Form 10-Q
period 1999-09-30
CUMBERLAND BANCORP INC
filed 1999-11-15
CIK 1092099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                    MARK ONE

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                           FOR THE TRANSITION PERIOD
                      FROM _____________ TO _____________

                         Commission File Number 0-27393
                         ------------------------------

                        CUMBERLAND BANCORP, INCORPORATED
             ------------------------------------------------------
             (Exact Name of Registrant As Specified in Its Charter)


           Tennessee                                 62-1297760
 -------------------------------             ---------------------------
 (State or Other Jurisdiction of             IRS Employer Identification
  Incorporation or Organization)                         Number)


           4205 Hillsboro Road, Suite 212, Nashville, Tennessee 37215
           ----------------------------------------------------------
             (Address of Principal Executive Offices and Zip Code)


                                 (615) 377-9395
              ----------------------------------------------------
              (Registrant's Telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common stock outstanding: 6,370,222 shares at November 15, 1999.

                        CUMBERLAND BANCORP, INCORPORATED
                               TABLE OF CONTENTS

PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets - September 30, 1999 (unaudited)                           3
          and December 31, 1998 (audited).

          Consolidated Statements of Earnings - For the three months and nine
          months ended September 30, 1999 and 1998 (unaudited).                                  4

          Consolidated Statements of Changes in Stockholders' Equity - For the                   5
          nine months ended September 30, 1999 (unaudited).

          Consolidated Statements of Cash Flows - For the nine months ended                      6
          September 30, 1999 and 1998 (unaudited).

          Notes to Financial Statements                                                          7

Item 2.   Management's Discussion and Analysis of Financial Condition                         8-15
          and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                            15


PART II:  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                                             17

Item 5.   Other Information.                                                                    17

Item 6.   Exhibits and Reports on Form 8-K                                                      18

Signatures                                                                                      19

   PART I:  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

               CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                   (dollars in thousands)
                                                                                -----------------------------
                                                                                  (Unaudited)
                                                                                 SEPTEMBER 30,     DECEMBER 31,
                                 ASSETS                                               1999             1998
-------------------------------------------------------------------------------------------------------------

   Cash and due from banks                                                        $     9,444           7,458
   Interest-bearing deposits in financial institutions                                  7,180          21,996
   Federal funds sold                                                                  10,150          12,750
   Securities available for sale, at fair value                                         9,826          11,565
   Securities held to maturity, fair value $6,355,000 at September 30, 1999
        and $8,950,000 at December 31, 1998                                             6,425           8,932
   Loans                                                                              383,534         296,547
   Allowance for loan losses                                                           (4,452)         (3,790)

                   LOANS, NET                                                         379,082         292,757
   Premises and equipment                                                              12,922           9,863
   Accrued interest receivable                                                          3,581           2,737
   Federal Home Loan Bank and Federal Reserve Bank stock - restricted                   3,144           2,648
   Investment in affiliates                                                             2,349             236
   Other real estate                                                                      955             610
   Goodwill                                                                             1,437              --
   Servicing rights                                                                     1,059           1,088
   Other assets                                                                         2,750           1,216

                   TOTAL  ASSETS                                                  $   450,304         373,856
-------------------------------------------------------------------------------------------------------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY

   LIABILITIES:
     DEPOSITS
       Noninterest-bearing                                                        $    31,126          23,742
       Interest-bearing                                                               347,269         301,702

                   TOTAL DEPOSITS                                                     378,395         325,444
     Notes  payable                                                                     7,455           7,233
     Federal funds purchased                                                            2,700               0
     Advances from Federal Home Loan Bank                                              28,093          17,973
     Accrued interest payable                                                           2,273           2,234
     Other liabilities                                                                  3,147           1,312
                   TOTAL LIABILITIES                                                  422,063         354,196

   STOCKHOLDERS' EQUITY:
     Common stock, $0.50 par value, authorized 20,000,000 shares;
          6,016,087 shares issued in 1999.  4,974,252 shares issued in 1998.            3,008           2,487
     Additional paid-in capital                                                        20,465           8,529
     Retained earnings                                                                  4,925           8,716
     Accumulated other comprehensive income (loss)                                       (157)            (72)

                   TOTAL STOCKHOLDERS' EQUITY                                          28,241          19,660

                   TOTAL LIABILITIES AND STOCKHOLDERS'
                     EQUITY                                                       $   450,304         373,856
-------------------------------------------------------------------------------------------------------------

               CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                                                       (dollars in thousands, except
                                                                                             per share amounts)
                                                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                SEPTEMBER 30,              SEPTEMBER 30,
                                                                         ---------------------------  ------------------------
                                                                          1999             1998           1999           1998
   -------------------------------------------------------------------------------------------------  ------------------------
   INTEREST INCOME:
     Loans, including fees                                            $     8,687          6,850         23,692         19,723
     Securities                                                               191            371            822          1,126
     Deposits in financial institutions                                        13            153            234            342
     Federal funds sold                                                       203            165            525            567
     Federal Home Loan Bank and Federal Reserve Bank dividends                 93             82            196            172
   -------------------------------------------------------------------------------------------------  -------------------------

                   TOTAL INTEREST INCOME                                    9,187          7,621         25,469         21,930
   -------------------------------------------------------------------------------------------------  -------------------------
   INTEREST EXPENSE:
     Time deposits of $100,000 or more                                        791            789          2,268          2,253
     Other time deposits                                                    3,130          2,910          9,043          8,207
     Federal funds purchased                                                   23              0             68              5
     Notes payable and advances from Federal Home Loan Bank                   532            427          1,358          1,283
   -------------------------------------------------------------------------------------------------  -------------------------

                   TOTAL INTEREST EXPENSE                                   4,476          4,126         12,737         11,748
   -------------------------------------------------------------------------------------------------  -------------------------

                   NET INTEREST INCOME                                      4,711          3,495         12,732         10,182
   PROVISION FOR LOAN LOSSES                                                  424            301            888            732
   -------------------------------------------------------------------------------------------------  -------------------------

                   NET INTEREST INCOME AFTER PROVISION
                     FOR LOAN LOSSES                                        4,287          3,194         11,844          9,450
   -------------------------------------------------------------------------------------------------  -------------------------
   OTHER INCOME:
     Service charges on deposit accounts                                      387            312          1,088            844
     Other service charges, commissions and fees                              363            292          1,159            975
     Mortgage banking activities                                              448            338          1,159          1,124
     Gain on sale of SBA loans                                                131            153            287            396
   -------------------------------------------------------------------------------------------------  -------------------------

                   TOTAL OTHER INCOME                                       1,329          1,095          3,693          3,339
   -------------------------------------------------------------------------------------------------  -------------------------
   OTHER EXPENSES:
     Salaries and employee benefits                                         2,210          1,654          6,152          4,752
     Occupancy                                                                530            423          1,444          1,208
     Other operating                                                        1,409          1,273          3,862          3,200
   -------------------------------------------------------------------------------------------------  -------------------------

                   TOTAL OTHER EXPENSES                                     4,149          3,350         11,458          9,160
   -------------------------------------------------------------------------------------------------  -------------------------

                   INCOME BEFORE INCOME TAXES                               1,467            939          4,079          3,629
   INCOME TAX EXPENSE                                                         565            410          1,527          1,391
   -------------------------------------------------------------------------------------------------  -------------------------

                   NET EARNINGS                                       $       902            529          2,552          2,238

   -------------------------------------------------------------------------------------------------  ------------------------
   NET EARNINGS PER SHARE - BASIC                                     $      0.16           0.10           0.46           0.41
   NET EARNINGS PER SHARE - DILUTED                                          0.16           0.09           0.45           0.40
   -------------------------------------------------------------------------------------------------  -------------------------
   WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                          5,609,153      5,465,521      5,566,759      5,455,366
   WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                        5,771,715      5,612,076      5,705,122      5,541,404
   -------------------------------------------------------------------------------------------------  -------------------------

               CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (UNAUDITED)


                                                                                          (Dollars in Thousands)
                                                                                                       ACCUMULATED
                                                                          ADDITIONAL                      OTHER        TOTAL
                                                      COMMON STOCK          PAID-IN      RETAINED     COMPREHENSIVE  STOCKHOLDERS'
                                                 SHARES        AMOUNT       CAPITAL      EARNINGS     INCOME (LOSS)     EQUITY
------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                        4,974       $ 2,487         8,529        8,716          (72)          19,660

Sale of 100,000 shares for $10 per share            100            50           950            0            0            1,000

10% stock dividend @ $12.50 per share               507           254         6,088       (6,343)           0               (1)

Sale of common stock in connection with IPO         346           173         4,105                                      4,278
   net of $46,000 in offering costs

Exercise of stock warrants at $6 per share
   related to Murray Bank                            42            21           229                                        250

Issuance of common stock in connection with
   acquisition of McMinnville Branch                 47            23           564                                        587

Comprehensive Income:
     Net earnings                                     0             0             0        2,552            0

     Other Comprehensive Income:
       Change in unrealized loss on
       securities available for sale, net of tax      0             0             0            0          (85)

Total Comprehensive Income                                                                                               2,467
------------------------------------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 1999                       6,016       $ 3,008        20,465        4,925         (157)          28,241
------------------------------------------------------------------------------------------------------------------------------

               CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                         (dollars in thousands)
                                                                                           NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                      ----------------------------
                                                                                         1999              1998
------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                                          $    2,552             2,238
ADJUSTMENTS TO RECONCILE NET EARNINGS
  TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
    Provision for loan losses                                                                888               732
    Depreciation and amortization                                                            771               614
    Mortgage loans originated for sale                                                   (38,066)          (60,935)
    Proceeds from sale of mortgage loans                                                  37,800            60,384
    Increase in accrued interest receivable                                                 (844)             (604)
    Increase in accrued interest payable and other liabilities                             1,874             1,695
    Other, net                                                                            (1,303)             (861)

                         TOTAL ADJUSTMENTS                                                 1,120             1,025

                         NET CASH PROVIDED BY OPERATING ACTIVITIES                         3,672             3,263

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase (decrease) in interest-bearing deposits in financial institutions          14,816            (7,875)
  Increase in federal funds sold                                                           2,600            (6,850)
  Purchases of securities available for sale                                              (1,403)          (16,500)
  Proceeds from maturities and redemptions of securities available for sale                2,561             8,444
  Purchases of securities held to maturity                                                  (600)           (3,566)
  Proceeds from maturities and redemptions of securities held to maturity                  3,107             3,866
  Net increase in loans                                                                  (86,947)          (34,625)
  (Purchase) disposal of and improvements to other real estate                              (345)               61
  Additions to premises and equipment                                                     (3,830)           (2,159)
  Excess purchase price over net assets acquired (goodwill)                                 (793)               --
  Investment in affiliates                                                                (2,373)                0

                         NET CASH USED BY INVESTING ACTIVITIES                           (73,207)          (59,204)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                                52,951            52,057
  Increase (decrease) in federal funds purchased                                           2,700            (1,200)
  Increase in advances from Federal Home Loan Bank                                        10,120             2,216
  Proceeds from notes payable                                                                600             2,780
  Repayments of notes payable                                                               (378)              (78)
  Proceeds from issuance of common stock                                                   5,528               129

                         NET CASH PROVIDED BY FINANCING ACTIVITIES                        71,521            55,904

                         NET DECREASE IN CASH                                              1,986               (37)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                             7,458             7,571

CASH AND CASH EQUIVALENTS AT END OF YEAR                                              $    9,444             7,534

------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest  paid                                                                    $   11,714            11,247
    Income taxes paid                                                                      1,261             1,072

------------------------------------------------------------------------------------------------------------------
NON CASH DISCLOSURES:
   Common stock issued in connection with branch acquisition                          $      587                --

               CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


                  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements as of September 30, 1999 and for the three month and nine month periods ended September 30, 1999 and 1998 were prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month and nine month periods ending September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the 1998 consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1, as amended.

                        CUMBERLAND BANCORP, INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiaries. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company's registration statement on Form S-1, as amended, for a more complete discussion of factors that impact liquidity, capital and the results of operations.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to, sudden adverse interest rate changes, inadequate allowance for loan losses, loss of key personnel and interruptions in operations caused by the Year 2000 problem. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company's future operating results depend on a number of factors which were derived utilizing numerous assumptions and other important factors that could cause actual results to differ materially from those projected in forward-looking statements.

OVERVIEW

The Company is a Tennessee bank holding company headquartered in Nashville, Tennessee which operates the following three (3) Tennessee bank subsidiaries:
(i) Cumberland Bank, a Tennessee state chartered bank with five (5) offices in Middle Tennessee; (ii) Bank Tennessee, a Tennessee state chartered bank with five (5) offices in West Tennessee; and (iii) The Community Bank, a Tennessee state chartered bank with three (3) offices in the Nashville metropolitan area. The Company also owns a fifty percent (50%) interest in The Murray Bank, a federal savings bank in Murray, Kentucky. The Company's operations principally involve commercial and residential real estate lending, commercial business lending, consumer lending, construction lending and other financial services, including credit card services and brokerage services.

The Company, through its bank subsidiaries, operates principally in four (4) market areas in Tennessee: Shelby County, Smith County, Sumner County, and Southern Davidson/Northern Williamson County. The Company's bank subsidiaries seek to provide a range of retail and commercial banking services designated to meet the borrowing needs of small and medium size businesses and consumers in the communities serviced by them. Each of the Company's bank subsidiaries competes with other larger, regional and mutli-regional financial institutions in attracting and retaining deposits and in lending funds. In order to successfully compete with such institutions, the Company's bank subsidiaries focus on building strong relationships with residents of the communities they serve. The Company believes that by granting each of its bank subsidiaries and their respective branch managers and loan officers the freedom to make decisions at the local level, it will create the superior relationship management that each of its banks needs to effectively compete with the larger financial institutions that serve the same areas its banks serve. While the Company focuses on local decision making and increased personalized service, like other community banks, it also provides the diversified range of financial services often associated with regional and super-regional financial institutions.

The Company's objective is to become a leading provider of financial services throughout Tennessee and parts of Kentucky through expansion of its existing banks and non-depository businesses. To this end, the Company anticipates continuing its current trend of branch expansion and acquisitions of other banks and bank holding companies.

RESULTS OF OPERATIONS

Net earnings increased 14% to $2,552,000 for the nine months ended September 30, 1999 from $2,238,000 in the first nine months of 1998. Net earnings were $902,000 for the quarter ended September 30, 1999, an increase of $373,000 or 71% from $529,000 for the three months ended September 30, 1998 and an increase of $22,000 or 3% over the quarter ended June 30, 1999. The increase in net earnings during the nine months ended September 30, 1999 was primarily due to growth in earning assets and overall growth of the banks as demonstrated by a 25% increase in net interest income and an 11% increase in non-interest income which was partially offset by a 25% increase in non-interest expenses.

NET INTEREST INCOME

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company's earnings. The Company's total interest income, excluding tax equivalent adjustments, increased $3,539,000 or 16% during the nine months ended September 30, 1999 as compared to the same period in 1998. The increase in total interest income was $1,566,000 or 21% for the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998 and $694,000 or 8% over the second quarter of 1999. The increase in 1999 was primarily attributable to an increase in average earning assets.

Interest expense increased $989,000 or 8% for the nine months ended September 30, 1999 as compared to the same period in 1998. The increase was $350,000 or 8% for the three months ended September 30, 1999 as compared to the same period in 1998. Interest expense increased $283,000 or 7% for the quarter ended September 30, 1999 over the second quarter of 1999. The overall increase in total interest expense for the first nine months of 1999 was primarily attributable to an increase in average interest-bearing liabilities and other borrowed funds.

The foregoing resulted in an increase in net interest income, before the provision for loan losses, of $2,550,000 or 25% for the first nine months of 1999 as compared to the same period in 1998. The increase was $1,216,000 or 35% for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998 and an increase of $411,000 or 10% when compared to the second quarter of 1999.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses was $888,000 and $732,000 for the first nine months of 1999 and 1998, respectively. The provision for possible loan losses during the three month periods ended September 30, 1999 and

1998 was $424,000 and $301,000, respectively. The provision for possible loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed for monitoring its loan portfolio in an effort to identify potential problem loans. The provision for possible loan losses raised the allowance for possible loan losses to $4,452,000, an increase of 17% from $3,790,000 at December 31, 1998. The allowance for possible loan losses as a percentage of total outstanding loans was 1.2% and 1.3% at September 30, 1999 and December 31, 1998, respectively.

The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Management believes the allowance for possible loan losses at September 30, 1999 to be adequate. During the third quarter, $152,000 was added to the allowance for loan losses in connection with the acquisition of the McMinnville branches discussed under Part II.

NONINTEREST INCOME

The components of the Company's noninterest income include service charges on deposit accounts, other fees and commissions, gain on sale of loans, gain on sale of fixed assets and gain on sale of other real estate. Total noninterest income for the nine months ended September 30, 1999 increased by 11% to $3,693,000 from $3,339,000 for the same period in 1998. The increase was $234,000 or 21% during the quarter ended September 30, 1999 compared to the third quarter in 1998 and was $212,000 or 19% over the quarter ended June 30, 1999. The increases were due primarily to increases in service charges on deposit accounts and other fees and commissions related to overall growth. Service charges on deposit accounts increased $244,000 or 29% during the nine months ended September 30, 1999 and $75,000 or 24% during the quarter ended September 30, 1999 compared to the same periods in 1998. Other fees and commissions totaled $1,159,000 and $975,000 during the nine months ended September 30, 1999 and 1998, respectively, an increase of $184,000 or 19%.

NONINTEREST EXPENSE

Noninterest expense consists primarily of salaries and employee benefits, occupancy expenses, furniture and equipment expenses, data processing expenses and other operating expenses and minority interest in net earnings of subsidiaries. Total noninterest expense increased $2,298,000 or 25% during the first nine months of 1999 compared to the same period in 1998. The increase for the quarter ended September 30, 1999 was $799,000 or 24% as compared to the comparable quarter in 1998 and $369,000 or 10% as compared to the second quarter of 1999. The increases in noninterest expense are attributable primarily to increases in salaries and employee benefits associated with an increase in the number of employees necessary to support the Company's expanded operations, which includes the addition of new subsidiary bank branch offices in Franklin, Tennessee and Murray, Kentucky during the second quarter of 1999. The number of employees increased to 220 at September 30, 1999, an increase from 161 at September 30, 1998. The increase in occupancy expenses was also due to the Company's expanded operations. Other operating expenses for the nine months ended September 30, 1999 increased to $3,862,000 from $3,200,000 for the comparable period in 1998. Other operating expenses increased $136,000 or 11% during the quarter ended September 30, 1999 as compared to the same period in 1998 and $147,000 or 12% as compared to the second quarter of 1999. These expenses include Federal deposit insurance premiums, supplies and general operating costs which increased as a result of continued growth of the Company.

INCOME TAXES

The Company's income tax expense was $1,527,000 for the nine months ended September 30, 1999, an increase of $136,000 over the comparable period in 1998. Income tax expense was $565,000 for the quarter ended September 30, 1999, an increase of $155,000 over the same period in 1998. The percentage of income tax expense to net income before taxes was 37% and 38% for the nine months ended September 30, 1999 and 1998, respectively.

FINANCIAL CONDITION

BALANCE SHEET SUMMARY

The Company's total assets increased 20% (annualized rate of 27%) to $450,304,000 during the nine months ended September 30, 1999 from $373,856,000 at December 31, 1998. Loans, net of allowance for possible loan losses, totaled $379,082,000 at September 30, 1999, or a 29% (annualized rate of 38.7%) increase compared to $292,757,000 at December 31, 1998. These increases were primarily due to internal growth and acquisition of the McMinnville branches and the Company's ability to increase its market share of such loans in Tennessee while maintaining its loan underwriting standards. Securities decreased $4,246,000 or 21% to $16,251,000 at September 30, 1999 from
$20,497,000 at December 31, 1998. Securities decreased $781,000 or 5% during the three months ended September 30, 1999. Federal funds sold decreased $2,600,000 to $10,150,000 at September 30, 1999 from $12,750,000 at December
31, 1998.

Total liabilities increased by 19% to $422,063,000 at September 30, 1999 compared to $354,196,000 at December 31, 1998. These increases were composed primarily of a $52,951,000 or 16% increase in total deposits and an increase of $10,120,000 or 56% in FHLB advances during the nine months ended September 30, 1999.

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including credit card, residential mortgage, and consumer installment loans.

A loan is impaired when it is probable that the Company will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. Impaired loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company shall recognize an impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for loan losses.

The Company's first mortgage single family residential, consumer and credit card loans which total approximately $112,938,000, $41,066,000 and $1,038,000, respectively at September 30, 1999, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

The Company considers all loans subject to the provisions of SFAS 114 and 118 that are on nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated with various other factors to determine if a loan is impaired. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower's financial condition, collateral, liquidation value, and other factors that affect the borrower's ability to pay.

Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt.

Other loans may be classified as impaired when the current net worth and financial capacity of the borrower or of the collateral pledged, if any, is viewed as inadequate. In those cases, such loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and if such deficiencies are not corrected, there is a probability that the Company will sustain some loss. In such cases, interest income continues to accrue as long as the loan does not meet the Company's criteria for nonaccrual status.

The Company's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

Net charge-offs were $378,000 and $258,000 for the nine month periods ending September 30, 1999 and 1998, respectively. Total non-performing loans at September 30, 1999 were $2.7 million or 0.8% of total loans as compared to $2.8 million or 0.9% of total loans at December 31, 1998. Although these amounts have not changed significantly as compared to December 31, 1998, there is a substantial improvement from the $4.9 million in total non-performing loans at June 30, 1999.

LIQUIDITY AND ASSET MANAGEMENT

The Company's management seeks to maximize net interest income by managing the Company's assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is the ability to maintain sufficient cash levels necessary to fund operations, meet the requirements of depositors and borrowers and fund attractive investment opportunities. Higher levels of liquidity bear corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets and higher interest expense involved in extending liability maturities.

Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At September 30, 1999, the Company's liquid assets totaled $24,247,000.

The Company's primary source of liquidity is a stable core deposit base. In addition, loan payments provide a secondary source. Borrowing lines with correspondent banks, FHLB and Federal Reserve augment these traditional sources.

Interest rate risk (sensitivity) focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long term earnings through funds management/interest rate risk management. The Company's rate sensitivity position has an important impact on earnings. Senior management of the subsidiary banks meet monthly to analyze the rate sensitivity position of the subsidiary banks. These meetings focus on the spread between each bank's cost of funds and interest yields generated primarily through loans and investments.

The Company's securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $5 million mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company's loan portfolio. At September 30, 1999 loans of approximately $244 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.

As for liabilities, certificates of deposit of $100,000 or greater of approximately $51 million will become due during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future.

Management believes that with present maturities, the anticipated growth in deposit base, borrowing sources and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the near term future. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity changing in a materially adverse way.

CAPITAL POSITION AND DIVIDENDS

At September 30, 1999, total stockholders' equity was $28,241,000 or 6% of total assets, which compares favorably with $19,660,000 or 5% of total assets at December 31, 1998. The dollar increase in stockholders' equity during the nine months ended September 30, 1999 results from the Company's net income of $2,552,000, and issuance of 534,530 shares of common stock during the nine months ended September 30, 1999 for $6.7 million. Through September 30, 1999, 345,865 shares have been sold in connection with an initial public offering that started September 21, 1999. This offering has been conducted without the benefit of an underwriter. As of November 12, 1999, all 700,000 shares had been subscribed for. The Company also sold 100,000 shares of common stock during March 1999 to new investors in the Williamson County market. Another 89,000 shares have been issued in connection with (i) exercise of warrants held by shareholders of The Murray Bank; and (ii) the McMinnville branch acquisition.

The Company's principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary banks. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary banks have none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary banks and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. At September 30, 1999 the Company's total risk-based capital ratio was 8.7% and its Tier I risk-based capital ratio was approximately 7.4% compared to ratios of 8.4% and 7.1%, respectively at December 31, 1998. The required Tier I leverage capital ratio

(Tier I capital to average assets for the most recent quarter) for the Company is 4.0%. At September 30, 1999 the Company had a leverage ratio of 6.3%, compared to 5.3% at December 31, 1998.

IMPACT OF INFLATION

Although interest rates are significantly affected by inflation, the inflation rate is immaterial when reviewing the Company's results of operations.

YEAR 2000

Many existing computer systems and software products use only a two digit field to identify the year. These programs were designed without considering the impact once the calendar rolls over to "00". If not corrected, computer applications could fail or create inaccurate results by or at the Year 2000. As a result, computer systems and software may need to be upgraded to comply with Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities. The Federal Reserve and the FDIC have required that we and our banks accomplish specific Year 2000 actions by specific dates.

In the fall of 1997, the Company began to make preliminary assessments of the Year 2000 readiness of all of its information technology systems, including the computer hardware and software that support its financial and administrative systems, as well as its non-information technology systems. The Company's plan for addressing Year 2000 has five phases as prescribed by federal banking authorities:

     - AWARENESS of the Year 2000 issues;

     - ASSESSMENT of which hardware and software were mission critical and what hardware and software were in need of upgrade or replacement;

     - RENOVATION, repair or replacement of non-compliant hardware and software;

     - TESTING of existing software and hardware and remedial action taken; and

     - IMPLEMENTATION and verification of the effectiveness of contingency plans.

The Company has completed the testing phase for both information technology and non-information technology systems and is currently in the final phase of its Y2K plan.

The Company does not have internally developed software. Consequently, the Company has reviewed the software obtained from third parties incorporated into its products, and has sought assurances from vendors that this licensed software is Year 2000 compliant. In particular, the Company's outside service bureau, FIDATA, and its primary software vendor, Information Technology, Inc., have provided assurances that their programs are Year 2000 compliant. Additionally, the Company has tested each of these programs to validate FIDATA's and ITI's representations. Finally, the Company has identified and found its internal non-information technology systems to be Year 2000 compliant.

Since September 1997, the Company has expensed more than $100,000 in actual costs in connection with identifying, evaluating or addressing Year 2000 compliance issues. The majority of this cost has been to replace or upgrade non-compliant systems such as older PCs and certain banking equipment. Most of the Company's other expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees implementing its contingency plans. The Company does not possess information necessary to determine the loss of productivity or reduction in earnings due to meeting these compliance requirements.

The Company believes that its most reasonably possible worst-case scenario would occur if it incurred a complete loss of FIDATA and ITI's services, and each of their back-up contingency plans failed to work properly. This could potentially affect the Company's ability to handle daily banking business for its customers in the first quarter or second quarter of 2000 depending on the nature of the affected systems. If the Company determines that FIDATA or ITI are unable to meet processing requirements on a timely basis, it would utilize alternative back-up processing systems which would cause it to incur additional costs. However, there can be no assurances that the back-up contingency systems will function properly and in the manner intended. The Company will continue to monitor this and any other areas of exposure and develop contingency plans accordingly.

The Company is not currently aware of any Year 2000 compliance problems relating to its systems' operation that would harm its business, results of operations and financial conditions, other than previously discussed. The Company cannot assure you that it will not discover Year 2000 compliance issues in its hardware or purchased software that will require substantial revision. In addition, the Company cannot assure you that third-party software, hardware or services incorporated into its operations will not need to be revised or replaced, all of which could be time consuming and expensive.

The failure to modify or replace the Company's third-party software, hardware, or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers, or other business interruptions, any of which could adversely affect results of operations and financial condition. Moreover, the failure to adequately address Year 2000 compliance issues in the Company's operations could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

In addition, there can be no assurances that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside the Company's control will be Year 2000 compliant. The failure by such entities to be Year 2000 compliant could result in a systemic failure beyond the Company's control, such as prolonged financial system, telecommunications or electrical failure. This could prevent the Company's customers from accessing the Company's banks' systems, which could adversely affect its results of operations and financial condition. If these systems were to fail, the Company would provide services to its clients on a manual basis until its Year 2000 issues could be corrected.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company's assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Based upon the nature of the Company's operations, the Company does not maintain any foreign currency exchange or commodity price risk.

         Interest rate risk (sensitivity) management focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long term earnings through funds management/interest rate risk management. The Company's rate sensitivity position has an important impact on earnings. Senior management of the subsidiary banks meets monthly to analyze the rate sensitivity position. These meetings focus on the spread between the cost of funds and interest yields generated primarily through loans and investments.

         There have been no material changes in reported markets risks during the nine months ended September 30, 1999.

PART II.   OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

         Initial Public Offering

On September 21, 1999, the Company's Registration Statement on Form S-1 (File No. 333-84173) was declared effective by the SEC. Pursuant to the Registration Statement, the Company registered 700,000 shares of Common Stock at a price of $12.50 per share. The aggregate price of the amount offered was $8,750,000. As of November 12, 1999, all 700,000 shares offered under the Registration Statement had been fully-subscribed for.

The Company estimates that the total expenses it has sustained for the issuance and distribution of the securities registered are $225,000 of which $46,000 has been deducted from the gross offering proceeds as of September 30, 1999. The remaining balance will be deducted from the remaining gross proceeds during November 1999 upon the expiration of the offering.

From the effective date of the Registration Statement through September 30, 1999, the Company did not use the net offering proceeds to fund general operating expenses.

         Sale of Unregistered Securities

In September 1999, 42,000 shares of the Company's common stock were issued in a private placement under Section 4(2) of the Securities Act of 1933, as amended. These shares were issued to investors in the Company's joint venture arrangement with BancKentucky with respect to The Murray Bank. The shares were issued upon the exercise of warrants held by investors in the joint venture at $6.00 per share for an aggregate consideration of $252,000.

As of September 30, 1999, the Company issued 47,000 shares of Company common stock in a private placement under Section 4(2) of the Securities Act of 1933, as amended. These shares were issued to a Tennessee investor in connection with brokering services performed by the investor in connection with the Company's acquisition of the McMinville, Tennessee branch. These shares were valued at $12.50 per share upon issuance for an aggregate consideration of $587,500.

ITEM 5.    OTHER INFORMATION

The Company continues to experience growth due to recent entries in new markets, acquisitions and aggressive marketing techniques. An initial public offering was undertaken to sell 700,000 shares during the third quarter of 1999 without the benefit of an underwriter. The offering began on September 21, 1999, and all 700,000 shares were fully subscribed for as of November 12, 1999. Approximately one-half of these shares were sold and proceeds collected during the quarter ended September 30, 1999.

The Company consummated the purchase of a branch of an existing banking institution with approximately $20 million in deposits, located in McMinnville, Tennessee during the third quarter of 1999. Subsequent to the third quarter, the Company entered into a preliminary agreement to acquire Bank of Dyer, a bank with total assets of approximately $37 million and offices in Dyer and Humboldt, Tennessee. A definitive agreement has not yet been reached.

Other opportunities for future acquisitions and expansions are currently being evaluated in connection with the overall growth strategy.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 27 Financial Data Schedule (for SEC use only) - This schedule contains summary financial information extracted from the consolidated financial statements of the Company at September 30, 1999 (unaudited) and is qualified in its entirety by reference to such financial statements as set forth in the Company's quarterly report on Form 10-Q for the period ending September 30, 1999.

         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        CUMBERLAND BANCORP, INCORPORATED
                                  (Registrant)

DATE: November 15, 1999   /s/ Joel Porter
     ------------------   -----------------------------------------------------
                          Joel Porter, President (Principal Executive Officer)




DATE: November 15, 1999   /s/ Mark C. McDowell
     ------------------   -----------------------------------------------------
                          Mark C. McDowell
                          Chief Administrative Officer