Form 10-K
period 1999-12-31
CUMBERLAND BANCORP INC
filed 2000-03-30
CIK 1092099

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 1999
Commission File Number 0-27393

                        CUMBERLAND BANCORP, INCORPORATED
             (Exact name of registrant as specified in its charter)

                       Tennessee                                  62 - 1297760
         -----------------------------------------    ------------------------------------
         (State or other jurisdiction                 (I.R.S. Employer Identification No.)
         of incorporation or organization)

         4205 Hillsboro Road,
         Nashville, Tennessee                                         37215
         -----------------------------------------    ------------------------------------
         (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:
(615) 377-9395

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

                     Common Stock, $.50 par value per share
      --------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               YES [X]       NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on February 29, 2000, was approximately $38,188,044. The market value calculation was determined using $12.50 per share.

Shares of common stock, $0.50 par value per share, outstanding on February 29, 2000 were 6,863,724

                      DOCUMENTS INCORPORATED BY REFERENCE


Part of Form 10-K          Documents from which portions are incorporated by reference
-----------------          ------------------------------------------------------------
Part III                   Portions of the Registrant's definitive proxy statement,
                           relating to the Registrant's Annual Meeting of Shareholders to be held on April 27, 2000 are incorporated by
                           reference into Items 10, 11, 12 and 13.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS


                                    BUSINESS
GENERAL

         We are the largest Tennessee bank holding company headquartered in Nashville, Tennessee. We conduct our banking business through four (4) bank subsidiaries:

         - Bank of Dyer, a Tennessee state chartered bank (which merged with us in 1999) with two (2)offices in Gibson County, Tennessee,
         - Cumberland Bank, a Tennessee state chartered bank with eight (8) offices in Macon, Smith, Sumner and Warren Counties, Tennessee,
         - BankTennessee, a Tennessee state chartered bank with five (5) offices in Shelby and Lauderdale Counties, Tennessee and
         - The Community Bank, a Tennessee state chartered bank which merged with us, along with BankTennessee in 1997, with three (3) offices in Davidson and Williamson Counties, Tennessee.

         Our Tennessee banks are collectively referred to as our bank subsidiaries or our banks. We also own a fifty percent (50%) interest in The Murray Bank, a federal savings bank, which opened for business June 15, 1999. Our operations principally involve commercial and residential real estate lending, commercial business lending, consumer lending, construction lending and other financial services, including credit card services and brokerage services. The Murray Bank has grown to total assets of more than $16 million at year end. The Company has grown to more than $525 million in total assets as of December 31, 1999.

         The following table represents our bank's growth in branch offices and total assets from the years ended December 31, 1993 and December 31, 1996 to December 31, 1999. Data for BankTennessee and The Community Bank for 1993 and 1996 are for their respective predecessor entities.

                                            12/31/93           12/31/96           12/31/99
                                            --------           --------           --------
                                                        (Dollars in Thousands)
BankTennessee
         Branch Offices...............             2                  3                  5
         Total Assets.................      $ 72,200           $ 97,400           $188,000

Cumberland Bank
         Branch Offices...............             2                  4                  8
         Total Assets.................      $ 63,500           $102,700           $194,700

The Community Bank
         Branch Offices...............             1                  1                  3
         Total Assets.................      $ 11,500           $ 35,300           $ 98,031

Bank of Dyer
         Branch Offices...........                 1                  2                  2
         Total Assets.............          $ 18,000           $ 28,086           $ 42,498

Total
         Bank Branch Offices..........             6                 10                 18
         Bank Subsidiaries
         Total Assets.................      $165,200           $263,486           $523,229

         We have six (6) bank branch offices that are less than three years old as of December 31, 1999. We also have broadened our mix of products and expanded our customer base through a combination of internal growth, and acquisitions. Our growth has been directed by a senior management team composed of individuals with an average of more than twenty (20) years of banking experience in Tennessee.

         Cumberland Bank has been in business in Smith County for more than twenty (20) years. It was originally organized as a state savings and loan association in 1975 in Carthage and converted to a Tennessee state bank in 1991. Its first office was in Carthage with later expansion to Gallatin. Cumberland Bank also has a well established base in Sumner County with offices in Gallatin, White House, and Portland, Tennessee. Another office operates in Gordonsville in Smith County. Cumberland Bank opened a new office in Lafayette, Macon County, Tennessee during the fourth quarter. It acquired two branch offices in the third quarter of 1999, both of which are located in Warren County, Tennessee. Cumberland Bank provides lending and other financial services through its subsidiary, Cumberland Finance Company, which has offices in Gallatin and Murfreesboro, Tennessee. Cumberland Bank offers investment services and other financial services through its subsidiary CBC Financial Services, Inc., which has offices in Carthage and Gallatin, Tennessee. Cumberland Bank also manages and owns a fifty percent (50%) interest in a full service, independent insurance agency, InsureTennessee, Inc. InsureTennessee represents more than twenty (20) different companies offering automobile, home life, health, disability and other types of insurance. InsureTennessee shares an office location in Carthage with CBC Financial Services and a office in Collierville, Tennessee in BankTennessee's building on New Byhalia Road.

         BankTennessee was originally organized as a federal savings association, First Federal Savings and Loan Association in 1934 and later changed its name to First Federal Bank of Memphis. It converted to a Tennessee state bank in 1997. BankTennessee's senior management team has over seventy-five (75) years of banking experience, with three former bank presidents on staff. BankTennessee is Tennessee's largest Small Business Administration lender according to "SBA Lenders." Also, residential construction loans account for a substantial percentage of BankTennessee's loan portfolio compared to other Tennessee banks. BankTennessee's growth is evidenced by current construction of a new $3.0 million main office in Collierville and a recently completed branch office in Ripley, Tennessee.

         The Community Bank was originally organized as a federal savings association, First Southern Federal Savings Bank, and later First Federal Bank of Nashville, in 1976. It converted to a Tennessee state bank in 1997. It has three (3) offices, one in Nashville, Tennessee, opened in 1976, one in Brentwood, Williamson County, opened in 1996, and one in Franklin, Williamson County, opened in 1999.

         Except for Macon, Smith, Lauderdale, Warren and northern Sumner Counties which are predominantly rural, our banks are located in growing metropolitan areas including Collierville and eastern Shelby County in Metropolitan Memphis, and Green Hills, Brentwood, Franklin and Gallatin in Metropolitan Nashville. Management believes that the markets in which our banks operate offer an environment for continued growth with respect to our target market, which includes local consumers, professionals and small businesses. Our banks do not have a concentration of deposits obtained from a single person or entity, or a small group of persons or entities, the loss of which would have a material adverse effect on our business or the business of our banks. Construction and development loans of approximately $80.8 million made up 18% of our loan portfolio as of December 31, 1999.

         We have entered into a joint venture agreement with BancKentucky, Inc., a Kentucky unitary thrift holding company, under which we have acquired a fifty percent (50%) interest in The Murray Bank, a de novo federal savings bank located in Murray, Calloway County, Kentucky. BancKentucky owns the remaining interest in the bank. The venture became effective as of June 15, 1999 with the opening of The Murray Bank for business on that date.

         Our Banks provide a range of customary services which include checking, NOW accounts, money market and savings accounts, certificates of deposit, individual retirement accounts, money transfers, and safe deposit facilities. Lending services include construction lending, commercial, consumer, commercial and residential real estate, home equity and home improvements. In addition, the Banks offers various uninsured, non-deposit products including annuities and mutual funds, brokerage services, and secondary market mortgage processing services. The Banks are not authorized to provide trust services.

         Our Banks are subject to the regulatory authority of the Department of Financial Institutions of the State of Tennessee and the Federal Reserve Board of Governors and the Federal Deposit Insurance Corporation (the "FDIC") which currently insures the depositors of each member bank to a maximum of $100,000 per depositor. For this protection, each bank pays a quarterly statutory assessment and is subject to the rules and regulations of the FDIC.

         MARKET AREAS

         We operate principally in six (6) market areas in Tennessee: Macon County, Shelby County, Smith County, Sumner County, Warren County and Southern Davidson/Williamson County. We also have a bank branch in Lauderdale County and a finance company office in Rutherford County.

Employees

         The Company had approximately 250 full-time equivalent employees as of December 31, 1999. The Company has four (4) full-time employees who are not employed by the Banks. All four of these persons are on the payroll of a bank subsidiary for administrative purposes, but the bank is reimbursed monthly by us for their salaries and benfits.

None of our employee's or banks' employees are represented by a collective bargining group. We consider relations with our employees to be excellent. The Company and the banks' provide several employee benefit programs, including a 401(k) plan, group life and health insurance, an annual merit program, paid vacations, and sick leave.

Competition

         Our banks have substantial competition in attracting and retaining deposits and in lending funds. The primary factors in competing for deposits are the range and quality of financial services offered, the ability to offer attractive rates and the availability of convenient office locations. Such competition is heightened by the fact that Tennessee law permits any bank or savings association located in Tennessee to branch in any county in Tennessee. Additional significant competition for savings deposits comes from other investment alternatives, such as money market funds and corporate and government securities. Primary factors in competing for loans are the range and quality of lending services offered, interest rates and loan origination fees. Competition for the origination of loans normally comes from other savings and financial institutions, commercial banks, credit unions, insurance companies and other financial service companies.

         Except in our Smith County market, our banks have small market shares in their respective markets. Competitors of each of our banks generally possess substantially greater financial resources than those available to our banks. In addition, these institutions generally have higher lending limits than our banks and may provide various services for their customers which our banks do not offer.

         We believe our strategy of relationship banking and local autonomy in the communities we serve allows flexibility in rates and products offered in response to local needs in a way that can enhance profitability for our banks, particular as consolidation of the banking industry occurs and larger institutions exit markets that are only marginally profitable for them. We believe our emphasis on community banking, customer service and relationships is the most effective method we have of competing with these larger regional bank holding companies as well as smaller community banks.

         LENDING PROCEDURES AND LOAN APPROVAL PROCESS

         Lending Procedures. Lending procedures of our banks reflect our philosophy of granting local control to decision making. Although the overall lending policy of the banks is set by our board of directors and is subject to the oversight and control of our board of directors, we depend, to a great degree, upon the judgment of our loan officers and senior management at each bank to assess and control lending risks.

         Individual loan officers have discretionary authority to approve certain loans at each of our banks without prior approval. The discretionary limit at BankTennessee varies by loan officer based upon seniority. For example, the bank's president has discretionary approval authority up to $750,000 for certain secured loans, while executive vice presidents have discretionary approval authority up to $250,000 for certain secured loans. At Cumberland Bank, certain individual loan officers have discretionary approval authority up to $100,000 on certain secured loans while the bank's president has discretionary approval authority up to $500,000 on secured loans. At The Community Bank, certain individual loan officers have discretionary approval authority of up to $250,000 on certain secured loans. At Bank of Dyer, certain loan offices have discretionary approved authority up to $100,000 on certain secured loans.

         Each of our banks utilize a loan committee to review loan requests exceeding the discretionary limit of the loan officer or branch manager, or for which the loan officer or branch manager chooses not to exercise his or her discretionary authority. Each of the banks has its own officer loan committee, reflecting our emphasis on local control and decision making.

         Loans are reviewed periodically by both our banks' senior lending officers and our independent external auditors. We utilize this process to grade each of our banks' loans and determine the adequacy of our banks' loan loss reserve. Past due loans are reviewed by an internal loan officer committee, and a summary report of such loans is reviewed monthly by the Board of Directors. A report of loan review findings is presented quarterly to the Bank's Board of Directors.

ASSET/LIABILITY MANAGEMENT

         Each of our banks has a committee comprised of its senior officers and outside directors charged with managing assets and liabilities pursuant to our asset-liability management policy. Each committee's task is to maximize and stabilize the net interest margin, and to provide reasonable growth of assets, earnings and return on equity capital while maintaining credit quality, reasonable interest rate risk, adequate capital and liquidity. To meet these objectives, each committee monitors its bank's progress and assists in directing overall acquisition and allocation of funds. Each committee meets monthly to review liquidity and funds position, and to review the general economic condition and other factors affecting the availability and use of funds of its bank. Each committee reports monthly to our and the individual banks' boards of directors explaining variances between budget and actual results, providing the likely reasons for such variances and reporting management's course of action in light of any budget variances. Our asset liability management policy is reviewed annually by each bank's board of directors.

INVESTMENT ACTIVITIES

         Our banks maintain separate investment portfolios consisting primarily of investment grade securities, including federal agency obligations, corporate bonds and asset-backed securities. Federal regulations limit the types and quality of instruments in which the banks may invest.

         A key objective of each of our banks' investment portfolios is to provide a balance with the banks' loans consistent with each bank's liability structures, and to assist in management of interest rate risk. The investment portfolio generally receives more weight than loans in the risk-based capital formula, and provides the necessary liquidity to meet fluctuations in credit demands and fluctuations in deposit levels of the local communities served. The portfolios also provide collateral for pledging against public deposits and income for our banks.

         Each of the banks manages its own investment portfolios. They utilize investment advice provided primarily by the Bond Division of First Tennessee National Bank and by Vining-Sparks IBG, a fixed-income brokerage firm.

NON-DEPOSITORY BUSINESS

         Cumberland Finance Company. Cumberland Finance, a wholly-owned subsidiary of Cumberland Bank, was formed in 1994 for the purpose of offering high risk, higher yield credit to people located in Smith County, Tennessee. In 1995, Cumberland Finance expanded its operations to Murfreesboro in Rutherford County, Tennessee. Cumberland Finance was profitable in its first year of operations but has struggled financially since then due to problems associated with growth and underwriting functions. We believe that recent changes in local management should result in a trend toward profitability.

         CBC Financial Services, Inc. CBC Financial Services, a wholly-owned subsidiary of Cumberland Bank, opened its first office in Carthage, Tennessee in 1993 and thereafter expanded its operations to Gallatin, Tennessee in 1997. It provides both full-service brokerage services and financial estate planning services to customers within Smith and Sumner Counties, Tennessee. CBC Financial Services has experienced operating losses in recent years as a result of costs attributable to its growth, but expects to be profitable in the year 2000, based upon current trends of increased gross revenue and decreased monthly losses. Under its current management, CBC Financial Services has grown to a business with over $26 million in assets under administration as of December 31, 1999.

         InsureTennessee, Inc. InsureTennessee is a fully-licensed insurance agency, owned fifty percent (50%) by Cumberland Bank and fifty percent (50%) by a long-time West Tennessee insurance agent. It provides insurance products to customers in Shelby, Sumner and Smith Counties, Tennessee through its offices in Carthage, Gallatin and most recently Memphis, Tennessee. InsureTennessee experienced operating losses the past year as a result of costs attributable to its growth, but expects to be profitable in the year 2000, based upon current trends of increased gross revenue and decreased monthly losses. Over the last twelve months, InsureTennessee has more than doubled its personnel.

THE MURRAY BANK

         On October 1, 1998, we entered into a joint venture with BancKentucky for the purposes of forming and operating a federal savings bank pursuant to
Section 5(c) of the Home Owners Loan Act, as amended. By virtue of the joint venture, we own a fifty percent (50%) interest in the voting common stock of The Murray Bank a federal savings bank located at 1000 Whitnell Street, Murray, Kentucky. BancKentucky owns the additional fifty percent (50%) of The Murray Bank. The Murray Bank opened for business to the public on June 15, 1999.

         Of the 20,000 shares of common stock, $10.00 par value issued by the Murray Bank, we acquired 10,000 of these shares at $215 per share for a total consideration of $2.15 million. The board of directors of The Murray Bank consists of thirteen (13) directors, of which four (4) have been designated by us. Under the terms of our agreement with BancKentucky, we also provide investment, accounting, auditing, human resource management, and loan review services to The Murray Bank on a fee for services basis, and will continue to do so as long as we have beneficial ownership of at least fifty percent (50%) of the voting stock of The Murray Bank.

Monetary Policies

         The result of operations of the Bank and the Company are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effects of actions by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the effect of such matters on the business and earnings of the Company.

SUPERVISION AND REGULATION

         We, along with our banks, are subject to state and federal banking laws and regulations which impose specific requirements or restrictions and provide for general regulatory oversight with respect to virtually all aspects of our and our banks' operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summaries of statutes and regulations affecting banks and bank holding companies do not purport to be complete. These summaries are qualified in their entirety by reference to the statutes and regulations described.

GENERAL

         As a bank holding company, we are regulated under the Bank Holding Company Act of 1956, as amended, and are inspected, examined and supervised by the Board of Governors of the Federal Reserve System. Under the BHCA, bank holding companies generally may not acquire the ownership or control of more than 5% of the voting shares, or substantially all the assets, of any company, including a bank, without the Federal Reserve's prior approval. In addition, bank holding companies generally may engage, directly or indirectly, only in banking and such other activities as are determined by the Federal Reserve to be closely related to banking.

         Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act, as amended, limit borrowings by us and our nonbank subsidiaries from our affiliate banks. These requirements also limit various other transactions between us and our nonbank subsidiaries, on the one hand, and our banks, on the other. For example, Section 23A limits to no more than 10% of its total capital the aggregate outstanding amount of any bank's loans and other "covered transactions" with any particular nonbank affiliate, and limits to no more than 20% of its total capital the aggregate outstanding amount of any bank's "covered transactions" with all of its nonbank affiliates.
Section 23A also generally requires that a bank's loans to its nonbank affiliates be secured, and Section 23B generally requires that a bank's transactions with its nonbank affiliates be on arm's length terms.

         All of our banks are incorporated under the banking laws of the State of Tennessee and, as such, are governed by the applicable provisions of those laws. Consequently, the Tennessee Department of Financial Institutions supervises and regularly examines our banks. Our banks' deposits are insured by the FDIC through the Bank Insurance Fund, and therefore are governed by the provisions of the Federal Deposit Insurance Act and examined by the FDIC. The TDFI and the FDIC regulate or monitor virtually all areas of our banks' operations. The Murray Bank is a federal savings bank organized under the laws of the United States of America. The Murray Bank is primarily regulated and examined by the Office of Thrift Supervision. The FDIC and the Federal Reserve also regulate various operations of The Murray Bank.

         Branching. Tennessee law imposes limitations on the ability of a state bank to establish branches in Tennessee. Under current Tennessee law, any Tennessee bank domiciled in Tennessee may establish branch offices at any location in any county in the state. Furthermore, Tennessee and federal law permits out-of-state acquisitions by bank holding companies, interstate merging by banks, and de novo branching of interstate banks, subject to certain conditions. These powers may result in an increase in the number of competitors in our banks' markets. We believe our banks can compete effectively in their markets despite any impact of these branching powers, but there can be no assurance that future developments will not affect our banks' ability to compete effectively.

         Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal bank regulatory agencies responsible for evaluating us and our banks, evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

CAPITAL REQUIREMENTS

         The federal regulatory agencies that evaluate us and our banks use capital adequacy guidelines in their examination and regulation of banks. If the capital falls below the minimum levels established by these guidelines, the banks may be denied approval to acquire or establish additional banks or non-bank businesses, or to open facilities, or the banks may be regulated by additional regulatory restrictions or actions.

         Risk-Based Capital Requirements. All of the federal regulatory agencies have adopted risk-based capital guidelines for banks and bank holding companies. These risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The ratios are minimums. The guidelines require all federally-regulated banks to maintain a minimum risk-based total capital ratio of 8%, of which at least 4% must be Tier I capital, as described below.

         A banking organization's qualifying total capital consists of two components: Tier I, or "core," capital and Tier 2, or "supplementary," capital. Tier I capital is an amount equal to the sum of: (1) common shareholders' equity, including adjustments for any surplus or deficit; (2) non-cumulative perpetual preferred stock; and (3) the company's minority interests in the equity accounts of consolidated subsidiaries. With limited exceptions for goodwill arising from certain supervisory acquisitions, intangible assets generally must be deducted from Tier I capital. Other intangible assets may be included in an amount up to 25% of Tier I capital, so long as the asset is capable of being separated and sold apart from the banking organization or the bulk of its assets. Additionally, the market value of the asset must be established on an annual basis through an identifiable stream of cash flows and there must be a high degree of certainty that the asset will hold this market value notwithstanding the future prospects of the banking organization. Finally, the banking organization must demonstrate that a liquid market exists for the asset. Intangible assets in excess of 25% of Tier I capital generally are deducted from a banking organization's regulatory capital. At least 50% of the banking organization's total regulatory capital must consist of Tier I capital.

         Tier 2 capital is generally considered to be an amount equal to the sum of the following:

         -        the allowance for possible credit losses in an amount up to
                  1.25 % of risk-weighted assets;

         - cumulative perpetual preferred stock with an original maturity of 20 years or more and related surplus;

         - hybrid capital instruments defined as instruments with characteristics of both debt and equity, perpetual debt and mandatory convertible debt securities; and

         - in an amount up to 50% of Tier I capital, eligible term subordinated debt and intermediate- term preferred stock with an original maturity of five years or more, including related surplus.

         Investments in unconsolidated banking and finance subsidiaries, investments in securities subsidiaries and reciprocal holdings of capital instruments must be deducted from capital. The federal regulatory agencies may require other deductions on a case-by-case basis.

         Under the risk-weighted capital guidelines, balance sheet assets and certain off-balance sheet items like standby letters of credit, are assigned to one of four risk-weight categories according to the nature of the asset and its collateral or the identity of any obligor or guarantor. These four categories are 0%, 20%, 50% or 100%. For example, cash is assigned to the 0% risk category, while loans secured by one-to-four family residences are assigned to the 50% risk category. The aggregate amount of assets and off-balance sheet items in each risk category is adjusted by the risk-weight assigned to that category to determine weighted values, which are added together to determine the total risk-weighted assets for the banking organization. Accordingly, an asset, like a commercial loan, which is assigned to a 100% risk category is included in risk- weighted assets at its nominal face value, whereas a loan secured by a single-family home mortgage is included at only 50% of its nominal face value. The application ratios are equal to capital, as determined, divided by risk-weighted assets, as determined.

         Leverage Capital Requirements. The federal regulatory agencies have issued a final regulation requiring certain banking organizations to maintain additional capital of 1% to 2% above a 3% minimum Tier I leverage capital ratio equal to Tier I capital, less intangible assets, to total assets. In order for an institution to operate at or near the minimum Tier I leverage capital ratio of 3%, the banking regulators expect that the institution would have well-diversified risk, no undue rate risk exposure, excellent asset quality, high liquidity and good earnings. In general, the bank would have to be considered a strong banking organization, rated in the highest category under the bank rating system and have no significant plans for expansion. Higher Tier I leverage capital ratios of up to 5% will generally be required if all of the above characteristics are not exhibited, or if the institution is undertaking expansion, seeking to engage in new activities, or otherwise faces unusual or abnormal risks.

         Institutions not in compliance with these regulations are expected to be operating in compliance with a capital plan or agreement with that institution's regulator. If they do not do so, they are deemed to be engaging in an unsafe and unsound practice and may be subject to enforcement action. Failure to maintain a Tier I leverage capital ratio of at least 2% of assets constitutes an unsafe and unsound practice and may result in enforcement action against an institution justifying termination of that institution's FDIC insurance.

         At December 31, 1999, the Company's subsidiary bank's risk-based Tier 1 Capital and risk-based Total Capital ratios were 6.84% and 9.45%, respectively.

LIABILITY FOR BANK SUBSIDIARIES.

         Under the Federal Reserve policy, we, as a bank holding company, are expected to act as a source of financial and managerial strength to each of our banks and to maintain resources adequate to support each of our banks. This support may be required at times when we may not have the resources to provide it. Any depository institution insured by the FDIC can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with the default of a commonly-controlled, FDIC-insured depository institution like a bank subsidiary. Additionally, depository institutions insured by the FDIC may be held liable to the FDIC for any loss incurred or reasonably expected to be incurred in connection with any assistance provided by the FDIC to a commonly-controlled, FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. All of our banks are FDIC-insured depository institutions. Also, in the event that such a default occurred with respect to one of our banks, any capital loans from us to that bank would be subordinate in right of payment to payment of the bank's depositors and other of the bank's obligations.

DIVIDEND RESTRICTIONS

         Federal and Tennessee law limits the payment of dividends by banks. Under Tennessee law, the directors of a state bank, after making proper deduction for all expenditures, expenses, taxes, losses, bad debts, and any write-offs or other deductions required by the TDFI, may credit net profits to the bank's undivided profits account. Thereafter, the bank may quarterly, semi-annually, or annually declare a dividend from that account in an amount judged expedient by the bank's board of directors. Before declaring the dividend, the board of directors must deduct any net loss from the undivided profits account and transfer to the bank's surplus account (1) the amount, if any, required to raise the surplus to 50% of the capital stock and (2) the amount required, if any, but not less than 10% of net profits, to make the paid-in-surplus account equal the capital stock account. Thereafter, the bank may declare a dividend if the bank is adequately reserved against deposits and those reserves will not be impaired by the declaration of the dividend.

         A state bank, with the approval of the TDFI, may transfer funds from its surplus account to the undivided profits or retained earnings account or any part of its paid-in-capital account. The payment of dividends by any bank is dependent upon its earnings and financial condition and, also may be limited by federal and state regulatory agency protections against unsafe or unsound banking practices. The payment of dividends could, depending upon the financial condition of a bank, constitute an unsafe or unsound banking practice. When a bank's surplus account is less than its capital stock account, Tennessee law imposes other restrictions on dividends. Finally, the FDIC prohibits a state bank, the deposits of which are insured by the FDIC, from paying dividends if it is in default in the payment of any assessments due the FDIC.

         The Federal Reserve also imposes dividend restrictions on our banks as state member banks of the Federal Reserve. Our banks may not declare or pay a dividend if that dividend would exceed the bank's undivided profits, unless the bank has received the prior approval of the Board of Governors of the Federal Reserve and at least two-thirds of the shareholders of each class of stock outstanding. Additionally, our banks may not permit any portion of their "permanent capital" to be withdrawn unless the withdrawal has been approved by the Board of Governors of the Federal Reserve and at least two-thirds of the shareholders of each class of stock outstanding. Permanent capital is defined as the total of a bank's perpetual preferred stock and related surplus, common stock and surplus, and minority interest in consolidated subsidiaries. Finally, if one of our banks has a capital surplus in excess of that required by law, that excess may be transferred to the bank's undivided profits account and be available for the payment of dividends so long as (1) the amount came from the earnings of prior periods, excluding earnings transferred as a result of stock dividends and (2) the bank's board and the Board of Governors of the Federal Reserve approved the transfer.

         In 1999, the Company declared a 10% stock dividend to its shareholders. This stock dividend was effective as of March 26, 1999. In the first quarter of 2000, a cash dividend was declared in the amount of $.025 cents per share payable on April 14, 2000 to shareholders of record on March 1, 2000.

DEPOSIT INSURANCE ASSESSMENTS

         The deposits of each of our banks are insured up to regulatory limits by the FDIC and we are required under the FDIC's deposit insurance assessments to maintain the Bank Insurance Fund (BIF) and Savings Association Insurance Fund (SAIF). The FDIC has adopted regulations establishing a permanent risk-related deposit insurance assessment system. Each financial institution is assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- and further assigned to one of three subgroups within a capital group. A bank's assignment is based on supervisory evaluations by the institution's primary federal regulator and, if applicable, other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The assessment rate applicable to our banks in the future will depend in part upon the risk assessment classification assigned to each bank by the FDIC and in part on the BIF assessment schedule adopted by the FDIC. Institutions are prohibited from disclosing the risk classification to which they have been assigned. The Deposit Insurance Funds Act of 1996 provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF and the SAIF. Currently, the annual insurance premiums on bank deposits insured by the BIF and SAIF vary between $0.00 to $0.27 per $100 of deposits.

EFFECTS OF GOVERNMENTAL POLICIES

         The difference between interest earned by our banks on their loans and investments and the interest paid by them on their deposits or other borrowings affects our banks' earnings. The yields on their assets and the rates paid on their liabilities are sensitive to changes in prevailing market rates of interest. Thus, the general economic conditions, fiscal policies of the federal government, and the policies of regulatory agencies, particularly the Federal Reserve, which establishes national monetary policy, will influence our banks' earnings and growth. The nature and impact of any future changes in fiscal or monetary policies cannot be predicted.

         Commercial banks are affected by the credit policy of various regulatory authorities, including the Federal Reserve. An important function of the Federal Reserve is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. Government securities, changes in reserve requirements on bank deposits, changes in the discount rate on bank borrowings, and limitations on interest rates that banks may pay on time and savings deposits. The Federal Reserve uses these means in varying combinations to influence overall growth of bank loans, investments and deposits, and also to affect interest rates charged on loans, received on investments or paid for deposits.

         The monetary and fiscal policies of regulatory authorities, including the Federal Reserve, also affect the banking industry. Through changes in the reserve requirements against bank deposits, open market operations in U.S. Government securities and changes in the discount rate on bank borrowings, the Federal Reserve influences the cost and availability of funds obtained for lending and investing. No prediction can be made with respect to possible future changes in interest rates, deposit levels or loan demand or with respect to the impact of these changes on the business and earnings of our banks.


         From time to time, various federal and state laws, rules and regulations, and amendments to existing laws, rules and regulations, are enacted that affect banks and bank holding companies. Future legislation and regulation could significantly change the competitive environment for banks and bank holding companies. We cannot predict the likelihood or effect of any such legislation or regulation.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our principal and executive offices are located at 4205 Hillsboro Road, Suite 212, Nashville, Tennessee 37215 in a leased facility with over 5,000 square feet of office space used by The Community Bank as its Green Hills branch. The Community Bank also operates two other branch offices located in Brentwood and Franklin, Williamson County, Tennessee. BankTennessee currently conducts business in five offices located in Shelby and Lauderdale Counties, Tennessee. Cumberland Bank currently conducts business at eight offices located in Macon, Smith, Sumner, and Warren Counties, Tennessee. CBC Financial Services conducts business at two offices, one in Smith County and one in Sumner County. Cumberland Finance conducts business at two offices, one located in Sumner County and one in Rutherford County, Tennessee. InsureTennessee conducts business at two offices, one in Smith County and one in Shelby County that it shares with BankTennessee.

         We own all of our branch office locations expcept for seven leased operations which include Cumberland Bank's office in Gallatin, and McMinnville, The Community Bank's offices in Green Hills and Franklin, BankTennessee's Toddle House office, Cumberland Finance's Murfreesboro office and CBC Financial Services' office in Carthage.

         Cumberland Bank also operates off-site ATM's at leased locations in Smith and Sumner Counties.

ITEM 3.  LEGAL PROCEEDINGS

         The nature of the banking business generates a certain amount of litigation against us and our banks involving matters in the ordinary course of business. None of the legal proceedings currently pending or threatened to which we or our subsidiaries are a party or to which any of our properties are subject will have, or have, in the opinion of management, a material effect on our business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ending December 31, 1999.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         We have no established public trading market for our shares. Accordingly, there is no comprehensive record of trades or the prices of any trades. The following table reflects stock prices for our shares to the extent any information is available. We have not declared any cash dividends in the past two fiscal years nor have we declared any cash dividends during this fiscal year, other than the small amount incorporated due to the pooling with Bancshares of Dyer, Inc.


                CUMBERLAND BANCORP INCORPORATED COMMON STOCK(1)

                                                                     HIGH              LOW
                                                                     ----              ---
1998:
      First Quarter..................................               $ 5.45           $ 4.55
      Second Quarter.................................               $13.64           $ 5.45
      Third Quarter..................................               $14.55           $11.82
      Fourth Quarter.................................               $12.73           $10.91

1999:
      First Quarter..................................               $12.27           $ 9.09
      Second Quarter.................................               $13.50           $12.00
      Third Quarter .................................               $12.50           $12.50
      Fourth Quarter.................................               $12.50           $12.50

----------------
 (1) The amounts per share have been adjusted for a 3-for-1 stock split effective June 30, 1997; a 2-for-1 stock split effective March 1, 1998 and a 10% stock dividend effective March 26, 1999.

         As of February 29, 2000 we had approximately 1,146 record shareholders. At that date, 6,863,724 shares were outstanding.

         We did not declare any dividends for the fiscal years ended December 31, 1999 or 1998. In the first quarter of 2000, a cash dividend was declared in the amount of $.025 cents per share payable on April 14, 2000 to shareholders of record on March 1, 2000.

         We review our dividend policy at least annually. The amount of the dividend, while in our sole discretion, depends in part upon the performance of our banks. Our ability to pay dividends is restricted by federal laws and regulations applicable to bank holding companies, and by Tennessee laws relating to the payment of dividends by Tennessee corporations. Because substantially all of our operations are conducted through our subsidiaries, our ability to pay dividends also depends on the ability of our banks to pay dividends to us. The ability of the banks to pay cash dividends is restricted by applicable regulations of the TDFI and the Federal Reserve. As a result, we may not be able to declare a dividend to holders of the shares even if the present dividend policy were to change. See "Supervision and Regulation--Dividend Restrictions."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA (UNAUDITED)

         The table below provides selected consolidated financial data for our company as of and for the five years ended December 31, 1999, 1998, 1997, 1996 and 1995. This information does not include financial data of BankTennessee or The Community Bank before the July 1997 merger of First Federal Bancshares, Inc. into us. The merger was accounted using the purchase method of accounting. In accordance with purchase accounting, the results of operations for BankTennessee and The Community Bank are included in the selected consolidated financial data since the date of the merger. You should read the following selected consolidated financial information in conjunction with our financial statements and the notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" located elsewhere in this document.

                                                                   For years ending December 31,
                                                                   -----------------------------

                                               1999            1998            1997           1996           1995
                                               ----            ----            ----           ----           ----
SUMMARY OF OPERATIONS
Interest income                              $  39,193         33,290         20,479         11,475          9,429
Interest expense                                19,127         17,381         10,429          5,514          4,522

Net interest income                             20,066         15,909         10,050          5,961          4,907
Provision for loan losses                       (1,623)        (1,188)        (1,390)          (430)          (370)
Noninterest income                               4,379          4,260          3,390          1,697          1,355
Noninterest expense                            (17,198)       (16,636)        (8,696)        (5,497)        (4,102)

Income before income taxes                       5,624          5,345          3,354          1,731          1,790
Income tax expense                               2,113          2,003          1,220            611            657

Net earnings                                     3,511          3,342          2,134          1,120          1,133
Basic earnings per share                          0.56           0.56           0.49           0.39           0.39
Diluted earnings per share                        0.55           0.55           0.48           0.37           0.37
Dividends per common share                           0              0              0              0           0.05
Book value per common share                       5.14           4.02           3.41           2.82           2.48

SELECTED PERIOD-END BALANCES
Total assets                                   525,559        408,706        330,335        130,774        113,271
Loans - net of unearned income                 440,316        321,547        269,378        105,141         83,559
Allowance for loan losses                        5,146          4,012          3,214          1,386          1,255
Total deposits                                 435,252        357,404        285,049        116,078         99,651
Other borrowings                                49,284         25,206         23,189          5,426          5,233
Stockholders' equity                            35,275         22,059         18,650          8,352          7,219

SELECTED AVERAGE BALANCES
Total assets                                   453,378        372,967        226,220        125,380        103,578
Securities                                      25,886         26,612         14,631          9,524         12,450
Loans - net of unearned income                 374,716        293,665        184,792         98,036         77,526
Allowance for loan losses                        4,196          3,504          2,603          1,183          1,108
Total deposits                                 356,075        296,553        226,220        111,107         84,921
Other borrowings                                34,477         27,776         12,942          5,101          5,413
Stockholders' equity                            27,200         20,607         13,543          7,905          6,717

SELECTED OPERATING RATIOS
Annual % change in average loans                 36.94%         58.92%         88.00%         26.46%         23.87%
Annual % change in average assets                28.59%         64.87%         80.43%         21.05%         19.97%
Return on average equity                         12.91%         16.22%         15.76%         14.07%         16.87%



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        CAUTIONARY STATEMENT CONCERNING
                          FORWARD-LOOKING INFORMATION

         This section along with other sections in this document, contains or incorporates by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the "safe harbors" created thereby. Those statements include, but may not be limited to, the discussions of the Company's expectations concerning its future profitability, operating performance, growth strategy and its assumptions regarding other matters. Also, when any of the words "believes", "expects", "anticipates", "intends", "estimates", "plans", or similar terms or expressions, are used in this document, forward-looking statements are being made.

         You should be aware that, while the Company believes the expectations reflected in those forward-looking statements are reasonable, they are inherently subject to risks and uncertainties which could cause the Company's future results and stockholder values to differ materially from the Company's expectations. These factors are disclosed in this section. Because of these factors, there can be no assurance that the forward-looking statements included or incorporated by reference herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included or incorporated by reference herein, you should not regard the inclusion of such information as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. In addition, the Company does not intend to, and is not obligated to, update these forward-looking statements after the date hereof, even if new information, future events or other circumstances have made them incorrect or misleading as of any future date.

         You should read the following discussion in conjunction with our financial statements and the notes to those statements appearing elsewhere in this document.

         Cumberland Bancorp, Incorporated had several significant events that occurred during 1999 which affected its financial condition and results of operations. An initial public offering was completed in the last half of the year which raised approximately $8.5 million in net additional capital. Bancshares of Dyer, Inc. (a $40 million one bank holding company) was acquired in late December, 1999. This transaction was accounted for as a pooling of interest and prior period amounts have been restated to include the accounts and results of operations of Dyer. Two branches totaling $20 million were acquired from another financial institution and investments in unconsolidated subsidiaries were made of approximately $2 million.

         Financial Condition. Our total assets grew from $408.7 million at year-end 1998 to $525.5 million at December 31, 1999, a $116.8 million increase or 29%. The primary changes in assets was related to the $117 million increase in net loans. In addition, cash and due from banks increased $9.2 million to allow for possible cash needs related to uncertainties related to the Year 2000 issues. We funded these increases primarily by an increase in deposits of $78 million and by decreasing our interest-bearing deposits held in other institutions by $16.6 million.

         Our total liabilities grew from $387 million at year end 1998 to $490 million at December 31, 1999, a $104 million increase or 27%. In addition to the deposit growth mentioned above, federal funds purchased increased $2.2 million and advances from the Federal Home Loan Bank increased $21.6 million.

         Stockholders' equity increased $13.2 million to $35.3 million at December31, 1999. The increase is related to the previously mentioned IPO, and privately placed common stock of approximately $2 million. Retained earnings provide the balance of the increase in equity. Our leverage capital ratio increased from 5.45% at December 31, 1998 to 6.84% at December 31, 1999. See
note 14 to our consolidated financial statements for more information relating to capital.

RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

         Net earnings were $3.5 million in 1999 compared to $3.3 million in 1998. Total revenues increased 16% while total expenses increased 18% during 1999 as compared to the prior year. As discussed in more detail later, our portion of the operating loss of the investment in the denovo, The Murray Bank, merger and acquisition expenses relating to Bancshares of Dyer, Inc. and start up costs associated with other market expansions negatively affected earnings in 1999.

         Net interest income increased $4.2 million, or 26%, to $20.1 million in 1999 from $17.4 million in 1998. The increase is a result of growth in average earning assets of our Cumberland Bank subsidiary throughout the year, and our BankTennessee and Community Bank subsidiaries for the last six months.

         The Company's net interest spread and net yield on earning assets were 4.66% and 4.71% respectively, in 1999 as compared to 4.41% and 4.50% in 1998. The increase in net interest spread and net yield on earning assets was the result of yields on earning assets increasing faster than rates paid on interest bearing liabilities. Net interest spread represents the difference in the yield on earning assets and the rate paid on interest bearing liabilities. Net yield on earning assets is net interest income divided by average earning assets.

         The provision for loan losses was $1.6 million in 1999 compared to $1.2 million in 1998, a 37% increase. The increase in the provision was primarily attributable to the 36.3% increase in loans.

         Noninterest income increased $120,000, or 3%, to $4.4 million in 1999 from $4.3 million in 1998. Mortgage banking income declined $443,000 or 32% from 1998 levels, primarily due to reduction in activity related to rising interest rates.

         Noninterest expense increased $3.6 million, or 26%, to $17.2 million in 1999 from $13.6 million in 1998. Included in noninterest expense is approximately $116,000 in 1999 related to losses of unconsolidated subsidiaries, compared to $92,000 in the prior year. Also included in 1999 are expenses related to the organization of new entities and to expenses associated with our mergers and acquisitions of approximately $102,000 (See Note 17 to our Notes to Consolidated Financial Statements for more information regarding these activities). Other increases in other expenses are primarily a result of overall growth. Salaries and benefits increased from $7.1 million in 1998 to $9.2 million in 1999 or an increase of 29%.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

         The comparison of 1998 to 1997 operating results is substantially affected by our merger with First Federal, which occurred on July 1, 1997. Total assets and operating results for The Community Bank and BankTennessee in 1997 are only included in the second six months of the Results of Operations.

         Net interest income increased $5.9 million, or 58%, to $15.9 million in 1998 from $10.1 million in 1997. Of this increase, $2.8 million, or 47%, is attributable to the addition of First Federal's assets and liabilities in mid-year 1997. The remaining $3.1 million, or 53%, increase is a result of growth in average earning assets of our Cumberland Bank subsidiary throughout the year, and our BankTennessee and Community Bank subsidiaries for the last six months.

         The Company's net interest spread and net yield on earning assets were 4.41% and 4.50% respectively, in 1998 as compared to 4.57% and 4.69% in 1997. The decrease in net interest spread and net yield on earning assets was the result of yields on earning assets declining faster than rates paid on interest bearing liabilities. Net interest spread represents the difference in the yield on earning assets and the rate paid on interest bearing liabilities. Net yield on earning assets is net interest income divided by average earning assets.

         The provision for loan losses was $1.2 million in 1998 compared to $1.4 million in 1997. The decrease in the provision was primarily attributable to lower charge-offs in 1998, partially offset by an increase in loan volume due to growth and our merger with First Federal.

         Noninterest income increased $870,000, or 26%, to $4.3 million in 1998 from $3.4 million in 1997. Noninterest income of First Federal for the first sixth months of 1997 (prior to the merger) was $413,000. After adjusting for the $550,000 gain on the sale of a branch that was recognized during the last half of 1997, noninterest income increased $1.5 million, or 44%. In addition to the effect of a full year of noninterest income from BankTennessee and The Community Bank, noninterest income also increased because of improved mortgage banking operations due to market conditions and gains on sales of SBA loans.

         Noninterest expense increased $4.9 million, or 57%, to $13.6 million in 1998 from $8.7 million in 1997. Of the increase, $2.6 million, or 53%, is related to the effect of BankTennessee's and The Community Bank's operations in 1998. The remaining $2.3 million increase, or 47%, is a result of our overall growth. Salaries and benefits increased from $4.4 million in 1997 to $7.1 million in 1998 or an increase of 63%. The increase is due to the large increase in total employees who work for BankTennessee and The Community Bank. Our efficiency ratio in 1998 was 67.5%, compared to 64.1% in 1997.

         Net income increased $1.2 million or 57%, to $3.3 million in 1998. Of this increase, $400,000 is due to the effects of the merger with First Federal. Return on average assets during 1998 and 1997 was 0.89% and 0.95% respectively, and return on average equity was 16.63% in 1998 compared to 16.57% for 1997.

LOANS

     The following table presents various categories of loans contained in our banks' loan portfolio for the periods indicated and the total amount of all loans for such period:


                                                                DECEMBER 31,

                                      1999           1998           1997           1996          1995
                                      ----           ----           ----           ----          ----
                                                              (In thousands)
TYPE OF LOAN
------------
Real estate-construction and
     development                  $  80,789         55,220         42,819          7,573         4,852
Real estate-1 to 4 family
     residential                    157,820        140,138        121,928         43,143        29,709
Real estate other                    49,708         12,555         26,956          5,923        11,441
Commercial, financial and
agricultural                        102,385         71,070         38,977         18,762        12,292
Consumer                             50,643         45,431         41,941         32,083        27,517
Other                                 1,744            746            208            193           397
                                  ---------        -------        -------        -------        ------
Total loans                         443,089        325,160        272,829        107,677        86,208
Unearned income and
deferred
fees                                 (2,773)        (3,613)        (3,451)        (2,536)       (2,649)
                                  ---------        -------        -------        -------        ------
     Net loans                    $ 440,316        321,547        269,378        105,141        83,559
                                  =========        =======        =======        =======        ======

     Loan growth was $118 million, or 36.3%, during 1999, and $52.3 million, or 19.2%, during 1998. Of this increase, $13.5 million, or 11.4% was through acquisition of the McMinnville branches. We believe that the remaining loan growth reported in 1999 approximates the normal trend for our four operating bank subsidiaries. Loans continued to grow during 1999 as a result of strong economic conditions in our banks' primary markets, with commercial loans experiencing the largest growth. We believe that commercial loans and loans to the residential real estate industry will continue to be our two primary loan categories.

     At December 31, 1999, 1-4 family residential real estate loans constituted 36% of total loans and construction and development loans constituted 18% of total loans. Construction and development loans typically involve 1-4 family residential properties or loans to develop subdivisions of such properties. More than half of our construction and development loans are made to finance speculative construction by builders. The remaining builder loans are for custom-built homes or where there are already contracts for sale. Most of our real estate loans are secured by properties located in the primary service areas of our banks.

     The following is a presentation of an analysis of maturities of loans as of December 31, 1999:


                                           DUE IN 1    DUE IN 1 TO  DUE AFTER 5
                 TYPE OF LOAN            YEAR OR LESS    5 YEARS      YEARS       TOTAL
                                                            (In thousands)
Real estate-construction & development       79,173        1,561          55       80,789
Real estate-1-4 family residential           91,536       55,237      11,047      157,820
Real estate-other                            29,825       19,300         583       49,708
Commercial, financial and agricultural       47,431       52,815       2,139      102,385
Consumer                                     27,854       20,103       2,686       50,643
Other                                         1,424          320           0        1,744
     Total                                  277,243      149,336      16,510      443,089

     At December 31, 1999, $155.6 million in loans due after one year had predetermined interest rates and $10.2 million in loans due after one year had floating interest rates.

     It is our philosophy to pursue real estate lending as our core type of lending relationship. Of our combined loan portfolio, 53.9% is secured by residential real estate. Management believes this type of lending has allowed us to maintain low levels of charge-offs and non-performing loans. However, the real estate lending market has traditionally been sensitive to interest rates, and the volume of such loans may decline if interest rates continue to increase.

PROVISION FOR LOAN LOSSES AND ASSET QUALITY

     The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount believed to be sufficient to absorb losses in the loan portfolio. Factors considered in establishing an appropriate allowance include a careful assessment of the financial condition of the borrower; a realistic determination of the value and adequacy of underlying collateral; the condition of the local economy and the condition of the specific industry of the borrower; a comprehensive analysis of the levels and trends of loan categories; and a review of delinquent and classified loans. We apply a systematic process for determining the adequacy of the allowance for loan losses, including an internal loan review function and a monthly analysis of the adequacy of the allowance. Our monthly analysis includes determination of specific potential loss factors on individual classified loans, historical potential loss factors derived from actual net charge-off experience and trends in nonperforming loans, and potential loss factors for other loan portfolio risks such as loan concentrations, local economy, and the nature and volume of loans.

     An analysis of our loss experience, as well as a breakdown of the allowance for possible loan losses, is furnished in the following table for the periods indicated:


                                                                            YEARS ENDED DECEMBER 31,
                                                               1999          1998          1997          1996          1995
                                                               ----          ----          ----          ----          ----
                                                                             (Dollars in thousands)
Balance at beginning of year                               $   4,012         3,214         1,386         1,255          947
Allowance increases due to acquisitions                          152            --         1,229            --           --
                                                           ---------      --------      --------      --------      -------
Loans charged-off:
     Real estate-construction & development                      (65)           --            --            --
     Real estate-1 to 4 single family                           (117)          (45)          (23)           (5)
     Real estate-other                                           (90)           --            --
     Commercial, financial & agricultural                       (123)          (54)          (35)           (1)          --
     Consumer                                                   (518)         (324)         (721)         (336)        (107)
     Other                                                       (24)           --            --            --
                                                           ---------      --------      --------      --------      -------
         Total charge-offs                                      (758)         (512)         (869)         (342)        (107)
                                                           ---------      --------      --------      --------      -------

Charge-offs recovered:
     Real estate - construction & development                     --            21            --            --           --
     Real estate - 1-4 single family                               9             2            11            --           --
     Real estate - other                                          --             0            --            --           --
     Commercial                                                   19             5             1             4           --
     Consumer                                                     89            76            66            39           45
     Other                                                        --            18            --            --           --
                                                           ---------      --------      --------      --------      -------
         Total recoveries                                        117           122            78            43           45
                                                           ---------      --------      --------      --------      -------

Net loans charged-off                                           (641)         (390)         (791)         (299)         (62)
Current year provision                                         1,623         1,188         1,390           430          370
                                                           ---------      --------      --------      --------      -------
Balance at end of year                                     $   5,146         4,012         3,214         1,386        1,255
                                                           =========      ========      ========      ========      =======

Loans at year end                                            440,316       321,547       269,378       105,141       83,559
Ratio of allowance to loans at year end                         1.17%         1.25%         1.19%         1.32%        1.50%
Average loans                                                374,716       293,665       184,792        98,036       77,526
Ratio of net loans charged off to average loans                 0.17%         0.13%         0.43%         0.31%        0.08%

     The recorded values of loans actually removed from the consolidated balance sheets are referred to as charge-offs and, after netting out recoveries on previously charged-off assets, become net charge-offs. Our policy is to charge off loans, when, in management's opinion, the loan is deemed uncollectible, although concerted efforts are made to maximize recovery. Our level of net charge-offs to average loans was 0.17% in 1999 and 0% in 1998. Charge-offs were higher due to consumer loan losses for Cumberland Bank and Cumberland Finance, its finance company subsidiary, in 1999. During 1999, the provision for loan losses of $1.6 million was almost $400,000 more than the preceding year. Factors which gave rise to the increased provision in 1999 were the $117 million loan growth our institutions sustained and the $194,000 increase in consumer loan losses in Cumberland Bank's portfolio and similar loan losses in Cumberland Finance.

     The level of non-performing loans is an important element in assessing asset quality and the relevant risk in the credit portfolio. Non-performing loans include non-accrual loans, restructured loans and loans delinquent 90 days or more. Loans are classified as non-accrual when management believes that collection of interest is doubtful. When loans are placed on nonaccrual status, all unpaid accrued interest is reversed. Another element associated with asset quality is foreclosed properties, which represent real estate or personal property acquired through loan defaults by customers.

     The following table presents information regarding nonaccrual, past due and restructured loans, and foreclosed properties at the dates indicated:


                                                    DECEMBER 31,

                                      1999     1998      1997   1996    1995
                                      ----     ----      ----   ----    ----
                                               (Dollars in Thousands)
Loans accounted for on a non-
accrual basis                        $2,446    1,745    1,561    565      489

Accruing loans which are
contractually past due 90 days or
more as to principal and interest
payments                                241      467       86    428      554

Restructured loans                      693      652      443     --       --
                                     ------    -----    -----    ---    -----
Total nonperforming loans (1)         3,380    2,864    2,090    993    1,043

Foreclosed properties                $2,400      610      630    502      630

--------------

 (1) As of December 31, 1999, all restructured loans were in compliance with their modified terms.

     Non-performing loans were 0.8% and 0.9% of loans at December 31, 1999 and 1998, respectively. The dollar increase in non-performing loans during 1999 is due to a growing and maturing portfolio, and less attributable to conditions in the marketplace. Additional interest income of approximately $125,000 in 1999, $121,000 in 1998, $79,000 in 1997, $33,000 in 1996, and $26,000 in 1995 would have been recorded if all loans accounted for on a non-accrual basis had been current in accordance with their original terms. No interest income has been recognized during the five year period ended December 31, 1999 on loans that have been accounted for on a non-accrual basis.

         Management has internally classified approximately $4.3 million in loans as "substandard" based upon other possible credit problems. These loans are not included in the above amounts. These loans are performing loans but are classified as "substandard" due to payment history, decline in the borrowers financial position or decline in collateral value. Loans classified as "substandard" are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified must have a well-defined weakness or weakness that jeopardize the liquidation of the debt. Loans classified as "doubtful" have all the weaknesses inherent in one classified "substandard", with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans classified as "loss" are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

     As of December 31, 1999, there are no loans classified by our regulators or management as loss, doubtful or substandard that have not been disclosed above or which represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

     The allocation of the allowance for loan losses by loan category at December 31, of the years indicated is presented below:


                                                                 AS OF DECEMBER 31,
                    ---------------------------------------------------------------------------------------------------
                                 1999                               1998                          1997
                                 ----                               ----                          ----
                                            PERCENT OF                       PERCENT OF                      PERCENT OF
                                            LOANS IN                         LOANS IN                        LOANS IN
                                              EACH                             EACH                           EACH
                               PERCENT OF   CATEGORY             PERCENT OF  CATEGORY            PERCENT OF  CATEGORY
                               ALLOWANCE    TO TOTAL             ALLOWANCE   TO TOTAL            ALLOWANCE   TO TOTAL
                               TO TOTAL        -----             TO TOTAL       -----            TO TOTAL      -----
                     AMOUNT    ALLOWANCE     LOANS     AMOUNT    ALLOWANCE    LOANS     AMOUNT   ALLOWANCE    LOAN
                     ------    ---------     -----     ------    ---------    -----     ------   ---------    ----
Real estate -
construction &
 development.....    $1,029       20%         18%        802        20%        18%       643        20%         16%
Real estate-1-4
single family....       257        5%         36%        201         5%        42%       161         5%         44%
Real estate - other     309        6%         11%        160         4%         4%       129         4%         11%
Commercial,
   financial and
   agriculture...     1,132       22%         23%        883        22%        23%       482        15%         14%
Consumer.........     1,647       32%         11%      1,204        30%        12%       804        25%         14%
Other............       103        2%          1%         80         2%         1%        64         2%          1%
Unallocated......       669       13%                    682         17%                 931         29%
                     ------      ---         ---       -----       ---        ---      -----       ---         ---
       Total         $5,146      100%        100%      4,012       100%       100%     3,214       100%        100%
                     ======      ===         ===       =====       ===        ===      =====       ===         ===


     As of December 31, 1999, real estate mortgage loans constituted 65% of outstanding loans. Approximately $126 million, or 44%, of this category represents first mortgage residential real estate mortgages where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. We have $80.8 million in construction and development loans, which are primarily related to the home building industry in Shelby, Williamson, Davidson and Sumner Counties, Tennessee. The remaining portion of this category consists primarily of commercial real estate loans. Risk of loss for these loans is generally higher than residential loans. Therefore, management has allocated a significant portion of the allowance for loan losses to this category.

SECURITIES

     Our banks' securities portfolios are primarily used as a source of liquidity. Total securities were $22.9 million at year-end 1999, which is down $3.8 million from year-end 1998. The securities portfolios comprised 4.4% of total assets at year-end 1999. Our banks' policy guidelines are designed to minimize credit, market and liquidity risk. Securities generally must be "investment grade" or higher to be purchased. Over the last year, a majority of newly-purchased securities have been designated as "Available for Sale" to increase flexibility for asset liability management. Approximately 42% of securities held at year-end 1999 were pledged for public deposits. Other than commitments to originate or sell mortgage loans, our banks do not invest in off-balance sheet derivative financial instruments.

     We invest primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states and municipalities. The majority of the mortgage-backed securities are instruments of U.S. Government agencies. In addition, we enter into federal funds transactions with our principal correspondent banks, and act as a net seller of such funds. We did not hold securities of any single issuer that exceeded ten percent of shareholders' equity.

     The following tables present, for the periods indicated, the carrying amount of our securities portfolio, including mortgage-backed securities, segregated into available for sale and those held to maturity categories.


                                              At December 31,

                                       1999        1998         1997
                                          (Dollars in thousands)
Available for sale:
   U.S. Government and agencies      $10,378      10,471       1,602
   Obligations of SCM                  2,727       1,844       1,397
   Mortgage-backed                     1,464       3,384       1,409
   Other debt securities                 262          --         676
   Marketable equity securities        1,382       1,571       1,445
                                     -------      ------      ------

      Total available for sale        16,213      17,270       6,529
                                     -------      ------      ------

Held to maturity:
   U.S. Government and agencies        2,790       4,624       5,660
   Obligations of SCM                  3,844       4,782         356
   Mortgage-backed                        43          --       6,161
   Other debt securities                  --          --         204
                                     -------      ------      ------
        Total held to maturity         6,677       9,406      12,381
                                     -------      ------      ------
        Total securities             $22,890      26,676      18,910
                                     =======      ======      ======

     The following table indicates, for the year ended December 31, 1999, the amount of investments due in (1) one year or less, (2) one to five years, (3) five to ten years, and (4) over ten years:


                           1 YR OR                                                      OVER 10
                              LESS            1 TO 5 YRS          5 TO 10 YRS             YRS                TOTAL
                           BALANCE    YIELD     BALANCE    YIELD    BALANCE     YIELD   BALANCE    YIELD    BALANCE
                                                                  (Dollars in Thousands)
Available for sale:
 U.S. Government
   and agencies           $  989       5.12%    $7,522      5.74%   $1,558      5.93%   $  309       7.5%  $10,378
Obligations of SCM                                 100      5.02       966      4.35     1,661       4.96    2,727
Mortgage-backed                                    498      5.50        85       9.0     1,130       6.6     1,713
Marketable equity
securities(2)                                                                            1,395       6.4     1,395
Held to maturity:
U.S. Government
and agencies                                     2,560      5.78                                             2,560
Obligations of SCM            75       8.10                            155      5.25                           230
Mortgage-backed                                     44      5.54     3,800      7.65        43       5.3     3,887
                           -----                ------               -----               -----              ------

     Totals                1,064                10,724               6,564               4,538              22,890
                           =====                ======               =====               =====              ======

(1) Yields are presented based on adjusted cost basis of securities available for sale. Yields based on carrying value would be higher since fair value is less than adjusted cost.

(2) Marketable equity securities are included in the over 10 year category as there is no maturity. DEPOSITS AND BORROWINGS

DEPOSITS AND BORROWINGS

     Deposits are our primary source of funding loans. Depending upon current market rates, we may from time to time use FHLB borrowings to complement our funding needs. See "--Liquidity" and "--Interest Rate Sensitivity." We believe we have the ability to generate deposit growth within our local markets as loan demand dictates. Our long-term strategy has been to match the competition on popular deposit products such as money market demand accounts and certificates of deposit. FHLB advances, while more costly than deposit funding, are typically the lowest cost borrowed funds available to institutions such as our banks. Our banks utilize short term borrowing from the FHLB to sustain the available for sale loans until they are sold. The marketable time table has increased slightly, therefore, short term borrowing have increased. Of a total $39.6 million in FHLB borrowings at year-end 1999, $27.8 million matures before December 31, 2000.

     Total deposits grew at a rate of 21.8% during 1999, resulting from the opening of new branch locations, acquiring a new branch location and more attractive pricing for deposits. Loan growth was greater than deposit growth in 1999, resulting in an increase in loan to deposit ratio from 90% at year end 1998 to 101% at year end 1999. To offset the loan growth, the banks purchased federal funds of $2.3 million at year end 1999 and short term FHLB funds.

     We operate retail bank branches in nine different Tennessee counties and have fifty percent (50%) ownership of a stand-alone federal savings bank in one Kentucky county through a joint venture. Each local market has it own unique deposit customer base. Deposit growth has been strong in the new communities where additional branches have been established. In general, large certificate of deposit customers tend to be more sensitive to interest rate levels, making these deposits less reliable sources of funding from liquidity planning purposes than core deposits. We have normally had to pay a small premium for these types of deposits above current rates. However, we believe that we have long-term customers who maintain substantial deposits with our banks based upon personal relationships with each bank's officers and employees.

     Average amount of and average rate paid for our deposits for year-end 1997, 1998, and 1999 are represented by deposit category on the table on pages 23 through 25 of this section of the documents.

     The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 1999:




                                  TIME
                              CERTIFICATES
                               OF DEPOSIT

                             (In thousands)

3 months or less                 20,714

3-6 months                       24,409

6-12 months                      16,272

over 12 months                   21,694
                                 ------
Total                            83,089
                                 ======

                   CUMBERLAND BANCORP, INC. AND SUBSIDIARIES
          Consolidated Average Balance Sheets, Net Interest Revenue and
                 Changes in Interest Income and Interest Expense

     The following table shows the consolidated average monthly balances of each principal category of assets, liabilities and stockholders' equity of the company, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates. The table is presented on a taxable equivalent basis.


                                                    (Dollars in Thousands)

                                                 1998                            1997                   1998/1997 Change
                                    ------------------------------   ----------------------------- -------------------------
                                     Average   Interest   Revenue/   Average   Interest   Revenue/ Due To    Due To
                                     Balance     Rate     Expense    Balance     Rate     Expense  Volume    Rate (1)  Total
                                     -------     ----     -------    -------     ----     -------  ------    --------  -----

Net loans (2 and 3)                 $293,665    10.22%    29,999     184,792    10.17%    18,791   11,071     137     11,208
                                    --------    -----     ------     -------    -----     ------   ------    ----     ------

Investment Securities:
   Available for Sale                 26,612     6.04%     1,607      14,631     6.40%       937      767     (97)       670
                                                                                                   ------    ----     ------

         Total investment securities  26,612     6.04%     1,607      14,631     6.40%       937      767     (97)       670
                                    --------    -----     ------     -------    -----     ------   ------    ----     ------

Federal funds sold                    16,344     5.14%       840      10,444     4.88%       510      288      42        330
FHLB and FRB stock                     2,541     7.20%       183       1,451     6.82%        99       74      10         84
Interest-bearing deposits in banks    14,575     4.54%       661       2,896     4.90%       142      573     (54)       519
                                    --------    -----     ------     -------    -----     ------   ------    ----     ------

         Total earning assets        353,737     9.41%    33,290     214,214     9.56%    20,479   12,773      38     12,811
                                                =====     ======                =====     ======   ======    ====     ======

Cash and due from banks                7,262                           4,521
Allowance for loan losses             (3,504)                         (2,603)
Other assets                          15,472                          10,088
                                    --------                         -------

         Total assets               $372,967                         226,220
                                    ========                         =======

Deposits:
   NOW investments                  $ 24,919     2.75%       686      17,975     2.69%       483      187      16        203
   Money market investments           59,580     4.90%     2,919      26,719     4.91%     1,313    1,615      (9)     1,606
   Savings                            13,023     3.34%       435       9,399     3.21%       302      116      17        133
   Time deposits $100,000 and over    58,765     5.74%     3,373      34,665     6.15%     2,132    1,482    (241)     1,241
   Other time deposits               140,266     5.88%     8,249      94,442     5.70%     5,387    2,614     248      2,862
                                    --------    -----     ------     -------    -----     ------   ------    ----     ------

         Total interest-bearing
             deposits                296,553     5.28%    15,662     183,200     5.25%     9,617    6,014      31      6,045

Non interest-bearing demand deposits  23,243       --         --      13,019       --         --       --      --         --
                                    --------    -----     ------     -------    -----     ------   ------    ----     ------

         Total deposits              319,796     4.90%    15,662     196,219     4.90%     9,617    6,014      31      6,045

Fed Funds purchased                      164                   5         533     7.50%        40      (28)     (7)       (35)
Note payable                           6,590     8.00%       527       2,994     8.42%       252      303     (28)       275
FHLB advances                         21,022     5.65%     1,187       9,395     5.53%       520        6     661        667
                                    --------              ------     -------               -----   ------    ----     ------
         Total deposits and borrowed

             funds                   347,572     5.00%    17,381     209,141     4.99%    10,429    6,295     657      6,952
                                                -----                           -----                                 ------

Other liabilities                      4,788                           3,536
Stockholders' equity                  20,607                          13,543
                                    --------                         -------

         Total liabilities and
           stockholders' equity     $372,967                         226,220
                                    ========                         =======

Net interest income                                      $15,909                         $10,050    6,478    (619)     5,859
                                                         =======                         =======   ======    ====     ======

Net yield on earning assets                      4.50%                           4.69%
                                                =====                          ======


1 Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.

2 Interest income includes fees on loans of $1,748 in 1998 and $1,025 in 1997.

3 Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

                   CUMBERLAND BANCORP, INC. AND SUBSIDIARIES
         Consolidated Average Balance Sheets, Net Interest Revenue and
                Changes in Interest Income and Interest Expense

                The following table shows the consolidated average monthly balances of each principal category of assets, liabilities and stockholders' equity of the Company, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates. The table is presented on a taxable equivalent basis.

                                                                             (Dollars in Thousands)
                                                          1999                      1998                      1999/1998 CHANGE
                                               -------------------------- --------------------------  ------------------------
                                               Average  Interest Revenue/ Average Interest  Revenue/  Due to  Due to
                                               Balance     Rate  Expense  Balance   Rate    Expense   Volume  Rate (1)   Total
                                               -------- -------- -------- ------- --------  --------  ------  --------   -----

Net loans (2 and 3)                            $374,716    9.75%  36,528  293,665   10.22%   29,999    8,280   (1,751)   6,529
                                               --------    ----   ------  -------   -----    ------    -----   ------    -----

Investment securities:
    Available for sale                           25,886    5.80%   1,502   26,612    6.04%    1,607      (44)     (61)    (105)
                                               --------    ----   ------  -------   -----    ------    -----   ------    -----

    Total investment securities                  25,886    5.80%   1,502   26,612    6.04%    1,607      (44)     (61)    (105)
                                               --------    ----   ------  -------   -----    ------    -----   ------    -----

Federal funds sold                               15,046    4.72%     710   16,344    5.14%      840      (67)     (63)    (130)
FHLB and FRB stock                                2,921    6.85%     200    2,541    7.20%      183       27      (10)      17
Interest-bearing deposits in bank                 7,824    3.23%     253   14,575    4.54%      661     (306)    (102)    (408)
                                               --------    ----   ------  -------   -----    ------    -----   ------    -----

        Total earning assets                    426,393    9.19%  39,193  353,737    9.41%   33,290    7,890   (1,987)   5,903
                                                           ====   ======             ====    ======    =====   ======    =====

Cash and due from banks                           8,903                     7,262
Allowance for loan losses                        (4,196)                   (3,504)
Other assets                                     22,278                    15,472
                                               --------                  --------

                Total assets                    453,378                   372,967
                                               ========                  ========

Deposits:
  NOW investments                                35,889    2.38%     854   24,919    2.75%      686      302     (134)     168
Money market investments                         90,045    4.53%   4,082   59,580    4.90%    2,919    1,493     (330)   1,163

     Savings                                     15,090    3.06%     462   13,023    3.34%      435       69      (42)      27
Time deposits $100,000 and                       65,587    5.20%   3,411   58,765    5.74%    3,373      392     (354)      38
                    over
     Other time deposits                        149,464    5.51%   8,241  140,266    5.88%    8,249      541     (549)      (8)
                                               --------    ----   ------  -------   -----    ------    -----   ------    -----

        Total interest-bearing
                    deposits                    356,075    4.79%  17,050  296,553    5.28%   15,662    2,797   (1,409)   1,388

Non interest-bearing demand                      31,866      --       --   23,243      --        --       --       --       --
   deposits
                                               --------    ----   ------  -------   -----    ------    -----   ------    -----

              Total deposits                    387,941    4.39%  17,050  319,796    4.90%   15,662    2,797   (1,409)   1,388

Fed Funds purchased                               2,334    5.06%     118      164    3.05%        5       66       47      113
Note payable                                      7,293    7.93%     578    6,590    8.00%      527       56       (5)      51
FHLB advances                                    24,850    5.56%   1,381   21,022    5.65%    1,187        2      192      194
                                               --------           ------  -------            ------    -----   ------    -----

                    Total deposits and
                    borrowed  funds             422,418    4.53%  19,127  347,572    5.00%   17,381    2,921   (1,175)   1,746
                                                           ----                      ----

Other liabilities                                 3,760                0    4,788
Stockholders' equity                             27,200                0   20,607
                                                 ------                    ------
       Total liabilities and
        stockholders' equity                    453,378       0           372,967
                                                =======                   =======

Net interest income                                              $20,066                   $ 15,909    4,969     (812)   4,157
                                                                 =======                   ========    =====     ====    =====

Net yield on earning assets                                4.71%                     4.50%
                                                           ====                      ====

1 Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.

2 Interest income includes fees on loans of $2,551 in 1999 and $1,748 in 1998.


3 Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

EQUITY AND CAPITAL RESOURCES

         We were "well capitalized" for leverage and Tier One capital calculations; we were "adequately capitalized" for total capital to risk-weighted assets purposes at December 31, 1999. Our leverage capital ratio was 6.84% in 1999 and 5.45% in 1998, with stockholders' equity of $35.3 million at year-end 1999. For a discussion of capital requirements see "Supervision and Regulation - Capital Requirements." We declared a 10% stock dividend in March 1999. Also in March 1999, we sold 100,000 shares of stock for $1,000,000 to a group of Franklin, Tennessee investors to support the new Franklin branch opened there by The Community Bank.

         In September 1999, we completed an Initial Public Offering (IPO) of 700,000 shares of stock at a price of $12.50 per share for $8,500,000. In connection with the purchase of the two branches from a financial institution, we issued 47,000 shares valued at $588,000. To purchase the minority interest shares of Bank of Dyer we issued 7,704 shares of stock valued at approximately $99,000.

         In March 2000, we have declared a .025 cent cash dividend for shareholders of record as of March 1, 2000 to be paid April 14, 2000.

         Items that represent common stock equivalents include 425,635 shares of common stock options outstanding at December 31, 1999. At December 31, 1999, there were 113,540 additional common shares available for grant under the stock option plan. We plan to continue granting stock options to selected officers, directors, and other key employees.

RETURN ON EQUITY AND ASSETS

         Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

                                                                                    Years Ended
                                                                                    December 31,
                                                                          1999          1998          1997

Return on average assets                                                  0.77%         0.89%         0.94%
Return on average equity                                                 12.91%        16.22%        15.76%
Average equity to average assets ratio                                    6.00%         5.53%         5.99%
Dividend payout ratio                                                       --            --            --

LIQUIDITY

         It is a primary concern to depositors, creditors, and regulators that banks demonstrate the ability to have readily available funds sufficient to repay fully-maturing liabilities. Our liquidity, represented by cash and cash due from banks, is a result of our operating, investing and financing activities. In order to insure funds are available at all times, we devote resources to projecting on a monthly basis the amount of funds that will be required and maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets, which are generally matched to correspond to the maturity of liabilities.

         Our banks have liquidity policies and, in the opinion of management, the overall liquidity level is considered adequate. Neither we, nor our banks, are subject to any specific liquidity requirements imposed by regulatory authorities. Our banks are subject to general Federal Reserve guidelines, which do not require a minimum level of liquidity. The ratio for average loans to average deposits for 1998 was 99% and for 1999 was 96.6%. We do not know of any trends or demands that are reasonably likely to result in liquidity increasing or decreasing

INTEREST RATE SENSITIVITY

         A key element in the financial performance of financial institutions is the level and type of interest rate risk assumed. The single most significant measure of interest rate risk is the relationship of the repricing periods of earning assets and interest-bearing liabilities. The more closely the repricing periods are correlated, the less interest rate risk we assume. In general, community bank customer preferences tend to push the average repricing period for costing liabilities to a shorter time frame than the average repricing period of earning assets, resulting in a net liability sensitive position in time frames less than one year. A summary of the repricing schedule of our interest earning assets and interest-bearing liabilities ("GAP") at year-end 1999 follows:

                                                                          91-365                            OVER 5
                                                     1-90 DAYS             DAYS           1-5 YEARS          YEARS          TOTAL
Interest earning assets:
   Loans, net                                        $ 173,047            104,196           146,563          16,510        440,316
Securities available for sale                              798              1,625             8,025           5,765         16,213
Securities held to maturity                                793              2,663             2,781             440          6,677
   Federal funds sold                                   11,250                 --                --              --         11,250
   Interest-earning deposits                             4,896                500                --              --          5,396
----------------------------------------------------------------------------------------------------------------------------------
     Total interest earning assets                   $ 190,784            108,984           157,369          22,715        479,852
==================================================================================================================================
Interest bearing liabilities:
   Interest bearing demand dep                       $ 132,917                 --                --              --        132,917
   Savings deposits                                     13,582                 --                --              --         13,582
   Time deposits                                        55,898            136,278            61,618             199        253,993
   FHLB borrowings                                      10,539             16,852             2,154          10,009         39,554
   Notes payable                                            78                975             4,290           2,112          7,455
   Fed Funds purchased                                   2,275                 --                --              --          2,275
----------------------------------------------------------------------------------------------------------------------------------
   Total interest bearing liabilities                $ 215,289            154,105            68,062          12,320        449,776
==================================================================================================================================
Rate sensitive gap                                   $ (24,505)           (45,121)           89,307          10,395         30,076
----------------------------------------------------------------------------------------------------------------------------------
Rate sensitive cumulative gap                          (24,505)           (69,626)           19,681          30,076         30,076
Cumulative gap as a percentage
  of earnings assets                                     (5.11)%           (14.51)%            4.10%           6.27%
==================================================================================================================================

As shown in the table, we have a cumulative negative GAP of approximately 5.1% and 14.5% at the end of 90 days and one year, respectively. Management believes that this level of negative GAP is appropriate since many of the liabilities which are immediately repriceable can be effectively repriced more slowly than the assets which are contractually immediately repriceable in a rising rate environment. Conversely, those liabilities can often be repriced downward more rapidly than contractually required assets repricing in a downward rate environment. The degree to which management can control the rate of change in deposit liabilities, which are immediately repriceable, is affected to a large extent by the speed and amount of interest rate movements.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         Our primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Based upon the nature of our operations, we do not maintain any foreign currency exchange or commodity price risk.

         The following table provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 1998. These market risk sensitive instruments have been entered into by us for purposes other than trading. We do not hold market risk sensitive instruments for trading purposes. Amounts described below do not take into account possible loan, security, or interest bearing deposit renewals or repricing for such renewals. The information provided by this table should be read in connection with our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operation.


                                                   EXPECTED MATURITY DATE -
                                                   YEAR ENDING DECEMBER 31,

                                                           2001 to       2003 to           2005                             FAIR
(Dollars in Thousands)                        2000          2002          2004          THEREAFTER           TOTAL          VALUE
EARNING ASSETS:
Loans, net of unearned
interest:(1)
                  Variable rate             $152,639       $11,168       $ 2,703           $    85          $166,595       $166,595
      Average interest rate (%)                 9.51          8.70          8.20              9.33              9.43
                  Fixed rate                 114,020        57,202        86,465            16,034           273,721        272,768
      Average interest rate (%)                 8.97          9.34          9.06              8.36              9.04
Securities(2)                                  1,064         7,440         3,284            11,102            22,890         22,807
                  Average interest (%)          5.12          5.73          5.96              6.45              5.80
Federal funds sold                            11,250                                                          11,250         11,250
                  Average interest (%)          5.60                                                            5.60
Interest-earning deposits                      5,396                                                           5,396         5,396
in financial institutions                       5.50%                                                           5.50%
Interest-bearing deposits                    339,336        47,555        14,063               199           401,153        400,866
                  Average interest (%)          4.96          5.70          5.93              4.75              5.08
Other borrowings                              30,719         3,618         2,826            12,121            49,284         48,009
                  Average interest (%)          5.91          7.17          7.19              5.84

------------------
(1) Loan amounts and weighted average interest rates for loans net out any undisbursed loan proceeds, make no assumptions about loan prepayments, and do not include the allowance for loan losses.

(2) Securities include our investment in obligations of certain political subdivisions within the State of Tennessee. Average interest rates have not been adjusted for any federal, state, or municipal tax liability that we may incur.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Cumberland Bancorp, Incorporated


We have audited the consolidated balance sheets of Cumberland Bancorp, Incorporated and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cumberland Bancorp, Incorporated and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                                   /s/ Heathcott & Mullaly, P.C.

February 24, 2000
Brentwood, Tennessee

               Cumberland Bancorp, Incorporated and Subsidiaries
                          Consolidated Balance Sheets
                           December 31, 1999 and 1998

(Dollars in thousands except share amounts)                                          1999                  1998
-------------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                                         $     18,255                  8,972
Interest-bearing deposits in financial institutions                                    5,396                 21,996
Federal funds sold                                                                    11,250                 14,250
Securities available for sale, at fair value                                          16,213                 17,270
Securities held to maturity, fair value $6,594 in 1999
     and $9,440 in 1998                                                                6,677                  9,406
Loans                                                                                440,316                321,547
Allowance for loan losses                                                             (5,146)                (4,012)
-------------------------------------------------------------------------------------------------------------------
                                  LOANS, NET                                         435,170                317,535
-------------------------------------------------------------------------------------------------------------------
Premises and equipment                                                                14,578                 10,561

Accrued interest receivable                                                            4,073                  3,026

Federal Home Loan Bank and Federal Reserve Bank stock - restricted                     3,415                  2,648

Investment in unconsolidated subsidiaries                                              2,441                    373

Other real estate                                                                      2,400                    610

Loan servicing rights                                                                  1,021                  1,087

Other intangible assets                                                                1,523                      0

Other assets                                                                           3,147                    972
-------------------------------------------------------------------------------------------------------------------
                               TOTAL  ASSETS                                    $    525,559                408,706
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits
    Noninterest-bearing                                                         $     34,099                 26,804
    Interest-bearing                                                                 401,153                330,600
-------------------------------------------------------------------------------------------------------------------
                              TOTAL DEPOSITS                                         435,252                357,404
-------------------------------------------------------------------------------------------------------------------
Notes  Payable                                                                         7,455                  7,233
Federal Funds Purchased                                                                2,275                      0
Advances From Federal Home Loan Bank                                                  39,554                 17,973
Accrued Interest Payable                                                               3,072                  2,571
Other Liabilities                                                                      2,676                  1,466
-------------------------------------------------------------------------------------------------------------------
                           TOTAL LIABILITIES                                         490,284                386,647
-------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:

Common Stock, $0.50 Par Value, Authorized 20,000,000 Shares;

    Shares Issued - 6,857,620  in 1999 and 5,486,035 in 1998                           3,429                  2,743

Additional Paid-in Capital                                                            25,110                  9,380

Retained Earnings                                                                      7,194                 10,026

Accumulated Other Comprehensive Income (Loss)                                           (458)                   (90)
-------------------------------------------------------------------------------------------------------------------
                           TOTAL STOCKHOLDERS' EQUITY                                 35,275                 22,059
-------------------------------------------------------------------------------------------------------------------
                           TOTAL  LIABILITIES  AND  STOCKHOLDERS'
                           EQUITY                                               $    525,559                408,706
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



(Dollars in thousands except per share data)                       1999               1998               1997
                                                                ----------          ---------          ---------
INTEREST INCOME:
  Loans, including fees                                         $   36,528             29,999             18,791
  Securities                                                         1,502              1,607                937
  Deposits in financial institutions                                   253                661                142
  Federal funds sold                                                   710                840                510
  Federal Home Loan Bank dividends                                     200                183                 99
                                                                ----------          ---------          ---------
                 TOTAL INTEREST INCOME                              39,193             33,290             20,479
                                                                ----------          ---------          ---------
INTEREST EXPENSE:
Time deposits of $100,000 or more                                    3,411              3,373              2,132
Other time deposits                                                 13,639             12,288              7,484
Federal funds purchased                                                118                  5                 40
Notes payable and advances from Federal Home Loan Bank               1,959              1,715                773
                                                                ----------          ---------          ---------
                 TOTAL INTEREST EXPENSE                             19,127             17,381             10,429
                                                                ----------          ---------          ---------
                 NET INTEREST INCOME                                20,066             15,909             10,050
PROVISION FOR LOAN LOSSES                                            1,623              1,188              1,390
                                                                ----------          ---------          ---------
                 NET INTEREST INCOME AFTER PROVISION                    --
                   FOR LOAN LOSSES                                  18,443             14,721              8,660
                                                                ----------          ---------          ---------
OTHER INCOME:
Service charges on deposit accounts                                  1,683              1,305              1,016
Other service charges, commissions and fees                          1,295              1,039                747
Mortgage banking activites                                             937              1,380                689
Gain on sale of SBA loans                                              464                515                222
Gain on sale of branch                                                   0                  0                550
Real estate sales                                                        0                 21                166
                                                                ----------          ---------          ---------
                 TOTAL OTHER INCOME                                  4,379              4,260              3,390
                                                                ----------          ---------          ---------
OTHER EXPENSES:
                                                                                                       ---------
Salaries and employee benefits                                       9,206              7,109              4,354
                                                                                                       ---------
Occupancy                                                            1,073              1,051                645
Cost of real estate sales                                                0                 23                171
Deposit insurance premiums                                             209                205                132
Other operating                                                      6,710              5,248              3,394
                                                                ----------          ---------          ---------
                 TOTAL OTHER EXPENSES                               17,198             13,636              8,696
                                                                ----------          ---------          ---------
                 INCOME BEFORE INCOME TAXES                          5,624              5,345              3,354
                                                                                                       ---------
INCOME TAX EXPENSE                                                   2,113              2,003              1,220
                                                                ----------          ---------          ---------
                 NET EARNINGS                                   $    3,511              3,342              2,134
                                                                ----------          ---------          ---------
NET EARNINGS PER SHARE - BASIC                                  $     0.56               0.56               0.49
NET EARNINGS PER SHARE - DILUTED                                      0.55               0.55               0.48
                                                                ----------          ---------          ---------
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                      6,248,130          5,971,306          4,354,263
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                    6,387,636          6,098,173          4,483,267
                                                                ----------          ---------          ---------


See accompanying notes to consolidated financial statements.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                                                                        ACCUMULATED
                                                                              ADDITIONAL                   OTHER         TOTAL
                                                           COMMON STOCK        PAID-IN      RETAINED   COMPREHENSIVE  STOCKHOLDERS'
                                                      --------------------
(DOLLARS IN THOUSANDS)                                 SHARES       AMOUNT     CAPITAL      EARNINGS   INCOME (LOSS)    EQUITY
                                                      ---------     ------    ----------    --------   -------------  -------------

BALANCE, DECEMBER 31, 1996                              370,901     $1,113       1,637        3,854         (38)          6,566

     ADJUSTMENTS FOR POOLING OF SHARES                  511,783        256         852          726         (18)          1,816
                                                      ---------     ------     -------      -------        ----         -------

BALANCE, DECEMBER 31, 1996, RESTATED                    882,684      1,369       2,489        4,580         (56)          8,382
CONVERSION OF STOCK OPTIONS TO  39,231 SHARES
   OF COMMON STOCK                                       39,231        118        (118)           0           0               0
INCOME TAX BENEFIT FROM EXERCISE OF
   STOCK OPTIONS                                              0          0          77            0           0              77
THREE-FOR-ONE STOCK SPLIT                               820,263          0           0            0           0               0
ISSUANCE OF 1,135,749 SHARES OF COMMON STOCK
   IN CONNECTION WITH THE ACQUISTION OF  FIRST
   FEDERAL BANCSHARES, INC                            1,135,749      1,136       5,886            0           0           7,022
PROCEEDS FROM SALE OF  111,250 SHARES OF
    COMMON STOCK                                        111,250        111         939            0           0           1,050
CASH DIVIDENDS - DYER                                         0          0           0          (15)          0             (15)
COMPREHENSIVE INCOME:
     NET EARNINGS,  AS PREVIOUSLY REPORTED                    0          0           0        2,134
    OTHER COMPREHENSIVE INCOME:
       CHANGE IN UNREALIZED LOSS ON
       SECURITIES AVAILABLE FOR SALE ,NET OF
       $4 IN INCOME TAXES                                     0          0           0            0           6
TOTAL COMPREHENSIVE INCOME                                2,140
SUBSEQUENT TWO-FOR-ONE STOCK SPLIT                    2,477,394          0           0            0           0
                                                      ---------     ------     -------      -------        ----         -------

BALANCE, DECEMBER 31, 1997                            5,466,571      2,734       9,273        6,699         (50)         18,656
SALE OF 19,464 SHARES OF COMMON STOCK
   TO EMPLOYEES                                          19,464          9         107            0          --             116
CASH DIVIDENDS - DYER                                         0          0           0          (15)          0             (15)
COMPREHENSIVE INCOME:
     NET EARNINGS                                            --          0           0        3,342
    OTHER COMPREHENSIVE INCOME
       CHANGE IN UNREALIZED LOSS ON
       SECURITIES AVAILABLE FOR SALE NET OF
       $24 IN INCOME TAX BENEFITS                             0          0           0            0         (40)
TOTAL COMPREHENSIVE INCOME                                3,302
                                                      ---------     ------     -------      -------        ----         -------

BALANCE, DECEMBER 31, 1998                            5,486,035      2,743       9,380       10,026         (90)         22,059
PROCEEDS FROM SALE OF 100,000 SHARES OF
     COMMON STOCK (PRIVATE PLACEMENT)                   100,000         50         950            0           0           1,000
10% STOCK DIVIDEND                                      507,305        254       6,087       (6,341)          0               0
CASH DIVIDEND ON FRACTIONAL SHARES                            0          0           0           (2)          0              (2)
PROCEEDS FROM SALE OF  666,711 SHARES OF
     COMMON STOCK, NET OF OFFERING COSTS                666,711        333       7,800            0           0           8,133
COMMON STOCK ISSUED IN CONNECTION WITH
   OPENING OF THE MURRAY BANK                            41,665         20         230            0           0             250
EXERCISE OF STOCK OPTIONS                                 1,200          1           6            0           0               7
ISSUANCE OF  47,000 SHARES OF COMMON STOCK
    IN CONNECTION WITH THE ACQUISITION OF
   MCMINNVILLE BRANCH                                    47,000         24         564            0           0             588
ISSUANCE OF  7,704 SHARES OF COMMON STOCK
    IN CONNECTION WITH THE ACQUISITION OF  MINORITY
   INTEREST SHARES OF BANK OF DYER                        7,704          4          93            0          97
COMPREHENSIVE INCOME:
     NET EARNINGS                                             0          0           0        3,511          --
    OTHER COMPREHENSIVE INCOME
       CHANGE IN UNREALIZED LOSS ON
       SECURITIES AVAILABLE FOR SALE NET OF
       $ 281 IN INCOME TAX BENEFITS                           0          0           0            0        (368)
TOTAL COMPREHENSIVE INCOME                                3,143
                                                      ---------     ------     -------      -------        ----         -------
BALANCE, DECEMBER 31, 1999                            6,857,620     $3,429      25,110        7,194        (458)         35,275
                                                      ---------     ------     -------      -------        ----         -------




See accompanying notes to consolidated financial statements.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(Dollars in thousands)                                                                  1999               1998             1997
                                                                                     ---------          ---------        ---------
NET EARNINGS                                                                         $   3,511              3,342            2,134
ADJUSTMENTS TO RECONCILE NET EARNINGS
  TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
    Provision for loan losses                                                            1,623              1,188            1,390
    Depreciation and amortization                                                        1,367              1,079              529
    Gain on sale of branch                                                                   0                  0             (550)
    Operations of unconsolidated subsidiaries                                              104                 86                0
    Mortgage loans originated for sale                                                 (51,740)           (74,813)         (20,374)
    Proceeds from sale of mortgage loans                                                52,494             76,155           20,425
    Deferred income tax benefits                                                          (467)               (87)            (130)
    Increase in accrued interest receivable                                               (877)              (276)            (479)
    Increase in accrued interest payable and other liabilities                           1,635                526              360
    Other, net                                                                          (3,169)              (148)              (7)
                                                                                     ---------          ---------        ---------
                                                             TOTAL ADJUSTMENTS             970              3,710            1,164
                                                                                     ---------          ---------        ---------
                                     NET CASH PROVIDED BY OPERATING ACTIVITIES           4,481              7,052            3,298
                                                                                     ---------          ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash received - acquistion of First Federal Bancshares, Inc.                           0                  0           14,965
  Net (increase) decrease in interest-bearing deposits in financial institutions        16,600            (12,568)          (4,427)
  (Increase) decrease in federal funds sold                                              3,000             (4,175)          (3,000)
  Purchases of securities available for sale                                            (3,635)           (23,863)          (2,238)
  Proceeds from maturities and redemptions of securities available for sale              4,560             14,483            2,449
  Purchases of securities held to maturity                                              (1,350)            (4,489)          (5,000)
  Proceeds from maturities and redemptions of securities held to maturity                4,079              6,449            2,534
  Net  increase in loans                                                              (109,825)           (53,886)         (44,701)
  Purchase of and improvements to other real estate                                          0                (28)            (384)
  Cash used in sale of branch                                                                0                  0             (916)
  Cash received in purchase of branch                                                    3,746                  0                0
  Investment in unconsolidated subsidiaries                                             (1,935)              (613)
  Purchases of premises and equipment                                                   (3,627)            (2,766)          (2,490)
  Proceeds from sale of other real estate                                                1,346                 46               65
                                                                                     ---------          ---------        ---------
                                         NET CASH USED BY INVESTING ACTIVITIES         (87,041)           (81,410)         (43,143)
                                                                                     ---------          ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net  increase in deposits                                                             58,375             72,368           38,801
  Increase (decrease) in federal funds purchased                                         2,275             (1,200)             800
  Increase in advances from Federal Home Loan Bank                                      21,581                516            2,991
  Proceeds from notes payable                                                              675              3,000                0
  Repayments of notes payable                                                             (453)              (298)               0
  Dividends paid                                                                             0                (15)             (15)
  Proceeds from issuance of common stock, net                                            9,390                117            1,050
                                                                                     ---------          ---------        ---------
                                     NET CASH PROVIDED BY FINANCING ACTIVITIES          91,843             74,488           43,627
                                                                                     ---------          ---------        ---------
                                                          NET INCREASE IN CASH           9,283                130            3,782
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                           8,972              8,842            5,060
                                                                                     ---------          ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                             $  18,255              8,972            8,842
                                                                                     ---------          ---------        ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                                                     ---------          ---------        ---------
    Interest  paid                                                                   $  18,626             16,880           10,365
    Income taxes paid                                                                    2,660              1,988            1,333
                                                                                     ---------          ---------        ---------
NON-CASH ACTIVITIES:
    Issuance of common stock - acquisition of McMinnville branch                     $     588                  0                0
    Issuance of common stock - acquisition of minority interest of Bank of Dyer             97                  0                0

10% stock dividend                                                                       6,341                  0                0
Assets acquired through foreclosure                                                      3,052
Issuance of common stock - acquisition of First Federal
    Bancshares, Inc.                                                                         0                  0            7,022
Issuance of common stock - conversion of stock options                                       0                  0              118
                                                                                     ---------          ---------        ---------

See accompanying notes to consolidated financial statements.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting policies of Cumberland Bancorp, Incorporated and Subsidiaries conform to generally accepted accounting principles and to general practices within the banking industry. The significant policies are summarized as follows:

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Cumberland Bancorp, Incorporated (the Company) and its wholly-owned subsidiaries, Cumberland Bank, BankTennesse, The Community Bank and Bank of Dyer. Also included in the consolidated financial statements are Cumberland Bank's wholly-owned subsidiaries Cumberland Finance, Inc., Cumberland Mortgage Company, Inc., Cumberland Life Insurance Company, Inc., CBC Financial Services, Inc., and CBC Financial Services, Inc.'s fifty percent owned subsidiary, InsureTennessee. Material intercompany accounts and transactions have been eliminated in consolidation.

         NATURE OF OPERATIONS

         Substantially all of the assets, liabilities, and operations presented in the consolidated financial statements are attributable to Cumberland Bank, BankTennesse, The Community Bank and Bank of Dyer. The Banks provide a variety of banking services to individuals and businesses through their eighteen branches located across nine counties in Middle and West Tennessee. Their primary deposit products are demand deposits, savings deposits, and certificates of deposit, and their primary lending products are commercial business, real estate mortgage, and installment loans.

         Cumberland Bank's subsidiaries, Cumberland Mortgage Company, Inc., Cumberland Life Insurance Company, Inc., CBC Financial Services, Inc., and Insure Tennessee, Inc. are headquartered in Carthage, Tennessee and have offices in Gallatin and Murfreesboro, Tennessee. Cumberland Finance, Inc. provides consumer loan services. Cumberland Mortgage Company, Inc. develops real estate. Cumberland Life Insurance Company, Inc. is a reinsurance company for credit insurance products. CBC Financial Services, Inc. provides brokerage services. InsureTennessee sells property and casualty insurance.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CASH AND DUE FROM BANKS

         Included in cash and due from banks are legal reserve requirements which must be maintained on an average basis in the form of cash and balances due from the Federal Reserve and other banks.

         INVESTMENT SECURITIES

         In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Debt and Equity Securities" (SFAS 115) securities are classified into three categories: held to maturity
         (HTM), available for sale (AFS), and trading.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         Securities classified as held to maturity, which are those the Company has the positive intent and ability to hold to maturity, are reported at amortized cost. Securities classified as available for sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. Available for sale securities are reported at fair value and include securities not classified as held to maturity or trading. Trading securities are those held principally for the purpose of selling in the near future and are carried at fair value. The Company currently has no trading securities.

         Unrealized holding gains and losses for available for sale securities are excluded from earnings and reported, net of any income tax effect, as other comprehensive income in stockholders' equity. Realized gains and losses are reported in earnings based on the adjusted cost of the specific security sold.

         LOANS

         Loans which the Company has the positive intent and ability to hold to maturity are stated at the principal amount outstanding. Unearned discounts, deferred loan fees and the allowance for loan losses are shown as reductions of loans. Loan origination fees are deferred, to the extent they exceed direct origination costs, and recognized over the life of the related loans as yield adjustments. Interest income on loans is computed based on the outstanding loan balance.

         Loans are generally placed on nonaccrual when a loan is specifically determined to be impaired or when the collection of interest is less than probable or collection of any amount of the principal is doubtful, after considering economic and business conditions and collection efforts. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

         ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is maintained at a level which, in management's judgement, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with the regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management's estimate of credit losses inherent in the loan portfolio and the related allowance may change materially in the near term. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries.

         MORTGAGE BANKING ACTIVITIES

         The Banks originate mortgage loans for sale and these loans are generally sold at origination. Loans held for sale are carried at the lower of cost or fair value. Origination fees are recorded as income when the loans are sold to third party investors.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         TRANSFER AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

         Effective January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The statement, which supercedes SFAS No. 122, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers of assets that are secured borrowings. The adoption of SFAS 125 did not have a material effect on the Company's financial position or results of operations.

         PREMISES AND EQUIPMENT

         Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation has been computed on straight-line and accelerated methods, based on the estimated useful lives of the respective asset.

         OTHER INTANGIBLE ASSETS

         Other intangible assets consist of goodwill and a core deposit intangible. Goodwilll represents the excess of cost over the fair value of the assets acquired from Bancshares of Dyer, Inc. and is being amortized over 15 years. The core deposit intangible represents the value assigned to a deposit base acquired in the acquisition of another financial institution's branch banking operations in Warren County, Tennessee and is being amortized on the straight line basis over 15 years.

         INCOME TAXES

         The Company and its subsidiaries file a consolidated federal income tax return. The subsidiaries provide for income taxes on a separate-return basis and remit to or receive from the Company amounts currently payable or receivable. Income taxes have been provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes".

         A valuation allowance is required by SFAS 109 if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. This allowance is evaluated periodically by management and adjusted based on current circumstances.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires entities to disclose the estimated fair value of its financial instrument assets and liabilities. Management is concerned that the required disclosures under SFAS No. 107 may lack reasonable comparability between financial institutions due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. These fair values are provided for disclosure purposes only and do not impact carrying values of financial statement amounts.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         Cash, interest bearing deposits in financial institutions and federal funds sold -- The carrying amounts reported in the balance sheet for cash, interest bearing deposits in financial institutions and federal funds sold approximate those assets' fair values.

         Securities (including mortgage-backed securities) -- Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

         Loans receivable -- For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

         Federal Home Loan Bank and Federal Reserve Bank stock -- The carrying amounts reported in the balance sheet for Federal Home Loan Bank and Federal Reserve Bank stock approximates its fair value.

         Loan servicing rights --The carrying amounts reported in the balance sheet for servicing rights approximates their fair value.

         Deposits with defined maturities -- The fair value for deposits with defined maturities is calculated by discounting future cash flows to their present value. Future cash flows, consisting of both principal and interest payments, are discounted with the Bank's current rates for similar instruments applicable to the remaining maturity. For purposes of this disclosure, deposits with defined maturities include all certificates of deposits and other time deposits.

         Deposits with undefined maturities -- The fair value of deposits with undefined maturities is equal to the carrying value. For purposes of this disclosure, deposits with undefined maturities include noninterest-bearing demand, interest-bearing demand and savings accounts.

         Federal funds purchased --The carrying amounts reported in the balance sheet for federal funds purchased approximates their fair value.

         Notes payable, and Federal Home Loan Bank advances -- The fair values of notes payable and advances from the Federal Home Loan Bank are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

         Accrued Interest -- The carrying amounts of accrued interest approximate their fair values.

         Off-Balance Sheet Financial Instruments - Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the counter parties' creditworthiness.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents includes amounts in the balance sheet caption, cash and due from banks.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         EARNINGS PER SHARE

         Earnings per share (EPS) is calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, issued in February 1997. The statement requires the dual presentation of basic and diluted EPS on the income statement. Basic EPS excludes dilution, and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options to issue common stock were exercised or converted into common stock that then shared in the earnings of the entity. EPS has been adjusted for the 1999 10% stock dividend, 1997 three-for-one stock split, and the 1998 two-for-one stock split as if the stock splits and dividend occurred as of the earliest period presented. In addition, average shares outstanding was increased by 511,783 shares to reflect the pooling of interests with Bancshares of Dyer, Inc. in all periods presented.

         EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

         In July 1997, the FASB issued SFAS No. 130, "Comprehensive Income". The statement establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. This statement requires that companies (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition.

         This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required.

         In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". The statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". This statement becomes effective for the Company's fiscal year ending December 31, 1998, and requires that comparative information from earlier years be restated to conform to its requirements. The adoption of the provisions of this statement did not have a material impact on the Company.

         In October 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This Statement amends SFAS No. 65, which required that retained securities be classified as trading securities. SFAS No. 134 allows these securities to be classified as trading, held to maturity or available for sale based on the intent and ability of the enterprise. This Statement is effective January 1, 1999, did not materially impact the Company's financial position or results of operations.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all quarters of fiscal years beginning after June 15, 1999; which for the Company will mean the first quarter of 2000. This Statement did not materially impact the Company's financial position or results of operations.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-up Activities." This Statement requires that the costs of start-up activities, including organization costs, be expensed as incurred. When adopted, previously capitalized start-up and organization costs should be written off and reported as the cumulative effect of a change in accounting principle. The Statement is effective for fiscal years beginning after December 15, 1998 and did not materially impact the Company's financial position or results of operations.

2        INTEREST BEARING DEPOSITS

         At December 31, 1998, the Company had certificates of deposit with the Federal Home Loan Bank totaling $17,500,000. The certificates bear interest ranging from 4.75% to 5.83% and have maturities ranging from seven days to two years, with penalties for early withdrawal. Any penalties for early withdrawal would not have a material effect on the financial statements.

         The majority of the certificates are short-term with maturities ranging from 7 to 87 days and bear interest ranging from 4.75% to 5.10%. One $500,000 certificate has a 185 day maturity with interest at 4.80%, and one other $500,000 certificate has a 730 day maturity and bears interest of 5.825%.

         At December 31, 1999, the Company had demand deposits with the Federal Home Loan Bank totaling $4,696,000 and certificates of deposit with a related party institution totaling $700,000.

3        SECURITIES

         The following table reflects the amortized cost and estimated fair values of securities, as well as gross unrealized gains and gross unrealized losses as of December 31, 1999 and 1998.


                                                        GROSS            GROSS
                                     AMORTIZED        UNREALIZED      UNREALIZED           FAIR
(Dollars in thousands)                  COST            GAINS           LOSSES            VALUE
                                     ---------        ----------      ----------         -------
Available for sale
U.S. Treasury and U.S.
  government agencies                 $10,696               --            (318)           10,378
Obligations of state and
  political subdivisions                2,869               --            (142)            2,727
Mortgage-backed securities              1,490                3             (29)            1,464
Marketable equity securities            1,489               --            (107)            1,382
Other debt securities                     261                1              --               262
                                      -------          -------         -------           -------
  December 31, 1999                   $16,805                4            (596)           16,213
                                      -------          -------         -------           -------

Held to maturity
U.S. Treasury and U.S.
  government agencies                 $ 2,560               --             (54)            2,506
Obligations of state and
  political subdivisions                  230                6              --               236
Mortgage-backed securities              3,844               20             (55)            3,809
Other debt securities                      43               --              --                43
                                      -------          -------         -------           -------
  December 31, 1999                   $ 6,677               26            (109)            6,594
                                      -------          -------         -------           -------

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999



                                                                  GROSS          GROSS
                                              AMORTIZED        UNREALIZED     UNREALIZED           FAIR
         (Dollars in thousands)                 COST              GAINS         LOSSES             VALUE
                                              ---------        ----------     ----------          -------

         Available for sale
         U.S. Treasury and U.S.
           government agencies                 $10,440               38              (7)           10,471
         Obligations of state and
           political subdivisions                1,800               44              --             1,844
         Mortgage-backed securities              3,392               11             (19)            3,384
         Marketable equity securities            1,735               --            (164)            1,571
                                               -------          -------         -------           -------

           DECEMBER 31, 1998                   $17,367               93            (190)           17,270
                                               -------          -------         -------           -------

         Held to maturity
         U.S. Treasury and U.S.
           government agencies                 $ 4,269               21              --             4,290
         Obligations of state and
           political subdivisions                  355               16              --               371
         Mortgage-backed securities              4,782               40             (43)            4,779
                                               -------          -------         -------           -------
           DECEMBER 31, 1998                   $ 9,406               77             (43)            9,440
                                               -------          -------         -------           -------

         The carrying amounts and estimated fair value of securities at December 31, 1999 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                     AVAILABLE FOR SALE              HELD TO MATURITY
                                                  ------------------------        ----------------------
                                                  AMORTIZED          FAIR         AMORTIZED        FAIR
         (Dollars in thousands)                      COST            VALUE           COST          VALUE
                                                  ---------         ------        ---------        -----
         Due in one year or less                   $ 1,000             988             75             75
         Due after one through five years            7,799           7,623          2,560          2,505
         Due after five through ten years            2,645           2,524            155            161
         Due after ten years                         2,121           1,970             --             --
         Marketable equity securities                1,502           1,395             --             --
         Mortgage-backed securities                  1,490           1,464          3,844          3,810
         SBA loan pool participation                   248             249             43             43
                                                   -------          ------          -----          -----
                                                   $16,805          16,213          6,677          6,594
                                                   -------          ------          -----          -----

         Securities carried at approximately $9,572,000 at December 31, 1999 were pledged to secure deposits and for other purposes as required or permitted by law. The fair value of the securities portfolio is established by an independent pricing service as of the approximate dates indicated.

         At December 31, 1999, the Company did not hold securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of stockholders' equity.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

4        LOANS

         A summary of loans outstanding by category follows:


         (Dollars in thousands)                                         1999                1998
                                                                     ---------           ---------
         Real estate - construction and development                  $  80,789              55,220
         Real estate - 1 to 4 family residential properties            157,820             140,138
         Real estate - other                                            49,708              12,555
         Commercial, financial and agricultural                        102,385              71,070
         Consumer                                                       50,643              45,431
         Other                                                           1,744                 746
                                                                     ---------           ---------
                                                                       443,089             325,160
         Net deferred loan fees and discounts                             (639)               (588)
         Unearned income                                                (2,134)             (3,025)
                                                                     ---------           ---------
                                                                     $ 440,316             321,547
                                                                     ---------           ---------

         In addition to the loans shown above, loans serviced for others totaled $92,208,000 and $104,321,000 at December 31, 1999 and 1998,
         respectively.

         Certain parties (principally directors and officers of the Company or the Banks, including their affiliates, families, and companies in which they hold ten percent or more ownership) were customers of, and had loans and other transactions with the Banks in the ordinary course of business. The outstanding balances of such loans totaled $3,931,000 and $4,126,000 as of December 31, 1999 and 1998, respectively. These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectibility or present other unfavorable features. During 1999, the Company advanced $1,823,000 and received payments of $2,018,000 on such loans.

5        FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

         The Banks are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Banks have in those particular financial instruments.

         The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual or notional amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

         FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK              (Dollars in Thousands)
                                                                        ----------------------
         Contractual commitments to extend credit                               $ 76,436
         Standby letters of credit                                              $  3,467
                                                                                --------

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

5        FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK, CONTINUED

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Banks upon extension of credit is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

         Letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

         The Banks have a recourse obligation for 90 days from the purchase date for loans sold to investors. At December 31, 1999, loans sold to the investors with existing recourse approximated $13,156,712 (for The Community Bank and BankTennessee only). The obligation on these loans relates to performance by the borrower.

6        CONCENTRATIONS OF CREDIT

         The Banks grant agribusiness, commercial, construction, and individual loans to customers located primarily within the middle and western portion of Tennessee. Concentration by type of loans are presented in note 3.

7        ALLOWANCE FOR LOAN LOSSES

         Transactions in the allowance for loan losses were as follows:


         (Dollars in thousands)                                            1999              1998             1997
                                                                         -------           -------          -------
         Balance at beginning of year                                    $ 4,012             3,214            1,386
         Allowance for loan losses of First Federal Bancshares,
            Inc. at acquisition date                                          --                --            1,229
         Increase in reserve due to acquisition of branch                    152                --               --
         Provisions charged to operating expense                           1,623             1,188            1,390
         Loans charged-off                                                  (758)             (512)            (869)
         Recoveries on previously charged-off loans                          117               122               78
                                                                         -------           -------          -------
         Balance at end of year                                          $ 5,146             4,012            3,214
                                                                         -------           -------          -------

         The Company had approximately $2,687,000 and $1,839,000 at December 31, 1999 and 1998, respectively, in loans which were considered impaired under SFAS 114. Accrual of interest had been discontinued on these loans as of those dates. The allowance for loan losses related to these loans was approximately $537,000 and $368,000 at December 31, 1999 and 1998, respectively. If such loans had been on an accrual basis, interest income would have been approximately $125,000, $121,000 and $79,000 higher in 1999, 1998 and 1997, respectively.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


8        PREMISES AND EQUIPMENT

         Premises and equipment are summarized as follows:


         (Dollars in thousands)                       1999             1998
                                                    -------          -------
         Land                                       $ 3,816            3,262
         Buildings and improvements                   6,938            4,424
         Leasehold improvements                       1,354            1,110
         Furniture, fixtures and equipment            5,475            4,144
         Automobiles                                    155              121
         Construction-in-progress                       956              481
                                                    -------          -------
                                                     18,694           13,542
         Less accumulated depreciation                4,116            2,981
                                                    -------          -------
              Net premises and equipment            $14,578           10,561
                                                    -------          -------

         Depreciation expense related to premises and equipment amounted to $1,114,000 in 1999, $928,000 in 1998 and $503,000 in 1997.

9        OTHER INTANGIBLE ASSETS

         A summary of other intangible assets at December 31, 1999 and 1998 follows:


         (Dollars in thousands)             1999            1998
                                           ------          ------
         Deposit premium                   $1,475              --
         Goodwill                              73              --
                                           ------          ------
         Accumulated amortization              25              --
                                           ------          ------
         Net intangible assets             $1,523              --
                                           ------          ------

         Amortization expense related to intangible assets amounted to $25,000 in 1999.

10       DEPOSITS

         A summary of deposits at December 31, 1999 and 1998 follows:


         (Dollars in thousands)                                  1999             1998
                                                              --------          -------
         Noninterest-bearing demand                           $ 34,099           26,804
         Interest-bearing demand                               130,777          111,660
         Savings                                                16,383           13,284
         Certificates of deposit of $100,000 or more            83,089           64,093
         Other time                                            170,904          141,563
                                                              --------          -------
              TOTAL DEPOSITS                                  $435,252          357,404
                                                              --------          -------

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


10       DEPOSITS, CONTINUED

         At December 31, 1999 scheduled maturities of time deposits are as follows:


         (Dollars in thousands)
                                                         --------
         One year or less                                $196,399
         Due after one year through three years            48,867
         Due after three years                              8,727
                                                         --------
                                                         $253,993
                                                         --------

11       ADVANCES FROM FEDERAL HOME LOAN BANK

         The Company is currently participating in a program with the Federal Home Loan Bank (FHLB) of Cincinnati to provide funds to the public for affordable housing. The FHLB advances funds to the Company with the requirement that the advances are secured by qualifying loans, essentially home mortgages (1-4 family residential). To participate in this program, the Company is required to be a member of the Federal Home Loan Bank and own stock in the FHLB. The Company has $2,981,000 of such stock at December 31, 1999 to satisfy this requirement.

         At December 31, 1999 and 1998, advances from the FHLB totaled $39,554,000 and $17,973,000, respectively. The interest rates on these advances ranged from 5.35% to 9.125%. Qualifying loans totaling $64,601,000 were pledged as security under a blanket pledge agreement with the FHLB at December 31, 1999.

         Maturities of the advances from FHLB at December 31, 1999 are as follows:

          (Dollars in thousands)

                                             2000                          $27,794
                                             2001                            1,031
                                             2002                               --
                                             2003                              720
                                          Later years                       10,009
                                                                           -------
                                                                           $39,554
                                                                           -------


12       NOTES PAYABLE

         Notes payable consist of the following:


         (Dollars in thousands)                                                                     1999            1998
                                                                                                   ------          ------
         Note payable to a lending institution which bears interest at a rate of 8.25%
         until June 14, 2003 at which time the rate will be at prime. Interest is payable quarterly and principal is payable in ten annual installments of $143,125 commencing on June 15, 1998. The note is
         secured by 100% of the common stock of Cumberland Bank                                    $1,145           1,288

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


12       NOTES PAYABLE, CONTINUED


         (Dollars in thousands)                                                                     1999            1998
                                                                                                   ------          ------
         As a result of the acquisition of First Federal Bancshares, Inc., the Company assumed a note payable to a lending institution which bears interest at a rate of 8.25%. Interest is payable quarterly and principal is payable in fifteen quarterly installments of $77,500 commencing on June 30, 1998, and one final payment of $37,500 due on March 31, 2002. The note is secured by 100% of the
         common stock of BankTennessee and The Community Bank                                         735           1,045

         As a result of the acquisition of First Federal Bancshares, Inc., the Company assumed a note payable to a lending institution which bears interest at prime rate. Interest is payable quarterly and principal is payable in one installment of $40,000 on March 31, 2002, and 24 quarterly installments commencing on June
         30, 2002 of $77,500. The note is secured by 100% of the common stock of
         BankTennessee and The Community Bank                                                       1,900           1,900

         $6,000,000 line of credit from a lending institution which bears interest at a rate of 7.50%. Advances can be made on the line from inception to
         March 31, 2000. Interest is payable quarterly and principal is payable in ten annual installments of $600,000 commencing April 1, 2000. The note is secured by
         100% of the common stock of Cumberland Bank, BankTennessee, and The
         Community Bank                                                                             3,675           3,000
                                                                                                   ------          ------
                                                                                                   $7,455           7,233
                                                                                                   ------          ------

         Minimum annual principal payments for future years are as follows:

          (Dollars in thousands)

                                            2000                                                                $ 1,053
                                            2001                                                                  1,053
                                            2002                                                                  1,131
                                            2003                                                                  1,053
                                            2004                                                                  1,053
                                         Later years                                                              2,112
                                                                                                                -------
                                                                                                                $ 7,455
                                                                                                                -------

         The Company has agreed to certain covenants in connection with the notes payable to the lending institution. These covenants include, among other things, minimum financial ratios for the subsidiary Banks. The Banks were in compliance with all of the provisions of the loan covenants as of December 31, 1999.

         The Company entered into a new loan agreement for a $6,000,000 line of credit during 1998. In the loan agreement, the lending institution placed a covenant restricting capital. The covenant states if the Company is current on principal and interest payments, it will be permitted to pay dividends to the stockholders not exceeding twenty-five percent of net earnings.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

13       INCOME TAXES

         The provision for income taxes (benefits) consist of the following:


         (Dollars in thousands)                                           1999              1998             1997
                                                                        -------           -------          -------
         Current:
            Federal                                                     $ 2,165             1,755            1,037
            State                                                           412               335              195
                                                                        -------           -------          -------
              Total current tax                                           2,577             2,090            1,232
                                                                        -------           -------          -------
         Deferred:
            Federal                                                        (393)              (77)            (109)
            State                                                           (74)              (10)             (21)
                                                                        -------           -------          -------
              Total deferred (benefit)                                     (467)              (87)            (130)
                                                                        -------           -------          -------
         Tax benefits credited to stockholders' equity related
         to exercise of stock options                                         3                --              118
                                                                        -------           -------          -------
              Total provision for income taxes                          $ 2,113             2,003            1,220
                                                                        -------           -------          -------

         Significant temporary differences between tax and financial reporting that give rise to deferred tax assets (liabilities) included in other assets on the consolidated balance sheet are as follows at December 31, 1999 and 1998:


         (Dollars in thousands)                                                             1999             1998
                                                                                          -------          -------
         Allowance for loan losses                                                        $ 1,752            1,295
         Unrealized loss on securities                                                        252               46
         Deferred loan fees                                                                   139              142
         Other                                                                                192              187
                                                                                          -------          -------
              Total deferred tax assets                                                     2,335            1,670
                                                                                          -------          -------
         FHLB stock                                                                          (475)            (410)
         Premises and equipment                                                              (442)            (490)
         Loan servicing rights                                                               (388)            (413)
                                                                                          -------          -------
             Total deferred tax liabilities                                                (1,305)          (1,313)
                                                                                          -------          -------
         Net deferred tax asset                                                           $ 1,030              357
                                                                                          -------          -------

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

13       INCOME TAXES, CONTINUED

         A reconciliation of the provision for income taxes with the amount of income taxes computed by applying the federal statutory rate (34%) to earnings before income taxes follows:


         (Dollars in thousands)                                       1999              1998             1997
                                                                    -------           -------          -------
         Computed expected provision for income taxes               $ 1,912             1,817            1,140
         Increase (decrease) in taxes resulting from:
            State income taxes, net of federal tax benefit              223               215              114
            Tax exempt interest                                         (48)               --               --
            Other, net                                                   26               (29)             (34)
                                                                    -------           -------          -------
               Total income tax expense                             $ 2,113             2,003            1,220
                                                                    -------           -------          -------

         During 1996, the subsidiary Banks began computing their tax bad debt reserves under the rules which apply to commercial banks. In years prior to 1996, the Banks obtained tax bad debt deductions of approximately $1.8 million in excess of their financial statement allowance for loan losses for which no provision for federal income tax was made. These amounts were then subject to federal income tax in future years if used for purposes other than to absorb bad debt losses. This excess reserve is subject to recapture only if a bank ceases to qualify as a bank as defined in the Internal Revenue Code.

14       MINIMUM CAPITAL STANDARDS

         The Company and its Bank subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its Bank subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk- weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999 and 1998, that all capital adequacy requirements to which they are subject are met.

         As of December 31, 1999, the most recent notification from the Federal Reserve Bank categorized the Company as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Company and the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the category.

               CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1999


14       MINIMUM CAPITAL STANDARDS, CONTINUED

         The Company and the Banks' actual capital amounts and ratios at December 31, 1999 and 1998, are as follows:

                                                                                  To be well
                                                                               capitalized under
                                                              Required         prompt corrective
         (Dollars in thousands)                                Minimum         action provisions          Actual
         ----------------------                                -------         -----------------          ------
          December 31, 1999

          Cumberland Bancorp, Inc.
          Amount:
             Tier I to average assets - leverage            $   20,011               25,014              34,210
             Tier I to risk-weighted assets                     16,656               24,983              34,210
             Total capital to risk-weighted assets              33,311               41,639              39,367
          Ratios:
             Tier I to average assets - leverage                  4.00%                5.00%               6.84%
             Tier I to risk-weighted assets                       4.00%                6.00%               8.22%
             Total capital to risk-weighted assets                8.00%               10.00%               9.45%

          Cumberland Bank
          Amount:
             Tier I to average assets - leverage            $    7,572                9,465              12,539
             Tier I to risk-weighted assets                      6,017                9,026              12,539
             Total capital to risk-weighted assets              12,034               15,043              14,427
          Ratios:
             Tier I to average assets - leverage                  4.00%                5.00%               6.62%
             Tier I to risk-weighted assets                       4.00%                6.00%               8.34%
             Total capital to risk-weighted assets                8.00%               10.00%               9.59%

          BankTennessee
          Amount:
             Tier I to average assets - leverage            $    3,131                3,914              11,138
             Tier I to risk-weighted assets                      5,862                8,793              11,138
             Total capital to risk-weighted assets              11,724               14,656              12,970
          Ratios:
             Tier I to average assets - leverage                  4.00%                5.00%               6.25%
             Tier I to risk-weighted assets                       4.00%                6.00%               7.60%
             Total capital to risk-weighted assets                8.00%               10.00%               8.85%

          The Community Bank
          Amount:
             Tier I to average assets - leverage            $    3,751                4,689               6,417
             Tier I to risk-weighted assets                      3,275                4,912               6,417
             Total capital to risk-weighted assets               6,549                8,187               7,267
          Ratios:
             Tier I to average assets - leverage                  4.00%                5.00%               6.84%
             Tier I to risk-weighted assets                       4.00%                6.00%               7.84%
             Total capital to risk-weighted assets                8.00%               10.00%               8.88%

               CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1999


14       MINIMUM CAPITAL STANDARDS, CONTINUED

                                                                                   To be well
                                                                                capitalized under
                                                             Required           prompt corrective
         (Dollars in thousands)                              Minimum            action provisions      Actual
         ----------------------                              -------            -----------------      ------
          December 31, 1999

          Bank of Dyer
          Amount:
             Tier I to average assets - leverage            $    1,614                2,018               2,598
             Tier I to risk-weighted assets                      1,086                1,629               2,598
             Total capital to risk-weighted assets               2,173                2,716               2,896
          Ratios:
             Tier I to average assets - leverage                  4.00%                5.00%               6.44%
             Tier I to risk-weighted assets                       4.00%                6.00%               9.57%
             Total capital to risk-weighted assets                8.00%               10.00%              10.66%
                                                            ----------           ----------            --------
          December 31, 1998

          Cumberland Bancorp, Inc.
          Amount:
             Tier I to average assets - leverage            $   16,182               20,227              22,149
             Tier I to risk-weighted assets                     11,938               17,906              22,149
             Total capital to risk-weighted assets              23,875               29,844              25,781
          Ratios:
             Tier I to average assets - leverage                  4.00%                5.00%               5.45%
             Tier I to risk-weighted assets                       4.00%                6.00%               7.38%
             Total capital to risk-weighted assets                8.00%               10.00%               8.64%

          Cumberland Bank
          Amount:
             Tier I to average assets - leverage            $    6,052                7,565              10,073
             Tier I to risk-weighted assets                      4,312                6,467              10,073
             Total capital to risk-weighted assets               8,623               10,779              11,426
          Ratios:
             Tier I to average assets - leverage                  4.00%                5.00%               6.66%
             Tier I to risk-weighted assets                       4.00%                6.00%               9.35%
             Total capital to risk-weighted assets                8.00%               10.00%              10.60%

               CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1999


14       MINIMUM CAPITAL STANDARDS, CONTINUED

                                                                                 To be well
                                                                              capitalized under
                                                             Required         prompt corrective
         (Dollars in thousands)                               Minimum          action provisions        Actual
         ----------------------                               -------          -----------------        ------
          December 31, 1998

          BankTennessee
          Amount:
             Tier I to average assets - leverage            $    5,644                7,054               9,664
             Tier I to risk-weighted assets                      4,250                6,375               9,664
             Total capital to risk-weighted assets               8,500               10,625              10,992
          Ratios:
             Tier I to average assets - leverage                  4.00%                5.00%               6.85%
             Tier I to risk-weighted assets                       4.00%                6.00%               9.10%
             Total capital to risk-weighted assets                8.00%               10.00%              10.35%

          The Community Bank
          Amount:
             Tier I to average assets - leverage            $    3,103                3,878               4,876
             Tier I to risk-weighted assets                      2,137                3,205               4,876
             Total capital to risk-weighted assets               4,274                5,342               5,415
          Ratios:
             Tier I to average assets - leverage                  4.00%                5.00%               6.29%
             Tier I to risk-weighted assets                       4.00%                6.00%               9.13%
             Total capital to risk-weighted assets                8.00%               10.00%              10.14%

          Bank of Dyer
          Amount:
             Tier I to average assets - leverage            $    1,387                1,734               2,393
             Tier I to risk-weighted assets                        870                1,305               2,393
             Total capital to risk-weighted assets               1,740                2,175               2,615
          Ratios:
             Tier I to average assets - leverage                  4.00%                5.00%               6.90%
             Tier I to risk-weighted assets                       4.00%                6.00%              11.00%
             Total capital to risk-weighted assets                8.00%               10.00%              12.00%


15       EMPLOYEE BENEFITS

         The Company maintains a 401(k) savings plan for all employees who have completed six months of service and are 21 or more years of age. Employer contributions to the plan are determined annually by the board of directors. The Company's expenses related to the plan were $273,848 in 1999, $303,612 in 1998 and $138,839 in 1997, respectively.

               CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1999


16       FAIR VALUES OF FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's financial instruments are as follows at December 31, 1999 and 1998:

                                                                       1999                            1998
                                                             ------------------------        -----------------------
                                                              CARRYING          FAIR         Carrying         Fair
         (Dollars in thousands)                                 VALUE           VALUE          Value          Value
                                                             ----------        ------        ---------       -------
          Financial assets:
             Cash and due from banks                           $ 18,255         18,255          8,972          8,972
             Interest-bearing deposits in
          financial                                               5,396          5,396         21,996         21,996
                institutions                                     11,250         11,250         14,250         14,250
             Federal funds sold                                  16,213         16,213         17,270         17,270
             Securities available for sale                        6,677          6,594          9,406          9,440
             Securities held to maturity                        435,170        434,215        317,535        319,009
             Loans, net of allowance                              4,073          4,073          3,026          3,026
             Accrued interest receivable                          3,415          3,415          2,648          2,648
             FHLB and FRB stock                                   1,021          1,021          1,087          1,087
             Servicing rights
          Financial liabilities:
             Deposits with defined maturities                  $253,993        253,706        205,656        207,082
             Deposits with undefined maturities                 181,259        181,259        151,748        151,748
             Notes payable                                        7,455          7,250          7,233          7,233
             Federal funds purchased                              2,275          2,275             --             --
             Advances from FHLB                                  39,554         38,484         17,973         17,913
             Accrued interest payable                             3,072          3,072          2,571          2,571


                                                               Notional          Fair        Notional           Fair
                                                               Amounts           Value        Amount           Value
                                                               -------           -----        ------           -----
          Off-balance sheet financial instruments:
           Commitments to extend credit                        $ 76,436             --         59,956             --
           Standby letters of credit                              3,467             --          2,152             --
           Mortgage loans sold subject to
             repurchase provisions                               13,157             --         16,231             --

         The carrying values in the preceding table are included in the consolidated balance sheets under the applicable captions.

17       BUSINESS COMBINATIONS AND ACQUISITIONS

         On December 31, 1999, Cumberland Bancorp, Incorporated (CBI) acquired for approximately 511,783 shares of its common stock, all of the outstanding capital stock of Bancshares of Dyer, Inc. (BDI), a bank holding company in Dyer, Tennessee, which owned approximately 98% of Bank of Dyer. The merger has been accounted for as a pooling of interests and accordingly, financial information for periods prior to the merger reflect retroactive restatement of the companies combined financial position and operating results. No adjustments were necessary to conform the accounting practices of the companies.

               CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1999


17       BUSINESS COMBINATIONS AND ACQUISITIONS, CONTINUED

         The following presents certain financial data pertaining to the combination of CBI with BDI for the years ended 1998 and 1997.

         (Dollars in thousands, except per share data)           1998              1997
         ---------------------------------------------        ----------         --------
         Total revenue:*
         CBI, as originally reported                          $   18,606           11,966
         BDI                                                       1,563            1,474
                                                              ----------         --------
         CBI                                                  $   20,169           13,440
                                                              ==========         ========
         Net income:
         CBI, as originally reported                          $    3,018            1,843
         BDI                                                         324              291
                                                              ----------         --------
         CBI                                                  $    3,342            2,134
                                                              ==========         ========
         Net income per share - basic
         CBI, as originally reported                          $      .55              .48
         BDI                                                        1.65             1.48
         CBI                                                         .56              .49

         Net income per share - diluted
         CBI, as originally reported                          $      .54              .46
         BDI                                                        1.65             1.48
         CBI                                                         .55              .48

         *Total revenue is net interest income and noninterest income

         The minority interest in Bank of Dyer was acquired in a purchase transaction for cash of approximately $10,000 and 7,704 shares of CBI common stock valued at $12.50 per share.

         Effective September 24, 1999, the Company's Cumberland Bank subsidiary purchased certain assets and assumed certain liabilities of American City Bank's McMinnville, Tennessee branch. As part of the transaction, the Company issued 47,000 shares of its common stock. The liabilities assumed exceeded the assets received in the transaction (deposit premium) by $1,475,000. Assets purchased and liabilities assumed at the acquisition date are summarized as follows:

         Assets (Dollars in thousands)
         Cash received in transaction                              $  3,746
         Loans, net                                                  13,276
         Premises and equipment                                       1,456
         Other assets                                                   222
         Deposit premium                                              1,475
                                                                   --------
                                                                   $ 20,175
                                                                   --------

         Liabilities

         Deposits assumed                                          $ 19,473
         Other liabilities                                              114
         Common shares issued to complete transaction                   588
                                                                   --------
                                                                   $ 20,175
                                                                   ========

               CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1999


17       BUSINESS COMBINATIONS AND ACQUISITIONS, CONTINUED

         On July 1, 1997, the Company acquired 100% of the outstanding common stock of First Federal Bancshares, Inc. (FFBI) for consideration totaling $7,022,460. The consideration was in the form of the Company's common stock. The shareholders of FFBI received 1.2489 shares of the Company's stock for each share of FFBI common stock surrendered. FFBI owned 100% of the common stock of First Federal Bank, F.S.B. of Memphis (First Federal-Memphis) which owned 100% of the common stock of First Federal Bank, F.S.B. of Nashville (First Federal-Nashville). The acquisition has been accounted for in accordance with the purchase method of accounting. The purchase price exceeded the historical book value of FFBI at acquisition date by $1,429,332. Such amount has been allocated to the assets purchased to the extent of their fair market value in accordance with purchase accounting. Simultaneous with the acquisition, First Federal-Memphis and First Federal-Nashville amended their charters and renamed the banks. First Federal-Memphis changed its name to BankTennessee and First Federal-Nashville changed its name to The Community Bank. Results of operations of BankTennessee and The Community Bank from July 1, 1997 through December 31, 1997 are included in the 1997 consolidated financial statements. Consideration in connection with the transaction consisted of 1,135,749 shares of Cumberland Bancorp, Incorporated common stock.

         Summarized historical financial information of First Federal Bancshares, Inc. as of June 30, 1997 is as follows:

         Dollars in thousands except per share data

         Securities                                                 $  10,509
         Loans, net                                                   119,239
         Other assets                                                  23,878
                                                                    ---------
            Total assets                                            $ 153,626
                                                                    =========

         Deposits                                                   $ 131,848
         Other liabilities                                             16,185
         Stockholders' equity                                           5,593
                                                                    ---------
            Total liabilities and stockholders' equity              $ 153,626
                                                                    =========


         Pro forma net earnings and per share information for year ending December 31, 1997 as if the acquisition occurred January 1, 1997 are as follows:

         Net earnings - as reported                                 $   2,134
         Net earnings - pro forma                                       2,522
         Net earnings per share - basic - as reported                    0.49
         Net earnings per share - basic - pro forma                      0.51
         Net earnings per share - diluted - as reported                  0.48
         Net earnings per share - diluted - pro forma                    0.50

         Pro forma amounts are not necessarily indicative of the actual results that would have been realized if the acquisition had occurred January 1, 1997.

               CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1999


18       COMMITMENTS AND CONTINGENCIES

         The Company has entered into various noncancellable operating lease arrangements in connection with its operating locations. Based upon these agreements at December 31, 1999, future minimum lease commitments are as follows:

         (Dollars in thousands)

                             2000                  $  239
                             2001                     173
                             2002                     164
                             2003                     167
                             2004                      86
                          Thereafter                   24
                                                   ------
                                                   $  853
                                                   ======

         Rentals relating to these agreements which are included in occupancy expense amounted to $196,000 in 1999, $212,000 in 1998 and $134,000 in
         1997.

         During 1999, the subsidiaries of the Company leased certain premises from related parties. The related expense from the leases totaled $29,000 in 1999.

         During 1997, the Company entered into an agreement with a group of investors to open a BankTennesse branch in Ripley, Tennessee. In return, these investors purchased 222,500 shares (as adjusted for the March 1998 stock split) of the Company's common stock for $4.49 per share (as adjusted for the March 1998 stock split). The agreement with the Ripley group addresses a spin-off of the Ripley branch into a separate entity after the branch reaches $30 million in assets and becomes profitable. It is anticipated that the Ripley group will own 50% of the new entity and Cumberland Bancorp, Incorporated will own 50% of the new entity. However, there are several provisions in the agreement that could alter the anticipated structure.

         During 1999 and 1998, the Company invested approximately $2,300,000 representing a 50% interest in a de novo bank in Murray, Kentucky. The Company's pro rata portion of the organization and start-up costs of approximately $92,500 in 1998 and $60,000 in 1999, in the respective periods have been expensed.

         The Murray Bank opened in June, 1999 and it incurred an operating loss of approximately $275,000 in 1999. This investment is being accounted for by the equity method of accounting, whereby CBI's pro rata share of its operations are shown as an adjustment of the original investment and included in other operating expenses on the consolidated statements of earnings.

         The investors that bought the remaining 50% of the Murray Bank were given the ability to buy $250,000 worth of stock based upon a price of
         1.5 multiplied by the Company's book value that became exercisable when the charter was granted to the Murray Bank by the OTS. An additional $250,000 in stock options become exercisable at 1.5 multiplied by the Company's book value if the Murray Bank attains certain financial objectives.

         During 1999, CBI has been involved in organizing a denovo bank called Insurors Bank of Tennessee. The Bank is anticipated being opened in the first half of 2000, subject to regulatory approval. CBI will own 50% and the remaining 50% has been marketed to the Independent Insurance Agents in the State of Tennessee. Approximately $24,000 has been expensed in 1999 related to these start-up efforts. The total commitment is expected to be approximately $2.4 million, most of which will be funded in 2000 if the new charter is approved.

         In the normal course of business there are commitments outstanding and contingent liabilities such as legal proceedings pending against the Bank. In the opinion of management, no material adverse effect on the financial position is anticipated as a result of these items.

               CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1999


19       SALE OF ASSETS

         On August 4, 1997, BankTennessee sold its Oakland branch operation and its assets and liabilities to Concord EFS, Inc. The branch had assets with a book value of $208,218 which consisted primarily of loans and office property and equipment. The branches liabilities totaled $1,673,876 which consisted primarily of deposits. The Bank had a net gain of $550,000 on the sale of this asset.

20       STOCK OPTIONS

         The Company issues non-qualified stock options under various plans to employees, non-employee directors, and bank advisory board members. The plans provide for the issuance of the Company's common stock at a price determined by the plans' committee, which is the Board of Directors of the Company. As a matter of policy, the Board of Directors has issued options at an exercise price equal to the fair market value of the Company's common stock at the date of grant. Share and per share amounts in the accompanying text and tables have been adjusted for stock splits and stock dividends.

         In 1995, SFAS No. 123 "Accounting for Stock Based Compensation" changed the method for recognition of cost of plans similar to those of the Company. As is permitted, management has elected to continue accounting for the plan under APB Opinion 25 and related Interpretations. Accordingly, no compensation cost has been recognized for the stock option plan. However, under SFAS No. 123, the Company is required to make proforma disclosures as if cost had been recognized in accordance with the pronouncement. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net earnings and net earnings per common share would have been as follows:

                                          1999                         1998                         1997
                                   As                            As                            As
                                Reported       Proforma       Reported       Proforma       Reported       Proforma
                                ---------      ---------      ---------      ---------      ---------      ---------
          Net income            $   3,511      $   3,344      $   3,342      $   3,206      $   2,134      $   2,129

          Basic earnings
           per share            $    0.56      $    0.54      $    0.56      $    0.54      $    0.49      $    0.49
          Diluted earnings
           per share                 0.55           0.52           0.55           0.53           0.48           0.48

         The fair value of the options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: dividend yield of 6.0 percent in 1999, risk-free interest rate of 6.0 percent, expected lives of five years, and expected volatility of 47 percent in 1999 and 53 percent in 1998.

         The weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 1999, 1998 and 1997 was $6.09, $3.16, and $0.38, respectively.

         On May 8, 1997, the Board of Directors of the Company, amended all existing stock option plans. All previously issued options were deemed exercisable. For the options exercised the shareholder would receive the net value of the option (fair value less exercise price) in the Company's common stock. All options not exercised by July 1, 1997 would be forfeited. As a result, all outstanding options were exercised on June 30, 1997 which resulted in the Company issuing 39,231 shares of common stock (235,386 shares after giving effect to the stock splits).

               CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999


20       STOCK OPTIONS, CONTINUED

         Effective March 1, 1998, 357,918 shares (adjusted to 393,710 to reflect the March, 1999 stock dividend) were granted under a stock option plan adopted in 1998. These options generally become exercisable at a rate of 20% per year until all become fully vested on March 1, 2003. The options expire February 29, 2004.

         A summary of the stock option activity for 1999, 1998 and 1997 is as follows (after giving effect to the stock dividend and stock split):

                                                          Shares                                               Weighted
                                                         Available           Shares           Option           Average
                                                            for              Under             Shares          Exercise
(Dollars in thousands except per share data)              Option             Option          Exercisable         Price
                                                         ---------          --------         -----------       --------

Outstanding at beginning of year - 1996                         --           536,151           363,660         $   1.54
BOD action                                                      --                --           172,491             1.54
Granted                                                         --            21,998            21,998             1.54
Exercised                                                                   (558,149)         (558,149)            1.54
                                                          --------          --------          --------         --------
Outstanding at December 31, 1997                                --                --                --               --
New plan - 1998                                            550,000
Granted                                                   (393,710)          393,710                --         $   5.45
                                                          --------          --------          --------         --------
Outstanding at December 31, 1998                           156,290           393,710                --         $   5.45

Granted                                                    (42,750)           42,750                --         $  12.50
Exercisable                                                     --                --            83,642             5.45
Forfeited                                                       --            (9,625)               --             5.45
Exercised                                                       --            (1,200)               --             5.45
                                                          --------          --------          --------         --------
Outstanding at December 31, 1999                           113,540           425,635            83,642         $   6.16
                        === ====                          ========          ========          ========         ========

         The following table sets forth the computation of basic net earnings per share and diluted net earnings per share.


                                                                           1999                  1998                  1997
                                                                        ----------            ----------            ----------

For basic net earnings per share and diluted net earnings
   per share, net earnings                                              $    3,511                 3,342                 2,134
                                                                        ----------            ----------            ----------
Weighted average shares outstanding - basic                              6,248,130             5,971,306             4,354,263
Effect of dilutive securities - stock options                              139,506               126,867               129,004
                                                                        ----------            ----------            ----------
Weighted average shares outstanding - diluted                            6,387,636             6,098,173             4,483,267
                                                                        ==========             =========             =========
Net earnings per share - basic                                          $      .56                   .56                   .49
Net earnings per share - diluted                                               .55                   .55                   .48

               CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999


21       OTHER OPERATING EXPENSES

         Other operating expenses consists of the following:

                                                                                      Years ended December 31,
                                                                           1999                  1998                  1997
                                                                        ----------            ----------            ----------

Data processing                                                         $      907                   783                   349
Advertising                                                                    441                   375                   183
Stationery, printing and supplies                                              494                   371                   165
Postage, freight and courier                                                   221                   162                   149
Directors' fees                                                                418                   357                   198
Other                                                                        4,229                 3,200                 2,350
                                                                        ----------            ----------            ----------
                                                                        $    6,710                 5,248                 3,394
                                                                        ==========            ==========            ==========

               CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999


22     PARENT COMPANY ONLY FINANCIAL INFORMATION

       CONDENSED BALANCE SHEETS (DOLLARS IN THOUSANDS)

                                                                       December 31,
                                                              ------------------------
       Assets                                                   1999             1998
                                                              -------           ------

       Cash                                                   $  6,239           1,391
       Investment in subsidiaries                               33,946          27,032
       Investment in unconsolidated subsidiaries                 2,441             609
       Premises and equipment                                       45              40
       Goodwill                                                     73               0
       Other assets                                                713             445
                                                              --------          ------
                                                              $ 43,457          29,517
                                                              ========          ======

       Liabilities and Stockholders' Equity

       Liabilities:
         Notes payable                                        $  7,455           7,233
         Accrued interest                                          257             108
         Other liabilities                                         470             117
                                                              --------          ------
             Total  liabilities                                  8,182           7,458
                                                              ========          ======
       Total  stockholders'  equity                             35,275          22,059
                                                              ========          ======
                                                              $ 43,457          29,517
                                                              ========          ======

       CONDENSED STATEMENTS OF EARNINGS

       Years Ended December 31,                                        1999          1998        1997
                                                                     --------       -----       -----

       Income:
        Dividends from subsidiaries                                  $    800         620         359
        Dividends from securities                                           4           2          18
        Other income                                                     (46)          13           3
                                                                     --------       -----       -----
                                                                          758         635         380
                                                                     --------       -----       -----
       Expenses:
        Interest expense                                                  578         527         252
        Other expense                                                     870         428         385
                                                                     --------       -----       -----
                                                                        1,448         955         637
                                                                     --------       -----       -----
       Loss before income taxes and equity in undistributed
           earnings of subsidiaries                                     (690)       (320)       (257)
             Income tax benefit                                           558         359         285
                                                                     --------       -----       -----

       Income (loss) before equity in undistributed earnings
           of subsidiaries                                              (132)          39          28
           Equity in undistributed earnings of subsidiaries             3,643       3,303       2,106
                                                                     --------       -----       -----
       NET EARNINGS                                                  $  3,511       3,342       2,134
                                                                     ========       =====       =====

               CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999


22     PARENT COMPANY ONLY FINANCIAL INFORMATION, CONTINUED

       CONDENSED STATEMENTS OF CASH FLOWS (DOLLARS IN THOUSANDS)

       Years Ended December 31,                                                   1999       1998      1997
                                                                                -------     ------    ------


        Cash flows from operating activities:
        Net earnings                                                            $ 3,511      3,342     2,134
        Adjustments to reconcile net earnings to net
            cash provided (used) by operating activities:
              Equity in undistributed earnings of subsidiaries                   (3,643)    (3,303)   (2,106)
              Operations of unconsolidated subsidiaries                             104         86         0
              Depreciation and amortization                                          15          4       204
              Increase in accrued interest payable                                  149        103         3
              Other, net                                                             55         44       110
                                                                                -------     ------    ------
                Net cash provided by operating activities                           191        276       345
                                                                                =======     ======    ======
        Cash flows from investing activities:
            Investment in commercial bank subsidiaries                           (3,000)    (1,725)   (1,450)
            Investment in unconsolidated subsidiaries                            (1,935)      (613)        0
            Purchases of premises and equipment                                     (20)       (24)       (3)
                                                                                -------     ------    ------
                Net cash used by investing activities                            (4,955)    (2,362)   (1,453)
                                                                                =======     ======    ======

        Cash flows from financing activities:
            Proceeds from notes payable                                             675      3,000        --
            Repayment of notes payable                                             (453)      (298)       --
            Proceeds from issuance of common stock                                9,390        117     1,050
            Dividends paid on common stock of previously acquired
               subsidiary                                                            --        (15)      (15)
                                                                                -------     ------    ------
                Net cash provided by
                  financing  activities                                           9,612      2,804     1,035
                                                                                =======     ======    ======
        Net increase (decrease) in cash                                           4,848        718       (73)
        Cash at beginning of year                                                 1,391        673       746
                                                                                =======     ======    ======
        Cash at end of year                                                     $ 6,239      1,391       673
                                                                                =======     ======    ======

        Non-Cash Activities:

            Issuance of common stock - acquisition of Bancshares of Dyer,
               Inc                                                              $ 2,512         --        --
            Issuance of common stock - 10% stock dividend                         6,341         --        --
            Issuance of common stock - acquisition of McMinnville branch            588         --        --
            Issuance of common stock - acquisition of First Federal
                Bancshares, Inc.                                                     --         --     7,022
            Issuance of common stock - conversion of stock options                  257         --       118


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements with the Company's independent auditors on any matters of accounting principles or practices or financial statement disclosure.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Information with respect to the directors and executive officers is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 27, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

         Information with respect to executive compensation is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 27, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 27, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and related transactions is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 27, 2000.

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)(1)   Financial Statements.  See Item 8.

         (a)(2)   Financial Statements Schedules.  Inapplicable.

         (a)(3)   Exhibits.  See Index to Exhibits.

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CUMBERLAND BANCORP, INCORPORATED
                                (REGISTRANT)



                                BY: /s/ Joel Porter
                                   ----------------------------------
                                   Joel Porter, President
                                   (Principal Executive Officer)

                                DATE:    March 28, 2000
                                      -------------------------------


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                            Title                                  Date
         ---------                            -----                                  ----

/s/ Joel Porter                        President (Principal Executive           March 28, 2000
------------------------------         Officer) and Director
Joel Porter

/s/ Mark McDowell                      Chief Administrative Officer             March 28, 2000
------------------------------         (Principal Financial and
Mark McDowell                          Accounting Officer)

/s/ John Wilder                        Chairman                                 March 28, 2000
------------------------------
John Wilder

/s/ John S. Everett                    Director                                 March 28, 2000
------------------------------
John S. Everett

/s/ Danny Herron                       Director                                 March 28, 2000
------------------------------
Danny Herron

/s/ Tom E. Paschal                     Director                                 March 28, 2000
------------------------------
Tom E. Paschal

/s/ Tom Brooks                         Director                                 March 28, 2000
------------------------------
Tom Brooks


/s/ Jerry Cole                         Director                                 March 28, 2000
------------------------------
Jerry Cole

/s/ Ronald Gibson                      Director                                 March 28, 2000
------------------------------
Ronald Gibson

/s/ Frank Inman, Jr.                   Director                                 March 28, 2000
------------------------------
Frank Inman, Jr.

/s/ Alex Richmond                      Director                                 March 28, 2000
------------------------------
Alex Richmond

/s/ Wayne Rodgers                      Director                                 March 28, 2000
------------------------------
Wayne Rodgers

/s/ John S. Shepherd                   Director                                 March 28, 2000
------------------------------
John S. Shepherd

/s/ William D. Smallwood               Director                                 March 28, 2000
------------------------------
William D. Smallwood



                                INDEX TO EXHIBITS

3.1      Amended and Restated Charter of the Company (previously filed as
         Exhibit 3.1 to the Company's Registration Statement on Form S-1 dated September 8, 1999 (Registration No. 333-84173) and incorporated herein by reference).

3.2      Amended and Restated Bylaws of the Company (previously filed as Exhibit
         3.2 to the Company's Registration Statement on Form S-1 dated September 8, 1999 (Registration No. 333-84173) and incorporated herein by reference).

10.1 Cumberland Bancorp, Incorporated 1998 Stock Option Plan (incorporated herein by reference to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders held April 27, 2000).

10.2 Joint Venture Agreement dated as of October 1, 1998 by and between Cumberland Bancorp, Inc. and BancKentucky and Addendum to Joint Venture Agreement dated as of October 31, 1998 (previously filed as Exhibit
         10.2 to the Company's Registration Statement on Form S-1 dated September 8, 1999 (Registration No. 333-84173) and incorporated herein by reference).

10.3 Joint Venture Agreement dated as of August 26, 1999 by and between Cumberland Bancorp, Inc. and InsCorp, Inc. (previously filed as Exhibit
         10.3 to the Company's Registration Statement on Form S-1 dated September 8, 1999 (Registration No. 333-84173) and incorporated herein by reference).

21       Subsidiaries of the Company.

23       Consent of Independent Auditors.

27 Financial Data Schedule for the fiscal year ended December 31, 1999 (for SEC use only).