Form 10-K/A
period 1999-12-31
CUMBERLAND BANCORP INC
filed 2000-04-13
CIK 1092099

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                  FORM 10-K/A
                               (Amendment No. 1)


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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

         Cumberland Bancorp, Incorporated had several significant events that occurred during 1999 which affected its financial condition and results of operations. An initial public offering was completed in the last half of the year which raised approximately $8.5 million in net additional capital. Bancshares of Dyer, Inc. (a one bank holding company with total assets of approximately $40 million at December 31, 1999) was acquired in late December 1999. This transaction was accounted for as a pooling of interest and prior period amounts have been restated to include the accounts and results of operations of Dyer. Two branches totaling $20 million were acquired from another financial institution and investments in unconsolidated subsidiaries were made of approximately $2 million.

         Financial Condition. Our total assets grew from $408.7 million at year-end 1998 to $525.5 million at December 31, 1999, a $116.8 million increase or 29%. The primary changes in assets were related to the $117 million increase in net loans. In addition, cash and due from banks increased $9.2 million to allow for possible cash needs related to uncertainties about the Year 2000 issue. We funded these increases primarily by an increase in deposits of $78 million and by decreasing our interest-bearing deposits held in other institutions by $16.6 million.

         Our total liabilities grew from $387 million at year end 1998 to $490 million at December 31, 1999, a $104 million increase or 27%. In addition to the deposit growth mentioned above, federal funds purchased increased $2.2 million and advances from the Federal Home Loan Bank increased $21.6 million.

         Stockholders' equity increased $13.2 million to $35.3 million at December 31, 1999. The increase is related to the previously mentioned IPO, and privately placed common stock of approximately $2 million. Retained earnings provide the balance of the increase in equity. Our leverage capital ratio increased from 5.45% at December 31, 1998 to 6.84% at December 31, 1999. See
note 14 to our consolidated financial statements for more information relating to capital.

RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

         Net earnings were $3.5 million in 1999 compared to $3.3 million in 1998. Total revenues increased 16% while total expenses increased 18% during 1999 as compared to the prior year. As discussed in more detail later, our portion of the operating loss of the investment in The Murray Bank, merger and acquisition expenses relating to Bancshares of Dyer, Inc. and start up costs associated with other market expansions negatively affected earnings in 1999.

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

     An analysis of our loss experience, as well as a breakdown of the allowance for possible loan losses, is furnished in the following table for the periods indicated:


                                                                            YEARS ENDED DECEMBER 31,
                                                               1999          1998          1997          1996          1995
                                                               ----          ----          ----          ----          ----
                                                                             (Dollars in thousands)
Balance at beginning of year                               $   4,012         3,214         1,386         1,255          947
Allowance increases due to acquisitions                          152            --         1,229            --           --
                                                           ---------      --------      --------      --------      -------
Loans charged-off:
     Real estate-construction & development                       --           (65)           --            --           --
     Real estate-1 to 4 single family                           (117)          (45)          (23)           (5)
     Real estate-other                                            --            --           (90)           --           --
     Commercial, financial & agricultural                       (123)          (54)          (35)           (1)          --
     Consumer                                                   (518)         (324)         (721)         (336)        (107)
     Other                                                        --           (24)           --            --           --
                                                           ---------      --------      --------      --------      -------
         Total charge-offs                                      (758)         (512)         (869)         (342)        (107)
                                                           ---------      --------      --------      --------      -------

Charge-offs recovered:
     Real estate - construction & development                     --            21            --            --           --
     Real estate - 1-4 single family                               9             2            11            --           --
     Real estate - other                                          --             0            --            --           --
     Commercial                                                   19             5             1             4           --
     Consumer                                                     89            76            66            39           45
     Other                                                        --            18            --            --           --
                                                           ---------      --------      --------      --------      -------
         Total recoveries                                        117           122            78            43           45
                                                           ---------      --------      --------      --------      -------

Net loans charged-off                                           (641)         (390)         (791)         (299)         (62)
Current year provision                                         1,623         1,188         1,390           430          370
                                                           ---------      --------      --------      --------      -------
Balance at end of year                                     $   5,146         4,012         3,214         1,386        1,255
                                                           =========      ========      ========      ========      =======

Loans at year end                                            440,316       321,547       269,378       105,141       83,559
Ratio of allowance to loans at year end                         1.17%         1.25%         1.19%         1.32%        1.50%
Average loans                                                374,716       293,665       184,792        98,036       77,526
Ratio of net loans charged off to average loans                 0.17%         0.13%         0.43%         0.31%        0.08%

     The recorded values of loans actually removed from the consolidated balance sheets are referred to as charge-offs and, after netting out recoveries on previously charged-off assets, become net charge-offs. Our policy is to charge off loans, when, in management's opinion, the loan is deemed uncollectible, although concerted efforts are made to maximize recovery. Our level of net charge-offs to average loans was 0.17% in 1999 and 0.13% in 1998. Charge-offs were higher due to consumer loan losses for Cumberland Bank and Cumberland Finance, its finance company subsidiary, in 1999. During 1999, the provision for loan losses of $1.6 million was almost $400,000 more than the preceding year. Factors which gave rise to the increased provision in 1999 were the $117 million loan growth our institutions sustained and the $194,000 increase in consumer loan losses in Cumberland Bank's portfolio and similar loan losses in Cumberland Finance.

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

         The following table provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 1999. These market risk sensitive instruments have been entered into by us for purposes other than trading. We do not hold market risk sensitive instruments for trading purposes. Amounts described below do not take into account possible loan, security, or interest bearing deposit renewals or repricing for such renewals. The information provided by this table should be read in connection with our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operation.


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

                                CUMBERLAND BANCORP, INCORPORATED
                                (REGISTRANT)



DATE:    April 12, 2000         BY: /s/ Joel Porter
     --------------------          ---------------------------------
                                   Joel Porter, President
                                   (Principal Executive Officer)