Form 10-Q
period 2000-03-31
CUMBERLAND BANCORP INC
filed 2000-05-15
CIK 1092099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                         Commission File Number 0-27393
                         ------------------------------
                        CUMBERLAND BANCORP, INCORPORATED
             ------------------------------------------------------
             (Exact Name of Registrant As Specified in Its Charter)


          Tennessee                                   62-1297760
-------------------------------              ----------------------------
(State or Other Jurisdiction of              (IRS Employer Identification
Incorporation or Organization)                           Number)


                 5120 Maryland Way, Brentwood, Tennessee 37027
             -----------------------------------------------------
             (Address of Principal Executive Offices and Zip Code)


                                 (615) 377-9395
                                 --------------
              (Registrant's Telephone Number, including area code)

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

Common stock outstanding: 6,877,877 shares at April 30, 2000.

                        CUMBERLAND BANCORP, INCORPORATED
                               TABLE OF CONTENTS


PART I:           FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 1999 (unaudited)                                              3
          and December 31, 1999 (audited).

          Consolidated Statements of Earnings - For the three months ended
          March 31, 2000 and 1999 (unaudited).                                                                  4

          Consolidated Statements of Changes in Stockholders' Equity - For the                                  5
          three months ended March 31, 2000 (unaudited).

          Consolidated Statements of Cash Flows - For the three months ended
          March 31, 2000 and 1999 (unaudited).                                                                  6

          Notes to Financial Statements                                                                         7

Item 2.   Management's Discussion and Analysis of Financial Condition                                           8-13
          and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                            13


PART II:          OTHER INFORMATION

Item 1.   Legal Proceedings.                                                                                    14

Item 2.   Changes in Securities and Use of Proceeds                                                             14

Item 3.   Defaults Upon Senior Securities.                                                                      14

Item 4.   Submission of Matters to a Vote of Security Holders.                                                  14

Item 5.   Other Information.                                                                                    14

Item 6.   Exhibits and Reports on Form 8-K                                                                      14

Signatures                                                                                                      14

               CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS



                                                                                         (UNAUDITED)
                                                                                          MARCH 31             December 31
(Dollars in thousands except share amounts)                                                 2000                   1999
==========================================================================================================================
ASSETS:
Cash and due from banks                                                                  $  17,007                $ 18,255
Interest-bearing deposits in financial institutions                                          4,798                   5,396
Federal funds sold                                                                          15,725                  11,250
Securities available for sale, at fair value                                                16,180                  16,213
Securities held to maturity, fair value $6,197 at March 31, 2000
  and $6,594 at December 31, 1999                                                            6,513                   6,677
Loans                                                                                      463,207                 440,316
Allowance for loan losses                                                                   (5,354)                 (5,146)
--------------------------------------------------------------------------------------------------------------------------

                                LOANS, NET                                                 457,853                 435,170
--------------------------------------------------------------------------------------------------------------------------
Premises and equipment                                                                      16,828                  14,578
Accrued interest receivable                                                                  4,600                   4,073
Federal Home Loan Bank and Federal Reserve Bank stock - restricted                           3,478                   3,415
Investment in unconsolidated subsidiaries                                                    2,679                   2,441
Other real estate                                                                            2,049                   2,400
Loan servicing rights                                                                        1,001                   1,021
Other intangible assets                                                                      1,498                   1,523
Other assets                                                                                 2,648                   3,147
--------------------------------------------------------------------------------------------------------------------------

                                TOTAL  ASSETS                                            $ 552,857                $525,559
==========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits
  Noninterest-bearing                                                                    $  40,557                $ 34,099
  Interest-bearing                                                                         424,905                 401,153
--------------------------------------------------------------------------------------------------------------------------

                                TOTAL DEPOSITS                                             465,462                 435,252
--------------------------------------------------------------------------------------------------------------------------
Notes  payable                                                                               7,741                   7,455
Federal funds purchased                                                                      5,250                   2,275
Advances from Federal Home Loan Bank                                                        32,419                  39,554
Accrued interest payable                                                                     3,576                   3,072
Other liabilities                                                                            2,093                   2,676
--------------------------------------------------------------------------------------------------------------------------

                                TOTAL LIABILITIES                                          516,541                 490,284
--------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common stock, $0.50 par value, authorized 20,000,000 shares;
  shares issued - 6,877,477 in 2000 and 6,857,620 in 1999                                    3,439                   3,429
Additional paid-in capital                                                                  25,345                  25,110
Retained earnings                                                                            7,983                   7,194
Accumulated other comprehensive income (loss)                                                 (451)                   (458)
--------------------------------------------------------------------------------------------------------------------------

                                TOTAL STOCKHOLDERS' EQUITY                                  36,316                  35,275
--------------------------------------------------------------------------------------------------------------------------

                                TOTAL  LIABILITIES  AND  STOCKHOLDERS'
                                  EQUITY                                                 $ 552,857                $525,559
==========================================================================================================================

               CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                                                                 THREE MONTHS ENDED
                                                                                                       MARCH 31
                                                                                         ----------------------------------
(Dollars in thousands except per share data)                                                 2000                     1999
===========================================================================================================================
INTEREST INCOME:
  Loans, including fees                                                                  $   10,946              $    7,886
  Securities                                                                                    351                     405
  Deposits in financial institutions                                                             60                     172
  Federal funds sold                                                                            231                     167
  Federal Home Loan Bank dividends                                                               55                      54
---------------------------------------------------------------------------------------------------------------------------

                                       TOTAL INTEREST INCOME                                 11,643                   8,684
---------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Time deposits of $100,000 or more                                                             1,252                     803
  Other time deposits                                                                         3,981                   3,195
Federal funds purchased                                                                          46                      10
Notes payable and advances from Federal Home Loan Bank                                          646                     385
---------------------------------------------------------------------------------------------------------------------------

                                      TOTAL INTEREST EXPENSE                                  5,925                   4,393
---------------------------------------------------------------------------------------------------------------------------

                                     NET INTEREST INCOME                                      5,718                   4,291
PROVISION FOR LOAN LOSSES                                                                       424                     218
---------------------------------------------------------------------------------------------------------------------------

                                     NET INTEREST INCOME AFTER PROVISION
                                       FOR LOAN LOSSES                                        5,294                   4,073
---------------------------------------------------------------------------------------------------------------------------
OTHER INCOME:
Service charges on deposit accounts                                                             518                     362
Other service charges, commissions and fees                                                     379                     338
Mortgage banking activities                                                                     232                     290
Gain on sale of SBA loans                                                                        65                      86
---------------------------------------------------------------------------------------------------------------------------

                                    TOTAL OTHER INCOME                                        1,194                   1,076
---------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
Salaries and employee benefits                                                                2,701                   2,060
Occupancy                                                                                       587                     486
Other operating                                                                               1,690                   1,275
---------------------------------------------------------------------------------------------------------------------------

                                    TOTAL OTHER EXPENSES                                      4,978                   3,821
---------------------------------------------------------------------------------------------------------------------------

                                    INCOME BEFORE INCOME TAXES                                1,510                   1,328
INCOME TAX EXPENSE                                                                              562                     470
---------------------------------------------------------------------------------------------------------------------------

                                    NET EARNINGS                                         $      948              $      858
===========================================================================================================================
NET EARNINGS PER SHARE - BASIC                                                           $     0.14              $     0.14
NET EARNINGS PER SHARE - DILUTED                                                               0.14                    0.14
===========================================================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                                               6,865,341               6,021,349
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                                             7,007,792               6,139,580
===========================================================================================================================

               CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       THREE MONTHS ENDED MARCH 31, 2000
                                  (UNAUDITED)


                                                                                                       ACCUMULATED
                                                     COMMON STOCK           ADDITIONAL                    OTHER          TOTAL
                                               ----------------------        PAID-IN      RETAINED     COMPREHENSIVE  STOCKHOLDERS'
(Dollars in thousands)                          SHARES         AMOUNT        CAPITAL      EARNINGS     INCOME (LOSS)     EQUITY
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                    6,857,620       $ 3,429       25,110          7,194          (458)           35,275

Proceeds from sale of common stock               19,457            10          233                                            243

Exercise of stock options                           400            --            2                                              2

Dividends declared                                                                           (159)                           (159)

Comprehensive Income:
  Net earnings                                       --            --           --            948            --
  Other Comprehensive Income
   Change in unrealized loss on
   securities available for sale net of
   $4 in income tax expense                          --            --           --             --             7
Total Comprehensive Income                                                                                                    955
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2000                      6,877,477 $        3,439       25,345          7,983          (451)           36,316
=================================================================================================================================

               CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                THREE MONTHS ENDED
                                                                                                      MARCH 31
                                                                                           ------------------------------
(Dollars in thousands)                                                                      2000                   1999
=========================================================================================================================
NET EARNINGS                                                                             $    948                $    858
ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:
  Provision for loan losses                                                                   424                     218
  Depreciation and amortization                                                               352                     232
  Operations of unconsolidated subsidiaries                                                   106                      --
  Mortgage loans originated for sale                                                       (8,917)                (11,650)
  Proceeds from sale of mortgage loans                                                      8,988                  11,703
  Increase in accrued interest receivable                                                    (527)                   (277)
  Decrease in accrued interest payable and other liabilities                                 (238)                   (212)
  Other, net                                                                                  448                     279
-------------------------------------------------------------------------------------------------------------------------
                                    TOTAL ADJUSTMENTS                                         636                     293
-------------------------------------------------------------------------------------------------------------------------
                                    NET CASH PROVIDED BY OPERATING ACTIVITIES               1,584                   1,151
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in interest-bearing deposits in financial institutions                         598                  10,224
  Increase in federal funds sold                                                           (4,475)                 (5,625)
  Purchases of securities available for sale                                                   --                  (1,284)
  Proceeds from maturities and redemptions of securities available for sale                    33                   1,137
  Proceeds from maturities and redemptions of securities held to maturity                     164                   1,592
  Net increase in loans                                                                   (23,178)                (20,672)
  Purchase of and improvements to other real estate                                            --                    (135)
  Investment in unconsolidated subsidiaries                                                  (344)                   (383)
  Purchases of premises and equipment                                                      (2,576)                   (820)
  Proceeds from sale of other real estate                                                     365                      --
-------------------------------------------------------------------------------------------------------------------------
                                    NET CASH USED BY INVESTING ACTIVITIES                 (29,413)                (15,966)
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                                 30,210                  13,122
  Increase in federal funds purchased                                                       2,975                   2,000
  Decrease in advances from Federal Home Loan Bank                                         (7,135)                   (510)
  Proceeds from notes payable                                                               2,264                     275
  Repayments of notes payable                                                              (1,978)                   (219)
  Proceeds from issuance of common stock, net                                                 245                   1,000
-------------------------------------------------------------------------------------------------------------------------
                                    NET CASH PROVIDED BY FINANCING ACTIVITIES              26,581                  15,668
-------------------------------------------------------------------------------------------------------------------------
                                    NET INCREASE (DECREASE) IN CASH                        (1,248)                    853
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                             18,255                   8,972
-------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                                           $ 17,007                $  9,825
=========================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------------------------------------------------------------------------------
  Interest paid                                                                          $  5,421                $  4,326
  Income taxes paid                                                                           181                     100
=========================================================================================================================

NON-CASH ACTIVITIES:
-------------------------------------------------------------------------------------------------------------------------
  10% stock dividend                                                                     $     --                $  6,341
=========================================================================================================================

               CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

                  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 were prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ending March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the 1999 consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K.

                        CUMBERLAND BANCORP, INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiaries. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company's Annual Report on Form 10-K, for a more complete discussion of factors that impact liquidity, capital and the results of operations.

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

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to, sudden adverse interest rate changes, inadequate allowance for loan losses and loss of key personnel. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company's future operating results depend on a number of factors which were derived utilizing numerous assumptions and other important factors that could cause actual results to differ materially from those projected in forward-looking statements.

OVERVIEW

The Company continues to experience growth due to recent entries in new markets, acquisitions and aggressive marketing techniques. An "initial public offering" was undertaken to sell 700,000 shares during the third quarter of 1999 without the benefit of an underwriter. All of the shares were subscribed for prior to December 31, 1999. The proceeds for approximately 13,832 shares have not been collected as of March 31, 2000.

The Company consummated the acquisition of Bank of Dyer, a bank with total assets of approximately $37 million and offices in Dyer and Humboldt, Tennessee, effective December 31, 1999. This acquisition was accounted for as a pooling of interest. Therefore, financial information for prior periods has been restated as if the business combination was effective as of the earliest period presented.

RESULTS OF OPERATIONS

Net earnings increased 10% to $948,000 for the three months ended March 31, 2000 from $858,000 in the first three months of 1999. The increase in net earnings during the three months ended March 31, 2000 was primarily due to growth in earning assets and overall growth of the banks as demonstrated by the 33% increase in net interest income.

NET INTEREST INCOME

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company's earnings. The Company's total interest income, excluding tax equivalent adjustments, increased $2,959,000 or 34% during the three months ended March 31, 2000 as compared to the same period in 1999. The increase in total interest income was primarily attributable to an increase in average earning assets, particularly the 37% increase in average loans outstanding in the first quarter of 2000 as compared to 1999.

Interest expense increased $1,532,000 or 35% for the three months ended March 31, 2000 as compared to the same period in 1999. The overall increase in total interest expense for the first three months of 2000 as compared to 1999 was primarily attributable to an increase in average interest-bearing liabilities. The foregoing resulted in an increase in net interest income, before the provision for loan losses, of $1,427,000 or 33% for the quarter as compared to the same period in 1999.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses was $424,000 and $218,000, for the first three months of 2000 and 1999, respectively. The provision for loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed for monitoring its loan portfolio in an effort to identify potential problem loans. The provision for loan losses raised the allowance for loan losses to $5.4 million, an increase of 4% from $5.1 million at December 31, 1999. The allowance for loan losses as a percentage of total outstanding loans was approximately 1.2% at March 31, 2000 and December 31, 1999, respectively.

The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Management believes the allowance for loan losses at March 31, 2000 to be adequate.

NONINTEREST INCOME

The components of the Company's noninterest income include service charges on deposit accounts, other fees and commissions, mortgage banking activities, gain on sale of SBA loans, gain on sale of fixed assets and gain on sale of other real estate. Total noninterest income for the three months ended March 31, 2000 increased by 11% to $1,194,000 from $1,076,000 for the same period in 1999. The overall increase was due primarily to increased revenue generated on deposit accounts. Service charges on deposit accounts increased $156,000 or 43% during the three months ended March 31, 2000 compared to the same period in 1999. Management has increased the overall fee structure on deposit accounts in an effort to generate more noninterest income. Revenue from mortgage banking activities decreased $58,000 or 20% during the three months ended March 31, 2000 as a result of changes in market conditions related to increases in interest rates. Other service charges, fees and commissions totaled $379,000 and $338,000 during the three months ended March 31, 2000 and 1999, respectively, an increase of $41,000 or 12%.

NONINTEREST EXPENSE

Noninterest expense consists primarily of salaries and employee benefits, occupancy expenses, furniture and equipment expenses, data processing expenses and other operating expenses, including minority interest in net earnings of unconsolidated subsidiaries. Total noninterest expense increased $1,157,000 or 30% during the first quarter of 2000 compared to the same period in 1999. The increases in noninterest expense are primarily attributable to increases in salaries and employee benefits, and other costs necessary to support the Company's expanded operations. The Company has 7 new offices open during the first quarter of 2000, which were not in operation in the first quarter of 1999. In addition, the number of employees increased to 265 at March 31, 2000, from 205 at March 31, 1999. Furthermore, the Company has a 50% interest in Insurors Bank of Tennessee in Organization. In accordance with the equity method of accounting, 50% of the operating losses of this development stage enterprise are included in other operating expenses in the first quarter of 2000.

INCOME TAXES

The Company's income tax expense was $562,000 for the three months ended March 31, 2000, an increase of $92,000 over the comparable period in 1999.

FINANCIAL CONDITION

BALANCE SHEET SUMMARY

The Company's total assets increased 5% to $553 million at March 31, 2000 from $526 million at December 31, 1999. Loans, net of allowance for possible loan losses, totaled $458 million at March 31, 2000 or a 5% increase compared to $435 million at December 31, 1999. These increases were primarily due to the Company's ability to increase its market share of loans, and being in markets with strong loan demand. Federal funds sold increased $4,475,000 or 40% at March 31, 2000 from December 31, 1999 as a result of excess funds being invested in short term liquid assets. Premises and equipment increased $2 million during the first quarter of 2000 due to construction-in-progress of 6 new office facilities.

Total liabilities increased by 5% to $517 million at March 31, 2000 compared to $490 million at December 31, 1999. This increase was composed primarily of a $30 million or 7% increase in total deposits and partially offset by a decrease of $7 million or 18% in FHLB advances during the three months ended March 31, 2000.

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

The Company's first mortgage single family residential and consumer loans are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

Net charge-offs were $216,000 and $202,000 for the three month periods ending March 31, 2000 and 1999, respectively. Total non-performing loans at March 31, 2000 were $5.0 million or 1.1% of total loans as compared to $3.4 million or 0.8% of total loans at December 31, 1999. Foreclosed properties was $2.0 million at March 31, 2000, a decline from the $2.4 million level at December 31, 1999.

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

Liquid assets including cash, due from banks and federal funds sold totaled $38 million. In addition, the Company has $16 million in securities classified as available for sale that could be sold for liquidity needs.

The Company's primary source of liquidity is a stable core deposit base. In addition, loan payments provide a secondary source. Borrowing lines with correspondent banks, FHLB and Federal Reserve augment these traditional sources.

Interest rate risk (sensitivity) focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long term earnings through funds management/interest rate risk management. The Company's rate sensitivity position has an important impact on earnings. Senior management of the banks meet monthly to analyze the rate sensitivity position of the subsidiary banks. These meetings focus on the spread between the banks' cost of funds and interest yields generated primarily through loans and investments.

The Company's securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $6.2 million mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company's loan portfolio. At March 31, 2000, loans of approximately $295 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.

As for liabilities, certificates of deposits of approximately $219 million will become due during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future.

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

CAPITAL POSITION AND DIVIDENDS

At March 31, 2000, total stockholders' equity was $36.3 million or 6.6% of total assets. The increase in stockholders' equity during the three months ended March 31, 2000 results from the Company's net income of $948,000, and issuance of 19,857 shares of common stock.

The Company's principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary banks. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary banks have none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary banks and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. At March 31, 2000, the Company's total risk-based capital ratio was 9.7% and its Tier I risk-based capital ratio was approximately 8.5% compared to ratios of 9.5% and 8.2%, respectively at December 31, 1999. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4.0%. At March 31, 2000, the Company had a leverage ratio of 6.6%, compared to 6.8% at December 31, 1999.

IMPACT OF INFLATION

Although interest rates are significantly affected by inflation, the inflation rate is immaterial when reviewing the Company's results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         Interest rate risk (sensitivity) management focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long term earnings through funds management/interest rate risk management. The Company's rate sensitivity position has an important impact on earnings. Senior management of the subsidiary banks meet monthly to analyze the rate sensitivity position. These meetings focus on the spread between the cost of funds and interest yields generated primarily through loans and investments.

         There have been no material changes in reported markets risks during the three months ended March 31, 2000.


PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 27.1 Financial Data Schedule for the interim year-to-date period ended March 31, 2000; Exhibit 27.2 Restated Financial Data Schedule for interim year-to-date period ended March 31, 1999 (for SEC use only) - These schedules contain summary financial information extracted from the consolidated financial statements of the Company at March 31, 2000 (unaudited) and March 31, 1999 (unaudited) and are qualified in their entirety by reference to such financial statements as set forth in the Company's quarterly report on Form 10-Q for the periods ending March 31, 2000 and March 31, 1999 respectively.

         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        CUMBERLAND BANCORP, INCORPORATED
                                  (Registrant)

DATE:   5/15/00             /s/ JOEL PORTER
      --------------     -----------------------------------------------------
                         Joel Porter, President (Principal Executive Officer)

DATE:   5/15/00            /s/ MARK C. MCDOWELL
      --------------     -----------------------------------------------------
                         Mark C. McDowell
                         Chief Administrative Officer (Principal Financial and
                         Accounting Officer)