Form 10-Q
period 2000-06-30
CUMBERLAND BANCORP INC
filed 2000-08-14
CIK 1092099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Common stock outstanding: 6,889,628 shares at July 31, 2000.

                        CUMBERLAND BANCORP, INCORPORATED
                               TABLE OF CONTENTS


PART I:           FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets - June 30, 2000 (unaudited)
          and December 31, 1999 (audited).                                               3

          Consolidated Statements of Earnings - For the three months and six months
          ended June 30, 2000 and 1999 (unaudited).                                      4

          Consolidated Statements of Changes in Stockholders' Equity - For the
          six months ended June 30, 2000 (unaudited).                                    5

          Consolidated Statements of Cash Flows - For the six months ended
          June 30, 2000 and 1999 (unaudited).                                            6

          Notes to Financial Statements                                                  7

Item 2.   Management's Discussion and Analysis of Financial Condition                    8-13
          and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                     13


PART II:          OTHER INFORMATION

Item 1.   Legal Proceedings.                                                             14

Item 2.   Changes in Securities and Use of Proceeds                                      14

Item 3.   Defaults Upon Senior Securities.                                               14

Item 4.   Submission of Matters to a Vote of Security Holders.                           14

Item 5.   Other Information.                                                             14

Item 6.   Exhibits and Reports on Form 8-K                                               14

Signatures                                                                               15

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                     (Unaudited)
                                                                       JUNE 30,    December 31,
(Dollars in thousands except share amounts)                              2000          1999
==============================================================================================
ASSETS:
Cash and due from banks                                                $  16,337        18,255
Interest-bearing deposits in financial institutions                        4,376         5,396
Federal funds sold                                                        14,950        11,250
Securities available for sale, at fair value                              16,318        16,213
Securities held to maturity, fair value $5,980 at June 30, 2000
  and $6,594 at December 31, 1999                                          6,107         6,677
Loans                                                                    476,432       440,316
Allowance for loan losses                                                 (5,663)       (5,146)
----------------------------------------------------------------------------------------------
                  LOANS, NET                                             470,769       435,170
----------------------------------------------------------------------------------------------
Premises and equipment                                                    18,574        14,578
Accrued interest receivable                                                4,812         4,073
Federal Home Loan Bank and Federal Reserve Bank stock - restricted         3,627         3,415
Investment in unconsolidated subsidiaries                                  2,857         2,441
Other real estate                                                          2,890         2,400
Loan servicing rights                                                      1,021         1,021
Other intangible assets                                                    1,471         1,523
Other assets                                                               2,766         3,147
----------------------------------------------------------------------------------------------
                  TOTAL ASSETS                                         $ 566,875       525,559
==============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits
  Noninterest-bearing                                                  $  40,615        34,099
  Interest-bearing                                                       435,019       401,153
----------------------------------------------------------------------------------------------
                  TOTAL DEPOSITS                                         475,634       435,252
----------------------------------------------------------------------------------------------
Notes payable                                                              6,920         7,455
Federal funds purchased                                                    1,959         2,275
Advances from Federal Home Loan Bank                                      39,335        39,554
Accrued interest payable                                                   3,753         3,072
Other liabilities                                                          2,048         2,676
----------------------------------------------------------------------------------------------
                  TOTAL LIABILITIES                                      529,649       490,284
----------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common stock, $0.50 par value, authorized 20,000,000 shares;
  shares issued - 6,885,628 in 2000 and 6,857,620 in 1999                  3,443         3,429
Additional paid-in capital                                                25,436        25,110
Less: Treasury Stock                                                          (5)           --
Retained earnings                                                          8,815         7,194
Accumulated other comprehensive income (loss)                               (463)         (458)
----------------------------------------------------------------------------------------------
                  TOTAL STOCKHOLDERS' EQUITY                              37,226        35,275
----------------------------------------------------------------------------------------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 566,875       525,559
==============================================================================================

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                                   (Unaudited)

                                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                     JUNE 30,                  JUNE 30,
                                                             ----------------------     --------------------
(Dollars in thousands except share amounts)                     2000        1999        2000        1999
============================================================================================================
INTEREST INCOME:
  Loans, including fees                                       $   11,768  $    8,490  $   22,817  $   16,161
  Securities                                                         334         386         674         805
  Deposits in financial institutions                                  79          49         150         221
  Federal funds sold                                                 208         199         439         362
  Federal Home Loan Bank and Federal Reserve Bank dividends           70          49         125         103
------------------------------------------------------------------------------------------------------------
                 TOTAL INTEREST INCOME                            12,459       9,173      24,205      17,652
------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Time deposits of $100,000 or more                                1,366         818       2,613       1,620
  Other time deposits                                              4,293       3,224       8,278       6,453
  Federal funds purchased                                             90          35         136          45
  Notes  payable and advances from Federal Home Loan Bank            660         441       1,306         826
------------------------------------------------------------------------------------------------------------
                 TOTAL INTEREST EXPENSE                            6,409       4,518      12,333       8,944
------------------------------------------------------------------------------------------------------------
                 NET INTEREST INCOME                               6,050       4,655      11,872       8,708
PROVISION FOR LOAN LOSSES                                            843         258       1,274         476
------------------------------------------------------------------------------------------------------------
                 NET INTEREST INCOME AFTER PROVISION
                   FOR LOAN LOSSES                                 5,207       4,397      10,598       8,232
------------------------------------------------------------------------------------------------------------
OTHER INCOME:
  Service charges on deposit accounts                                630         415       1,148         785
  Other service charges, commissions and fees                        508         255         711         810
  Mortgage banking activities                                        184         421         446         711
  Gain on sale of SBA loans                                          247          70         312         156
------------------------------------------------------------------------------------------------------------
                 TOTAL OTHER INCOME                                1,569       1,161       2,617       2,462
------------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
  Salaries and employee benefits                                   2,663       2,194       5,377       4,256
  Occupancy                                                          632         532       1,250         964
  Other operating                                                  1,853       1,343       3,467       2,654
------------------------------------------------------------------------------------------------------------
                 TOTAL OTHER EXPENSES                              5,148       4,069      10,094       7,874
------------------------------------------------------------------------------------------------------------
                 INCOME BEFORE INCOME TAXES                        1,628       1,489       3,121       2,820
INCOME TAX EXPENSE                                                   606         518       1,151       1,000
------------------------------------------------------------------------------------------------------------
                 NET EARNINGS                                 $    1,022  $      971  $    1,970  $    1,820
============================================================================================================
NET EARNINGS PER SHARE - BASIC                                $     0.15        0.16        0.29        0.30
NET EARNINGS PER SHARE - DILUTED                                    0.15        0.16        0.28        0.29
============================================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                    6,883,817   6,093,340   6,874,579   6,057,345
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                  7,016,636   6,227,636   7,012,214   6,183,608
============================================================================================================

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)

                                                                                              ACCUMULATED    LESS:
                                                  COMMON STOCK        ADDITIONAL                 OTHER     TREASURY       TOTAL
                                            -------------------------   PAID-IN   RETAINED   COMPREHENSIVE   STOCK     STOCKHOLDERS'
(Dollars in thousands)                        SHARES         AMOUNT     CAPITAL   EARNINGS   INCOME (LOSS)  AT COST       EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                    6,857,620      $3,429     25,110      7,194        (458)                     35,275

Proceeds from issuance of common stock           26,678          14        319                                                333

Acquisitions of Treasury Stock                                                                                 (5)             (5)

Exercise of stock options                         1,330                      7                                                  7

Dividends declared                                                                   (349)                                   (349)

Comprehensive Income:
    Net earnings                                                                    1,970
    Other Comprehensive Income
       Change in unrealized loss on
       securities available for sale net of
       $2 in income tax benefit                                                                    (5)
Total Comprehensive Income                                                                                                  1,965
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2000                        6,885,628      $3,443     25,436      8,815        (463)         (5)         37,226
===================================================================================================================================

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   "Unaudited"

                                                                                 (dollars in thousands)
                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                 -----------------------
                                                                                     2000         1999
=========================================================================================================
NET EARNINGS                                                                       $  1,970        1,820
ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES:
    Provision for loan losses                                                         1,274          476
    Depreciation and amortization                                                       593          478
    Operations of unconsolidated subsidiaries                                           167           --
    Mortgage loans originated for sale                                              (16,800)     (22,911)
    Proceeds from sale of mortgage loans                                             16,200       23,300
    Increase in accrued interest receivable                                            (739)        (175)
    Increase (decrease) in accrued interest payable and other liabilities                53         (153)
    Other, net                                                                         (804)         846
---------------------------------------------------------------------------------------------------------
                TOTAL ADJUSTMENTS                                                       (56)       1,861
---------------------------------------------------------------------------------------------------------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                             1,914        3,681
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in interest-bearing deposits in financial institutions                 1,020       19,080
  Increase in federal funds sold                                                     (3,700)      (6,250)
  Purchases of securities available for sale                                           (360)      (2,108)
  Proceeds from maturities and redemptions of securities available for sale              33        2,299
  Purchases of securities held to maturity                                                0         (600)
  Proceeds from maturities and redemptions of securities held to maturity               570        2,435
  Net increase in loans                                                             (36,116)     (48,781)
  (Purchase) and improvements to other real estate                                     (490)        (512)
  Purchases of premises and equipment                                                (3,996)      (1,757)
  Investment in unconsolidated subsidiaries                                            (416)      (2,373)
---------------------------------------------------------------------------------------------------------
                NET CASH USED BY INVESTING ACTIVITIES                               (43,455)     (38,567)
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                           40,382       20,676
  Increase (decrease) in federal funds purchased                                       (316)       3,400
  Increase (decrease) in advances from Federal Home Loan Bank                          (219)       9,474
  Proceeds from notes payable                                                         2,264          500
  Repayments of notes payable                                                        (2,656)        (376)
  Cash dividend on common stock                                                        (172)
  Proceeds from issuance of common stock                                                340        1,000
---------------------------------------------------------------------------------------------------------
                NET CASH PROVIDED BY FINANCING ACTIVITIES                            39,623       34,674
---------------------------------------------------------------------------------------------------------
                NET DECREASE IN CASH                                                 (1,918)        (212)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       18,255        9,085
---------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 16,337        8,873
=========================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
---------------------------------------------------------------------------------------------------------
    Interest  paid                                                                 $ 11,652        8,299
    Income taxes paid                                                                 1,588        1,166
=========================================================================================================

               CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000

                  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements as of June 30, 2000 and for the three month and six month periods ended June 30, 2000 and 1999 were prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month and six month periods ending June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the 1999 consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS

Net income increased 8% to $1,970,000 for the first six months of 2000 and 5% to $1,022,000 for the three months ended June 30, 2000 as compared to the same periods in 1999. The increase in net income was primarily due to growth in earning assets and overall growth of the banks as demonstrated by the respective 36% and 30% increase in net interest income for the first six months and three months ended June 30, 2000 compared to results one year earlier.

NET INTEREST INCOME

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company's earnings. The Company's total interest income, excluding tax equivalent adjustments, increased $6,553,000 or 37% during the six months ended June 30, 2000 and increased $3,286,000 or 36% for the three months ended June 30, 2000 compared to the same periods in 1999. The increase in total interest income was primarily attributable to an increase in average earning assets, particularly the 36% increase in average loans outstanding in the first half of 2000 as compared to 1999.

Interest expense increased $3,389,000 or 38% for the six months ended June 30, 2000 and $1,891,000 or 42% in the three months ended June 30, 2000 compared to 1999. The overall increase in total interest expense for the first six months of 2000 and three months ended June 30, 2000 as compared to 1999 was primarily attributable to an increase in average interest-bearing liabilities. The foregoing resulted in an increase in net interest income, before the provision for loan losses, of $3,164,000 or 36% for the six months ended June 30, 2000 and $1,395,000 or 30% for the three months ending June 30, 2000 compared to year earlier results.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses was $1,274,000 for the six months ended June 30, 2000 and $843,000 for the three months ended June 30, 2000 compared to $476,000 and $258,000, respectively in 1999. The company increased its provision for loan losses during the second quarter of 2000 to cover increased loan losses at a subsidiary bank. The provision for loan losses is based on past loan loss experience and other factors which, in management's judgement, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific problem loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed for monitoring its loan portfolio in an effort to identify potential problem loans. The provision for loan losses raised the allowance for loan losses to $5.7 million, an increase of 12% from $5.1 million at December 31, 1999. The allowance for loan losses as a percentage of total outstanding loans was approximately 1.19% at June 30, 2000 and 1.20% at December 31, 1999.

The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgement. Management believes the allowance for loan losses at June 30, 2000 to be adequate.

NONINTEREST INCOME

The components of the Company's noninterest income include service charges on deposit accounts, other fees and commissions, mortgage banking activities, gain on sale of SBA loans, gain on sale of fixed assets and gain on sale of other real estate. Total noninterest income for the six months ended June 30, 2000 increased by 6% to $2,617,000 and for the three months ended June 30, 2000 increased by 35% to $1,569,000 from the same periods in 1999. The overall increase was due primarily to increased revenue generated on deposit accounts and improvement in sales of SBA loans. Service charges on deposit accounts increased $363,000 or 46% during the six months ended June 30, 2000 and $215,000 or 52% during the three months ended June 30, 2000. Management has increased the overall fee structure on deposit accounts in an effort to generate more noninterest income. For the first six months of 2000, fee income from sales of government guaranteed loans has increased while mortgage banking activities have declined. Revenue from mortgage banking activities decreased $265,000 or 37% during the six months ended June 30, 2000 and $237,000 or 56% in the three months ended June 30, 2000 as a result of changes in market conditions related to increases in interest rates. Other service charges, fees and commissions totaled $711,000, or a decline of 12%, for the six months ended June 30, 2000 and $508,000, or an increase of 99%, for the three months ended June 30, 2000 compared to 1999.

NONINTEREST EXPENSE

Noninterest expense consists primarily of salaries and employee benefits, occupancy expenses, furniture and equipment expenses, data processing expenses and other operating expenses. Total noninterest expenses increased $2,220,000 or 28% during the six months ended June 30, 2000 and $1,079,000 or 27% during the three months ended June 30, 2000 compared to comparable periods in 1999. The increases in noninterest expense are primarily attributable to increases in salaries and employee benefits, and other costs necessary to support the Company's expanded operations. The Company has 9 new offices which have been open for less than one year as of June 30, 2000. In addition, the number of employees increased to 254 at June 30, 2000 from 210 at June 30, 1999. Furthermore, the Company has a 50% interest in Insurors Bank of Tennessee in Organization. In accordance with the equity method of accounting, 50% of the operating losses of this development stage enterprise are included in other operating expenses in the first half of 2000.

INCOME TAXES

The Company's income tax expense was $1,151,000 for the six months ended June 30, 2000, and $606,000 for the three months ended June 30, 2000. This reflects an increase of $151,000 for the six month period and $88,000 for the three month period from 1999.

FINANCIAL CONDITION

BALANCE SHEET SUMMARY

The Company's total assets increased 8% to $567 million at June 30, 2000 from $526 million at December 31, 1999. Loans, net of allowance for possible loan losses, totaled $470 million at June 30, 2000 or a 8% increase compared to $435 million at December 31, 1999. These increases were primarily due to the Company's ability to increase its market share of loans, and being in markets with strong loan demand. Federal funds sold increased $3,700,000 or 33% at June 30, 2000 from December 31, 1999 as a result of excess funds being invested in short term liquid assets. Premises and equipment increased $4 million during the first half of 2000 due to construction-in-progress of 9 new office facilities.

Total liabilities increased 8% to $530 million at June 30, 2000 compared to $490 million at December 31, 1999. This increase was composed primarily of a $40 million or 9% increase in total deposits.

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures". These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including credit card, residential mortgage, and consumer installment loans.

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

The Company considers all loans that are on nonaccrual status to be impaired subject to the provisions of SFAS 114 and 118. Loans are placed on nonaccrual when principal or interest is past due 90 days or more unless such loans are well-secured and in process of collection. Delays or shortfalls in loan payments are evaluated with various other factors to determine if a loan is impaired. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower's financial condition, collateral, liquidation value, and other factors that affect the borrower's ability to pay.

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

Other loans may be classified as impaired when the current net worth and financial capacity of the borrower or of the collateral pledged, if any, is viewed as inadequate. In those cases, such loans have a well-defined weakness or weaknesses that jeopardize the liquidations of the debt, and if such deficiencies are not corrected, there is a probability that the Company will sustain some loss. In such cases, interest income continues to accrue as long as the loan does not meet the Company's criteria for nonaccrual status.

The Company's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

Net Charge-offs were $825,000 and $280,000 for the six months ending June 30, 2000 and 1999 respectively. Total non-performing loans, which consists of loans past-due over 90 days or on nonaccural status, at June 30, 2000 were $4.8 million or 1% of total loans as compared to $3.4 million or .8% of total loans at December 31, 1999. Foreclosed properties was $2.9 million at June 30, 2000, an increase from the $2.4 million level at December 31, 1999.

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

Liquid assets including cash, due from banks and federal funds sold totaled $35.7 million. In addition, the Company has $16.3 million in securities classified as available for sale that could be sold for liquidity needs.

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

The Company's securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $6.8 million mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company's loan portfolio. At June 30, 2000, loans of approximately $300.8 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.

As for liabilities, time deposits of approximately $327.8 million will become due or be subject to rate adjustments within twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposits and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future.

CAPITAL POSITION AND DIVIDENDS

At June 30, 2000, total stockholders' equity was $37.2 million or 6.6% of total assets. The increase in stockholders' equity during the six months ending June 30, 2000 results from the Company's net income of $1,970,000 and issuance of 25,417 shares of common stock. Cash dividends of $159,000 were paid during the first six months.

The Company's principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary banks. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary banks have none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary banks and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. At June 30, 2000, the Company's total risk-based capital ratio was 9.5% and its Tier I risk-based capital ratio was approximately 8.2% compared to ratios of 9.5% and 8.2% respectively at December 31, 1999. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4.0%. At June 30, 2000, the Company had a leverage ratio of 6.7%, compared to 6.8% at December 31, 1999.

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

         There have been no material changes in reported markets risks during the three months ended June 30, 2000.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of the shareholders was held on April 28, 2000.

         (b) At the Company's annual meeting the entire board of directors was elected.

         (c) (1) Each director was elected by the following tabulation:

                                      Number
                                     of Shares                                                   Broker
                                      voting               For           Against     Abstain    Non-Votes
                                      ------               ---           -------     -------    ---------
               Tom Brooks            6,022,607          6,002,928        19,679         0           0
               Jerry Cole            6,022,607          6,002,928        19,679         0           0
               Jack Everett          6,022,607          6,002,928        19,679         0           0
               Ronnie Gibson         6,022,607          6,002,928        19,679         0           0
               Danny Herron          6,022,607          6,002,928        19,679         0           0
               Frank Inman, Jr.      6,022,607          6,002,928        19,679         0           0
               Tom E. Paschal        6,022,607          6,002,928        19,679         0           0
               Joel Porter           6,022,607          6,002,928        19,679         0           0
               Alex Richmond         6,022,607          6,002,928        19,679         0           0
               Wayne Rodgers         6,022,607          6,002,928        19,679         0           0
               John Shepherd         6,022,607          6,002,928        19,679         0           0
               Bill Smallwood        6,022,607          6,002,928        19,679         0           0
               John S. Wilder, Sr.   6,022,607          6,002,928        19,679         0           0


             (2) Approval of the Company's 1998 Stock Option Plan was as follows:

                                      Number
                                     of Shares                                                   Broker
                                      voting               For           Against     Abstain    Non-Votes
                                      ------               ---           -------     -------    ---------
                                     6,022,607          5,942,607          0         80,000         0

             (3) The ratification of the appointment of Heathcott & Mullaly PC as the Company's independent auditor was approved as follows:


                                      Number
                                     of Shares                                                   Broker
                                      voting               For           Against     Abstain    Non-Votes
                                      ------               ---           -------     -------    ---------

                                     6,022,607          6,022,607          0            0          0

ITEM 5.      OTHER INFORMATION

             None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibit 27.1 Financial Data Schedule for the interim year-to-date period ended June 30, 2000; Exhibit 27.2 Restated Financial Data Schedule for interim year-to-date period ended June 30, 1999 (for SEC use only) - These schedules contain summary financial information extracted from the consolidated financial statements of the Company at June 30, 2000 (unaudited) and June 30, 1999 (unaudited) and are qualified in their entirety by reference to such financial statements as set forth in the Company's quarterly report on Form 10-Q for the period ending June 30, 2000 and the Amendment No. 1 to the Company's registration statement on Form S-1, as filed with the SEC on September 8, 1999.

         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        CUMBERLAND BANCORP, INCORPORATED
                                  (Registrant)

DATE:   8/14/00             /s/ JOEL PORTER
      --------------     -----------------------------------------------------
                         Joel Porter, President (Principal Executive Officer)

DATE:   8/14/00            /s/ MARK C. MCDOWELL
      --------------     -----------------------------------------------------
                         Mark C. McDowell
                         Chief Administrative Officer (Principal Financial and
                         Accounting Officer)