Form 10-Q
period 2000-09-30
CUMBERLAND BANCORP INC
filed 2000-11-14
CIK 1092099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10 - Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2000

                         Commission File Number 0-27393
                         ------------------------------
                        CUMBERLAND BANCORP, INCORPORATED
             -----------------------------------------------------
             (Exact Name of Registrant As Specified in Its Charter)

           Tennessee                                    62-1297760
--------------------------------           ------------------------------------
(State or Other Jurisdiction of            (IRS Employer Identification Number)
Incorporation or Organization)

                 5120 Maryland Way, Brentwood, Tennessee 37027
         --------------------------------------------------------------
             (Address of Principle Executive Offices and Zip Code)

                                 (615) 377-9395
                             ---------------------
              (Registrant's Telephone Number, Including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                YES [ X ] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common stock outstanding:   6,893,628 shares at October 31, 2000

                        CUMBERLAND BANCORP, INCORPORATED
                               TABLE OF CONTENTS

PART I:                                         FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets - September 30, 2000 (unaudited)
          and December 31, 1999                                                                             3

          Consolidated Statements of Earnings - For the three months and nine months
          ended September 30, 2000 and 1999 (unaudited).                                                    4

          Consolidated Statements of Changes in Stockholders' Equity - For the nine
          months ended September 30, 2000 (unaudited)                                                       5

          Consolidated Statements of Cash Flows - For the nine months ended
          September 30, 2000 and 1999 (unaudited)                                                           6

          Notes to Financial Statements                                                                     7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                         8- 12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                       13

PART II.                                       OTHER INFORMATION

Item 1.   Legal Proceedings.                                                                               14

Item 2.   Changes in Securities and Use of Proceeds                                                        14

Item 3.   Defaults upon Senior Securities                                                                  14

Item 4.   Submission of Matters to a Vote of Security Holders.                                             14

Item 5.   Other Information                                                                                14

Item 6.   Exhibits and Reports on Form 8-K                                                                 14

Signatures

               CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                   (Unaudited)
                                                                   September 30,           December 31,
(Dollars in thousands except share amounts)                           2000                     1999
-------------------------------------------------------------------------------------------------------

Assets:
Cash and due from banks                                             $ 12,773                   18,255
Interest-bearing deposits in Financial Institutions                    7,651                    5,396
Federal funds sold                                                    20,400                   11,250
Securities available for sale, at fair value                          16,322                   16,213
Securities held to maturity, fair value $8,852 at September
     30, 2000 and $6,594 at December 31, 1999                          9,017                    6,677
Loans                                                                494,521                  440,316
Allowance for loan losses                                             (5,874)                  (5,146)
------------------------------------------------------------------------------------------------------
           LOANS, NET                                                488,647                  435,170
------------------------------------------------------------------------------------------------------
Premises and equipment                                                22,417                   14,578
Accrued interest receivable                                            4,961                    4,073
 Federal Home Loan Bank and Federal Reserve Bank                       3,811                    3,415
Investment in unconsolidated subs                                      2,378                    2,441
 Other real estate                                                     3,409                    2,400
Loan Servicing Rights                                                  1,035                    1,021
Other intangible assets                                                1,613                    1,523
Other assets                                                           2,987                    3,147
------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                              $597,421                  525,559
======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
     Noninterest-bearing                                            $ 43,565                   34,099
     Interest-bearing                                                461,111                  401,153
------------------------------------------------------------------------------------------------------
          TOTAL DEPOSITS                                             504,676                  435,252
------------------------------------------------------------------------------------------------------

Notes Payable                                                          8,842                    7,455
Federal funds purchased                                                1,284                    2,275
Advances from Federal Home Loan Bank                                  36,296                   39,554
Accrued interest payable                                               4,022                    3,072
Other liabilities                                                      3,763                    2,676
------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES                                          558,883                  490,284
------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common Stock, $0.50 par value, authorized 20,000,000
     shares issued - 6,889,620 in 2000 and 6,857,620 in 1999           3,446                    3,429
Additional paid-in capital                                            25,531                   25,110
Less: Treasury Stock                                                      --                       --
Retained earnings                                                      9,919                    7,194
Accumulated other comprehensive income (loss)                           (358)                    (458)
------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                   38,538                   35,275
------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $597,421                  525,559
------------------------------------------------------------------------------------------------------

               CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                                       -------------------------------------------------------
Dollars in thousands except per share data                                2000               1999          2000        1999
------------------------------------------------------------------------------------------------------------------------------
Interest Income:
              Loans, including fees                                   $   12,138              9,309       34,955       25,470
              Securities                                                     483                291          157        1,096
              Deposits in Fin. Inst.                                          65                 13          215          234
              Federal Funds Sold                                             304                208          743          570
              Federal Home Loan Bank and FRB stock div                        48                 93          173          196
-----------------------------------------------------------------------------------------------------------------------------

              Total Interest Income                                       13,038              9,914       37,243       27,566
-----------------------------------------------------------------------------------------------------------------------------

Interest Expense:
              Time Deposits of $100,000 or more                            1,604                864        4,217        2,484
              Other Time Deposits                                          4,825              3,407       13,103        9,860
              Federal Funds Purchased                                         78                 23          214           68
              Notes Payable and advances from Federal Home Loan Bank         747                532        2,053        1,358
-----------------------------------------------------------------------------------------------------------------------------
              Total Interest Expense                                       7,254              4,826       19,587       13,770
-----------------------------------------------------------------------------------------------------------------------------

              Net Interest Income                                          5,784              5,088       17,656       13,796
Provision for Loan losses                                                    547                430        1,821          906

-----------------------------------------------------------------------------------------------------------------------------
              Net Interest Income after provision for loan losses          5,237              4,658       15,835       12,890
-----------------------------------------------------------------------------------------------------------------------------
Other Income:
              Service Charges on deposit accounts                            773                426        1,921        1,211
              Other service charges, commissions and fees                  1,065                372        1,776        1,182
              Mortgage banking activities                                    257                449          703        1,160
              Gain on sale of SBA loans                                      299                131          611          287
-----------------------------------------------------------------------------------------------------------------------------
                          TOTAL OTHER INCOME                               2,394              1,378        5,011        3,840
-----------------------------------------------------------------------------------------------------------------------------
Other Expenses:
              Salaries and employee benefits                               2,963              2,378        8,340        6,634
              Occupancy                                                      707                596        1,957        1,560
              Other operating expenses                                     1,938              1,467        5,405        4,121
-----------------------------------------------------------------------------------------------------------------------------
                          TOTAL OTHER EXPENSES                             5,608              4,441       15,702       12,315
-----------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
                          INCOME BEFORE INCOME TAXES                       2,023              1,595        5,144        4,415
INCOME TAX EXPENSE                                                           750                601        1,901        1,601
-----------------------------------------------------------------------------------------------------------------------------
                          NET EARNINGS                                $    1,273                994        3,243        2,814
-----------------------------------------------------------------------------------------------------------------------------
Net earnings per share - basic                                        $     0.19         $     0.16   $     0.47   $     0.46
Net earnings per share - diluted                                      $     0.18         $     0.16   $     0.46   $     0.45

Weighted average shares Outstanding - basic                            6,891,838          6,120,936    6,880,332    6,078,542
Weighted average shares Outstanding - Diluted                          7,013,262          6,283,498    7,012,563    6,216,905

               CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
                      Nine months ended September 30, 2000
                                  (Unaudited)

                                                                                                      ACCUMULATED
                                                   COMMON STOCK               ADDITIONAL              OTHER           TOTAL
                                                   ----------------------     PAID-IN     RETAINED    COMPREHENSIVE   SHAREHOLDERS
Dollars in thousands                               SHARES         AMOUNT      CAPITAL     EARNINGS    INCOME (LOSS)   EQUITY
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                       6,857,620      $ 3,429        25,110       7,194              -458         35,275

Proceeds from issuance of common stock              36,008           17           421                                          438

Dividends declared                                                                           -518                             -518
Comprehensive Income:
  Net earnings                                                                              3,243
  Other Comprehensive Income
    Change in unrealized loss on
    securities available for sale net of
    $38 in income tax expense                                                                                   100
   Total Comprehensive Income                                                                                                 3343

Balance September 30, 2000                       6,893,628       $3,447        25,531       9,919              -358         38,538


                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   "Unaudited"

                                                                                 (dollars in thousands)
                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                  -----------------------
                                                                                     2000         1999
=========================================================================================================
NET EARNINGS                                                                         3,243          2,814
ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES:
    Provision for loan losses                                                        1,821            906
    Depreciation and amortization                                                      628            815
    Operations of unconsolidated subsidiaries                                          218              0
    Mortgage loans originated for sale                                             (26,800)       (38,066)
    Proceeds from sale of mortgage loans                                            24,000         37,800
    Increase in accrued interest receivable                                           (888)        (1,300)
    Increase (decrease) in accrued interest payable and other liabilities            1,087          2,273
    Other, net                                                                         777         (1,888)
---------------------------------------------------------------------------------------------------------
                TOTAL ADJUSTMENTS                                                      843            540
---------------------------------------------------------------------------------------------------------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                            4,086          3,354
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in interest-bearing deposits in financial institutions    (2,255)        14,816
  Increase in federal funds sold                                                    (9,150)         3,752
  Purchases of securities available for sale                                          (109)        (8,161)
  Proceeds from maturities and redemptions of securities available for sale             33          2,561
  Purchases of securities held to maturity                                          (2,340)          (939)
  Proceeds from maturities and redemptions of securities held to maturity              570          3,107
  Net increase in loans                                                            (54,205)      (115,389)
  Purchase and improvements to other real estate                                    (1,009)          (407)
  Purchases of premises and equipment                                                   63         (2,373)
  Investment in unconsolidated subsidiaries                                         (7,839)        (5,053)
---------------------------------------------------------------------------------------------------------
                NET CASH USED BY INVESTING ACTIVITIES                              (76,241)      (108,086)
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                          69,424         88,226
  Increase (decrease) in federal funds purchased                                      (991)         2,700
  Increase (decrease) in advances from Federal Home Loan Bank                       (3,258)        10,120
  Proceeds from notes payable                                                       (4,264)           600
  Repayments of notes payable                                                       (2,862)          (378)
  Cash dividend on common stock                                                       (344)             0
  Proceeds from issuance of common stock                                               440          5,528
---------------------------------------------------------------------------------------------------------
                NET CASH PROVIDED BY FINANCING ACTIVITIES                           66,673        106,796
---------------------------------------------------------------------------------------------------------
                NET DECREASE IN CASH                                                (5,482)         2,064
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      18,255          9,085
---------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          12,773         11,149
=========================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
---------------------------------------------------------------------------------------------------------
    Interest  paid                                                                   6,429         17,320
    Income taxes paid                                                                2,263          1,208
=========================================================================================================

               CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

                  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


The unaudited consolidated financial statements as of September 30, 2000 and for the three month and nine month periods ended September 30, 2000 and 1999 were prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month and nine month periods ending September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the 1999 consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K.

                        CUMBERLAND BANCORP, INCORPORATED

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiaries. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for a more complete discussion of factors that impact liquidity, capital and the results of operations.

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

In connections with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to, sudden adverse interest rate changes, inadequate allowance for loan losses and loss of key personnel. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company's future operating results depend on a number of factors which were derived utilizing numerous assumptions and other important factors that could cause actual results to differ materially from those projected in forward-looking statements.

Results of Operations

Net income increased 15% to $3,243,000 for the first nine months of 2000 and 28% to $1,273,000 for the three months ended September 30, 2000 as compared to the same periods in 1999. The increase in net income was primarily due to growth in earning assets and overall growth of the banks as demonstrated by the respective 28% and 14% increase in net interest income for the nine months and three months ended September 30, 2000 compared to results for the same periods one year earlier. Increased activity from non-interest income sources also contributed to the gain. Non-interest income increased 30% and 74% for the nine months and three months ended September 30, 2000 compared to 1999.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company's earnings. The Company's total interest income, excluding tax equivalent adjustments, increased $9,677,000 or 35% during the nine months ended September 30, 2000 and increased $3,124,000 or 31% for the three months ended September 30, 2000 compared to the same periods in 1999. The increase in total interest income was primarily attributable to an increase in average earning assets, particularly the 12% increase in average loans outstanding in the first nine months of 2000 as compared to 1999.

Interest expense increased $5,817,000 or 42% for the nine months ended September 30, 2000 and $2,428,000 or 50% for the three months ended September 30, 2000 compared to 1999. The overall increase in total interest expense for the first nine months of 2000 and three months ended September 30, 2000 as compared to 1999 was primarily attributable to an increase in average interest-bearing liabilities. The foregoing resulted in an increase in net interest income, before the provision for loan losses, of $3,860,000 or 28% for the nine months ended September 30, 2000 and $696,000 or 14% for the three months ending September 30, 2000 compared to results for the same periods in 1999.

Provision for possible loan losses

The provision for possible loan losses was $1,821,000 for the nine months ended September 30, 2000 and $547,000 for the three months ended September 30, 2000 compared to $906,000 and $430,000 respectively in 1999. The Company has increased its provision for loan losses during 2000 to cover increased loan losses at its subsidiary banks. The provision for loan losses is based on past loan loss experience and other factors which, in management's judgement, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific problem loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed for monitoring its loan portfolio in an effort to identify potential problem loans. The provision for loan losses raised the allowance for loan losses to $5.9 million, an increase of 14% from $5.1 million at December 31, 1999. The allowance for loan losses as a percentage of total outstanding loans was approximately 1.19% at September 30, 2000 and 1.17% at December 31, 1999.

The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgement. Management believes the allowance for loan losses at September 30, 2000 to be adequate.

Noninterest Income

The components of the Company's noninterest income include service charges on deposit accounts, other fees and commissions, mortgage banking activities, gain on sale of SBA loans, gain on sale of fixed assets and gain on sale of other real estate. Total noninterest income for the nine months ended September 30, 2000 increased by 30% to $5,011,000 and for the three months ended September 30, 2000 increased by 74% to $2,394,000 for the same periods in 1999. The overall increase was due primarily to revenue generated on deposit accounts as well as commissions on insurance and sales of securities. Service charges on deposit accounts increased $710,000 or 59% during the nine months ended September 30, 2000 and

$347,000 or 81% during the three months ended September 30, 2000. Management has increased the overall fee structure on deposit accounts in an effort to generate more noninterest income. For the first nine months of 2000, fee income from sales of insurance and security products have increased while mortgage banking activities have declined. Revenue from mortgage banking activities decreased $457,000 or 39% during the nine months ended September 30, 2000 and $192,000 or 43% in the three months ended September 30, 2000 as a result of changes in market conditions related to increases in interest rates. Other service charges, fees and commissions totaled $1,776,000, or an increase of 50%, for the nine months ended September 30, 2000 and $1,065,000, or an increase of 186%, for the three months ended September 30, 2000 compared to 1999.

Noninterest Expense

Noninterest expense consists primarily of salaries and employee benefits, occupancy expenses, furniture and equipment expenses, data processing expenses and other operating expenses. Total noninterest expenses increased $3,387,000 or 28% during the nine months ended September 30, 2000 and $1,167,000 or 26% during the three months ended September 30, 2000 compared to comparable periods in 1999. The increases in noninterest expense are primarily attributable to increases in salaries and employee benefits, and other costs necessary to support the Company's expanded operations. The Company has 11 new offices which have been open for less than one year as of September 30, 2000. In addition, the number of employees increased to 257 at September 30, 2000 from 232 at September 30, 1999. Furthermore, the Company has a 50% interest in Insurors Bank of Tennessee in Organization. In accordance with the equity method of accounting, 50% of the operating losses of this development stage enterprise are included in other operating expenses in the three month and nine month periods ending September 30, 2000.

Income Taxes

The Company's income tax expense was $1,901,000 for the nine months ended September 30, 2000, and $750,000 for the three months ended September 30, 2000. This reflects an increase of $300,000 for the nine month period and $149,000 for the three month period from 1999.

Financial Condition

Balance Sheet Summary

The Company's total assets increased 14% to $597 million at September 30, 2000 from $526 million at December 31, 1999. Loans, net of allowance for possible loan losses, totaled $489 million at September 30, 2000 or an 12% increase compared to $435 million at December 31, 1999. These increases were primarily due to the Company's ability to increase its market share of loans, and being in markets with strong loan demand. Federal funds sold increased $9,150,000 or 81% at September 30, 2000 from December 31, 1999 as a result of excess funds being invested in short term liquid assets. Premises and equipment increased $7.8 million during the first nine months of 2000 due to construction-in-progress of 11 new office facilities.

Total liabilities increased 14% to $559 million at September 30, 2000 compared to $490 million at December 31, 1999. This increase was composed primarily of a $69 million or 16% increase in total deposits.

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

Net Charge-offs were $1,157,000 and $384,000 for the nine months ending September 30, 2000 and 1999 respectively. Total non-performing loans, which consists of loans past-due over 90 days or on nonaccrual status, at September 30, 2000 were $6.2 million or 1.3% of total loans as compared to $3.4 million or .8% of total loans at December 31, 1999. Foreclosed properties were $3.4 million at September 30, 2000, an increase from the $2.4 million level at December 31, 1999.

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

Liquid assets including cash, due from banks and federal funds sold totaled $40.8 million. In addition, the Company has $16.3 million in securities classified as available for sale that could be sold for liquidity needs.

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

The Company's securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $7.6 million mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company's loan portfolio. At September 30, 2000, loans of approximately $313 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.

As for liabilities, time deposits of approximately $391 million will become due or be subject to rate adjustments within twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposits and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future.

Capital Position and Dividends

At September 30, 2000, total stockholders' equity was $38.5 million or 6.5% of total assets. The increase in stockholders' equity during the nine months ending September 30, 2000 results from the Company's net income of $3,243,000 and issuance of 36,008 shares of common stock. Cash dividends of $344,000 were paid during the first nine months.

The Company's principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary banks. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary banks have none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary banks and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. At September 30, 2000, the Company total risk-based capital ratio was 9.5% and its Tier I risk-based capital ratio was approximately 8.2% compared to ratios of 9.5% and 8.2% respectively at December 31, 1999. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4.0%. At September 30, 2000, the Company had a leverage ratio of 6.25%, compared to 6.8% at December 31, 1999.

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

         Interest rate risk (sensitivity) management focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long term earnings through funds management/ interest rate risk management. The Company's rate sensitivity position has an important impact on earnings. Senior management of the subsidiary banks meet monthly to analyze the rate sensitivity position. These meetings focus on the spread between the cost of funds and interest yields generated primarily through loans and investments.

         There have been no material changes in reported markets risks during the three months ended September 30, 2000.

Part II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.   OTHER INFORMATION

         None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 27.1 Financial Data Schedule for the interim year-to-date period ending September 30, 2000; Exhibit 27.2 Restated Financial Data Schedule for interim year-to-date period ended September 30, 1999 (for SEC use only) - These schedules contain summary financial information extracted from the consolidated financials statements of the Company at September 30, 2000 (unaudited) and September 30, 1999 (unaudited) and are qualified in their entirety by reference to such financial statements as set forth in the Company's quarterly report on Form 10-Q for the period ending September 30, 2000 and Amendment No. 1 to the Company's registration statement on Form S-1, as filed with the SEC on September 8, 1999.

         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        CUMBERLAND BANCORP, INCORPORATED
                                  (Registrant)

DATE:   11/14/00            /s/ JOEL PORTER
      --------------     -----------------------------------------------------
                         Joel Porter, President (Principal Executive Officer)

DATE:   11/14/00           /s/ MARK C. MCDOWELL
      --------------     -----------------------------------------------------
                         Mark C. McDowell
                         Chief Administrative Officer (Principal Financial and
                         Accounting Officer)