Form 10-Q/A
period 2000-09-30
CUMBERLAND BANCORP INC
filed 2000-12-04
CIK 1092099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10 - Q/A

                               (Amendment No. 1)

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

          Consolidated Statements of Changes in Shareholders' Equity - For the nine
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

Signatures

               CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                   (Unaudited)
                                                                   September 30,           December 31,
(Dollars in thousands except share amounts)                           2000                     1999
-------------------------------------------------------------------------------------------------------

Assets:
Cash and due from banks                                             $ 12,773                   18,255
Interest-bearing deposits in Financial Institutions                    7,651                    5,396
Federal funds sold                                                    20,400                   11,250
Securities available for sale, at fair value                          16,322                   16,213
Securities held to maturity, fair value $8,852 at September
     30, 2000 and $6,594 at December 31, 1999                          9,017                    6,677
Loans                                                                494,521                  440,316
Allowance for loan losses                                             (5,874)                  (5,146)
------------------------------------------------------------------------------------------------------
           LOANS, NET                                                488,647                  435,170
------------------------------------------------------------------------------------------------------
Premises and equipment                                                22,417                   14,578
Accrued interest receivable                                            4,961                    4,073
 Federal Home Loan Bank and Federal Reserve Bank                       3,811                    3,415
Investment in unconsolidated subs                                      2,378                    2,441
 Other real estate                                                     3,409                    2,400
Loan Servicing Rights                                                  1,035                    1,021
Other intangible assets                                                1,613                    1,523
Other assets                                                           2,987                    3,147
------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                              $597,421                  525,559
======================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
     Noninterest-bearing                                            $ 43,565                   34,099
     Interest-bearing                                                461,111                  401,153
------------------------------------------------------------------------------------------------------
          TOTAL DEPOSITS                                             504,676                  435,252
------------------------------------------------------------------------------------------------------

Notes Payable                                                          8,842                    7,455
Federal funds purchased                                                1,284                    2,275
Advances from Federal Home Loan Bank                                  36,296                   39,554
Accrued interest payable                                               4,022                    3,072
Other liabilities                                                      3,763                    2,676
------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES                                          558,883                  490,284
------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
Common Stock, $0.50 par value, authorized 20,000,000
     shares issued - 6,893,628 in 2000 and 6,857,620 in 1999           3,447                    3,429
Additional paid-in capital                                            25,530                   25,110
Retained earnings                                                      9,919                    7,194
Accumulated other comprehensive income (loss)                           (358)                    (458)
------------------------------------------------------------------------------------------------------
         TOTAL SHAREHOLDERS' EQUITY                                   38,538                   35,275
------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $597,421                  525,559
------------------------------------------------------------------------------------------------------

               CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                                       -------------------------------------------------------
Dollars in thousands except per share data                                2000               1999          2000        1999
------------------------------------------------------------------------------------------------------------------------------
Interest Income:
              Loans, including fees                                   $   12,138              9,309       34,955       25,470
              Securities                                                     483                291          157        1,096
              Deposits in Fin. Inst.                                          65                 13          215          234
              Federal Funds Sold                                             304                208          743          570
              Federal Home Loan Bank and FRB stock div                        48                 93          173          196
-----------------------------------------------------------------------------------------------------------------------------

              Total Interest Income                                       13,038              9,914       37,243       27,566
-----------------------------------------------------------------------------------------------------------------------------

Interest Expense:
              Time Deposits of $100,000 or more                            1,604                864        4,217        2,484
              Other Time Deposits                                          4,825              3,407       13,103        9,860
              Federal Funds Purchased                                         78                 23          214           68
              Notes Payable and advances from Federal Home Loan Bank         747                532        2,053        1,358
-----------------------------------------------------------------------------------------------------------------------------
              Total Interest Expense                                       7,254              4,826       19,587       13,770
-----------------------------------------------------------------------------------------------------------------------------

              Net Interest Income                                          5,784              5,088       17,656       13,796
Provision for Loan losses                                                    547                430        1,821          906

-----------------------------------------------------------------------------------------------------------------------------
              Net Interest Income after provision for loan losses          5,237              4,658       15,835       12,890
-----------------------------------------------------------------------------------------------------------------------------
Other Income:
              Service Charges on deposit accounts                            773                426        1,921        1,211
              Other service charges, commissions and fees                  1,065                372        1,776        1,182
              Mortgage banking activities                                    257                449          703        1,160
              Gain on sale of SBA loans                                      299                131          611          287
-----------------------------------------------------------------------------------------------------------------------------
                          TOTAL OTHER INCOME                               2,394              1,378        5,011        3,840
-----------------------------------------------------------------------------------------------------------------------------
Other Expenses:
              Salaries and employee benefits                               2,963              2,378        8,340        6,634
              Occupancy                                                      707                596        1,957        1,560
              Other operating expenses                                     1,938              1,467        5,405        4,121
-----------------------------------------------------------------------------------------------------------------------------
                          TOTAL OTHER EXPENSES                             5,608              4,441       15,702       12,315
-----------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
                          INCOME BEFORE INCOME TAXES                       2,023              1,595        5,144        4,415
INCOME TAX EXPENSE                                                           750                601        1,901        1,601
-----------------------------------------------------------------------------------------------------------------------------
                          NET EARNINGS                                $    1,273                994        3,243        2,814
-----------------------------------------------------------------------------------------------------------------------------
Net earnings per share - basic                                        $     0.18         $     0.16   $     0.47   $     0.46
Net earnings per share - diluted                                      $     0.18         $     0.16   $     0.46   $     0.45

Weighted average shares Outstanding - basic                            6,891,838          6,120,936    6,880,332    6,078,542
Weighted average shares Outstanding - Diluted                          7,013,262          6,283,498    7,012,563    6,216,905

               CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      Nine months ended September 30, 2000
                                  (Unaudited)

                                                                                                      ACCUMULATED
                                                   COMMON STOCK               ADDITIONAL              OTHER           TOTAL
                                                   ----------------------     PAID-IN     RETAINED    COMPREHENSIVE   SHAREHOLDERS'
Dollars in thousands                               SHARES         AMOUNT      CAPITAL     EARNINGS    INCOME (LOSS)   EQUITY
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                       6,857,620      $ 3,429        25,110       7,194              -458         35,275

Proceeds from issuance of common stock              36,008           18           420                                          438

Dividends declared                                                                           -518                             -518
Comprehensive Income:
  Net earnings                                                                              3,243
  Other Comprehensive Income
    Change in unrealized loss on
    securities available for sale net of
    $61 in income tax expense                                                                                   100
   Total Comprehensive Income                                                                                                3,343
-----------------------------------------------------------------------------------------------------------------------------------
Balance September 30, 2000                       6,893,628       $3,447        25,530       9,919              -358         38,538
===================================================================================================================================


                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   "Unaudited"

                                                                                 (dollars in thousands)
                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                  -----------------------
                                                                                     2000         1999
=========================================================================================================
NET EARNINGS                                                                      $  3,243       $  2,814
ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES:
    Provision for loan losses                                                        1,821            906
    Depreciation and amortization                                                    1,149            819
    Operations of unconsolidated affiliates                                           (281)             0
    Mortgage loans originated for sale                                             (26,800)       (38,066)
    Proceeds from sale of mortgage loans                                            24,000         37,800
    Increase in accrued interest receivable                                           (888)          (890)
    Increase in accrued interest payable and other liabilities                       2,037          1,868
    Other, net                                                                      (1,223)        (1,200)
---------------------------------------------------------------------------------------------------------
                TOTAL ADJUSTMENTS                                                     (185)         1,237
---------------------------------------------------------------------------------------------------------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                            3,058          4,051
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in interest-bearing deposits in financial institutions    (2,255)        14,816
  (Increase) decrease in federal funds sold                                         (9,150)         2,600
  Purchases of securities available for sale                                          (109)        (2,692)
  Proceeds from maturities and redemptions of securities available for sale             33          2,561
  Purchases of securities held to maturity                                          (2,340)          (461)
  Proceeds from maturities and redemptions of securities held to maturity              570          3,107
  Net increase in loans                                                            (53,477)       (90,381)
  Purchase and improvements to other real estate                                    (1,009)          (407)
  Purchases of premises and equipment                                               (7,839)        (3,914)
  Investment in affiliates and subsidiaries                                            365         (2,373)
---------------------------------------------------------------------------------------------------------
                NET CASH USED BY INVESTING ACTIVITIES                              (75,211)       (77,144)
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                          69,424         55,787
  Increase (decrease) in federal funds purchased                                      (991)         3,500
  Increase (decrease) in advances from Federal Home Loan Bank                       (3,258)        10,120
  Proceeds from notes payable                                                        4,264            600
  Repayments of notes payable                                                       (2,862)          (378)
  Cash dividend on common stock                                                       (344)             0
  Proceeds from issuance of common stock                                               438          5,528
---------------------------------------------------------------------------------------------------------
                NET CASH PROVIDED BY FINANCING ACTIVITIES                           66,671         75,157
---------------------------------------------------------------------------------------------------------
                NET INCREASE (DECREASE) IN CASH                                     (5,482)         2,064
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      18,255          9,085
---------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 12,773         11,149
=========================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
---------------------------------------------------------------------------------------------------------
    Interest  paid                                                                $ 18,637         13,694
    Income taxes paid                                                                2,263          1,208
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

Capital Position and Dividends

At September 30, 2000, total stockholders' equity was $38.5 million or 6.5% of total assets. The increase in stockholders' equity during the nine months ending September 30, 2000 results from the Company's net income of $3,243,000 and issuance of 36,008 shares of common stock. Cash dividends declared and paid for the first nine months of 2000 totaled $518,000.

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

         There have been no material changes in reported market risks during the three months ended September 30, 2000.

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



DATE:   12/4/00            /s/ MARK C. MCDOWELL
      --------------     -----------------------------------------------------
                         Mark C. McDowell
                         Chief Administrative Officer (Principal Financial and
                         Accounting Officer)