Form 10-K
period 2000-12-31
CUMBERLAND BANCORP INC
filed 2001-04-02
CIK 1092099

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2000

                         Commission File Number 0-27393

                        CUMBERLAND BANCORP, INCORPORATED
             (Exact name of registrant as specified in its charter)

                     Tennessee                                  62 - 1297760
         (State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                      Identification No.)

4205 Hillsboro Road, Suite 101, Nashville, Tennessee               37215
    (Address of principal executive offices)                     (Zip Code)


                                 (615) 377-9395
                           (Issuer's telephone number)

              Securities registered under Section 12(b) of the Act:
                                      None

              Securities registered under Section 12(g) of the Act:
                          Common Stock, $.50 par value
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

         The aggregate market value of the issuer's voting stock held by non-affiliates, computed by reference to the price at which the stock was sold as of February 28, 2001, is $35,193,033 for 3,910,337 shares, at an estimated $9.00 per share.

         As of February 28, 2001, 6,946,878 shares of the issuer's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive proxy statement for its Annual Meeting of Shareholders are incorporated by reference into Part III of this annual report on Form 10-K.

                              CROSS REFERENCE INDEX
                                       TO
                                    FORM 10-K


                                                                       PAGE
                            PART I

ITEM 1.  DESCRIPTION OF BUSINESS                                         2
ITEM 2.  DESCRIPTION OF PROPERTY                                        13
ITEM 3.  LEGAL PROCEEDINGS                                              13
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS                                               13

                            PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS                                            14
ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA                           15
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS                                                  16
ITEM 7A. QUANTITATIVE AND QUALITATIVE
         DISCLOSURE ABOUT MARKET RISK                                   29
ITEM 8.  FINANCIAL STATEMENTS                                           30
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE                                           60

                           PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS                               60
ITEM 11. EXECUTIVE COMPENSATION                                         60
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT                                          60
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
         TRANSACTIONS                                                   60
ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K                               60

                                 ---------------

                         Cautionary Statement Concerning
                           Forward-Looking Information

         This Annual Report on Form 10-K of Cumberland Bancorp, Incorporated, a Tennessee corporation (the "Company") contains or incorporates by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the "safe harbors" created thereby. Those statements include, but may not be limited to, the discussions of the Company's expectations concerning its future profitability, operating performance, growth strategy and its assumptions regarding other matters. Also, when any of the words "believes", "expects", "anticipates", "intends", "estimates", "plans", or similar terms or expressions, are used in this Annual Report on Form 10-K, forward-looking statements are being made.

         You should be aware that, while the Company believes the expectations reflected in those forward-looking statements are reasonable, they are inherently subject to risks and uncertainties which could cause the Company's future results and stockholder values to differ materially from the Company's expectations. These factors are disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth herein. Because of these factors, there can be no assurance that the forward-looking statements included or incorporated by reference herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included or incorporated by reference herein, you should not regard the inclusion of such information as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. In addition, the Company does not intend to, and is not obligated to, update these forward-looking statements after the date of this Annual Report on Form 10-K, even if new information, future events or other circumstances have made them incorrect or misleading as of any future date.

                                     PART I

ITEM 1.  Description of Business

General

         We are the largest Tennessee bank holding company headquartered in Nashville, Tennessee. We conduct our banking business through five (5) bank subsidiaries:

         - Bank of Mason, a Tennessee state chartered bank with one (1) office in Tipton County, Tennessee,

         - Bank of Dyer, a Tennessee state chartered bank with four (4) offices in Gibson and Madison County, Tennessee,

         -        Cumberland Bank, a Tennessee state chartered bank with nine
                  (9) offices in Macon, Smith, Sumner, Robertson and Warren Counties, Tennessee,

         - BankTennessee, a Tennessee state chartered bank with six (6) offices in Shelby and Lauderdale Counties, Tennessee and

         - The Community Bank, a Tennessee state chartered bank, with three (3) offices in Davidson and Williamson Counties, Tennessee.

         Our Tennessee banks are collectively referred to as our bank subsidiaries or our banks. We also own a fifty percent (50%) interest in The Murray Bank, a federal savings bank, which opened for business June 15,

1999 and has grown to total assets of more than $41.9 million at December 31, 2000. We also own a fifty percent (50%) interest in the Insurors Bank of Tennessee, a state chartered, Federal Reserve Bank member bank which opened for business November 20, 2000. The Insurors Bank had total assets of $7 million at December 31, 2000.

         Our operations principally involve commercial and residential real estate lending, commercial business lending, consumer lending, construction lending and other financial services, including credit card services and brokerage services. We had total assets of more than $643 million as of December 31, 2000.

         The following table represents our bank's growth in branch offices and total assets from the years ended December 31, 1994 and December 31, 1997 to December 31, 2000. Data for BankTennessee and The Community Bank for 1994 and 1997 are for their respective predecessor entities.

                                            12/31/94     12/31/97     12/31/00
                                            --------     --------     --------
                                                     ($ in thousands)
BankTennessee
         Branch Offices ...............            2            3            6
         Total Assets .................     $ 72,200     $ 97,400     $209,926

Cumberland Bank
         Branch Offices ...............            2            4            9
         Total Assets .................     $ 63,500     $102,700     $246,849

The Community Bank
         Branch Offices ...............            1            1            3
         Total Assets .................     $ 11,500     $ 35,300     $123,908

Bank of Dyer
         Branch Offices ...............            1            2            4
         Total Assets .................     $ 18,000     $ 28,086     $ 48,172


Bank of Mason
         Branch Offices ...............           --           --            1
         Total Assets .................           --           --     $  8,724

Total
         Bank Branch Offices ..........            6           10           23
         Bank Subsidiaries Total Assets     $165,200     $263,486     $637,579

         We have eight (8) bank branch offices that are less than three years old as of December 31, 2000. We also have broadened our mix of products and expanded our customer base through a combination of internal growth and acquisitions. Our growth has been directed by a senior management team composed of individuals with an average of more than twenty-one (21) years of banking experience in Tennessee.

         Cumberland Bank. Cumberland Bank has been in business in Smith County for more than twenty-five (25) years. It was originally organized as a state savings and loan association in 1975 in Carthage and converted to a Tennessee state bank in 1991. Its first office was in Carthage with later expansion to Gallatin. We believe that Cumberland Bank also has a well established base in Sumner County with offices in Gallatin,

White House, and Portland, Tennessee. Another office operates in Gordonsville in Smith County. Cumberland Bank opened a new office in Lafayette, Macon County, Tennessee during the fourth quarter of 1999. It acquired two branch offices in the third quarter of 1999, both of which are located in Warren County, Tennessee. Cumberland Bank provides lending and other financial services through its subsidiary, Cumberland Finance Company, which has offices in Gallatin and Murfreesboro, Tennessee. Cumberland Bank offers investment services and other financial services through its subsidiary CBC Financial Services, Inc., which has offices in Carthage and Gallatin, Tennessee. Cumberland Bank also manages and owns a fifty percent (50%) interest in a full service, independent insurance agency, InsureTennessee, Inc. InsureTennessee represents more than twenty (20) different companies offering automobile, home, life, health, disability and other types of insurance. InsureTennessee shares an office location in Carthage with CBC Financial Services and an office in Collierville, Tennessee in BankTennessee's building on New Byhalia Road. InsureTennessee opened a new office in Cross Plains, Tennessee during the third quarter 2000. A new branch building also was constructed in the fourth quarter of 2000 in Lafayette, Tennessee.

         We have entered into a joint venture with InsCorp, Inc., a Tennessee bank holding company, under which we acquired a fifty percent (50%) interest in Insurors Bank of Tennessee, a de novo state chartered bank located in Nashville, Davidson County, Tennessee. InsCorp owns the remaining interest in the bank, which opened for business on November 20, 2000.

         BankTennessee. BankTennessee was originally organized as a federal savings association, First Federal Savings and Loan Association in 1934 and later changed its name to First Federal Bank of Memphis. It converted to a Tennessee state bank in 1997. BankTennessee's senior management team has over seventy-five (75) years of banking experience, with three former bank presidents on staff. BankTennessee is Tennessee's largest Small Business Administration lender according to "SBA Lenders". Also, residential construction loans account for a substantial percentage of BankTennessee's loan portfolio compared to other Tennessee banks. BankTennessee's recent growth includes completion of a new $3.0 million main office in Collierville and a recently completed branch office in Ripley, Tennessee.

         The Community Bank. The Community Bank was originally organized as a federal savings association, First Southern Federal Savings Bank, and later First Federal Bank of Nashville, in 1976. It converted to a Tennessee state bank in 1997. It has three (3) offices, one in Nashville, Tennessee, opened in 1976, one in Brentwood, Williamson County, opened in 1996, and a new facility in Franklin, Williamson County, constructed in 2000.

         Except for Macon, Gibson, Smith, Lauderdale, Warren, Robertson, Tipton and northern Sumner Counties which are predominantly rural, our banks are located in growing metropolitan areas including Collierville and eastern Shelby County in Metropolitan Memphis, and Green Hills, Brentwood, Franklin and Gallatin in Metropolitan Nashville. Management believes that the markets in which our banks operate offer an environment for continued growth with respect to our target market, which includes local consumers, professionals and small businesses. Our banks do not have a concentration of deposits obtained from a single person or entity, or a small group of persons or entities, the loss of which would have a material adverse effect on our business or the business of our banks. Construction and development loans of approximately $73.7 million made up 14.5% of our loan portfolio as of December 31, 2000.

         Our banks provide a range of customary services which include checking, NOW accounts, money market and savings accounts, certificates of deposit, individual retirement accounts, money transfers, and safe deposit facilities. Lending services include construction lending, commercial, consumer, commercial and residential real estate, home equity and home improvements. In addition, the banks offer various uninsured, non-deposit products including annuities and mutual funds, brokerage services, and secondary market mortgage processing services. The banks are not authorized to provide trust services.

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

Market Areas

         We operate principally in twelve (12) market areas in Tennessee: Macon County, Shelby County, Madison County, Robertson County, Gibson County, Tipton County, Smith County, Sumner County, Warren County and Southern
Davidson/Williamson County. We also have a bank branch in Lauderdale County and a finance company office in Rutherford County.

Employees

         We had approximately 321 full-time equivalent employees as of December 31, 2000. None of our employee's or our banks' employees are represented by a collective bargaining group. We consider relations with our employees to be excellent. We and our banks provide several employee benefit programs, including a 401(k) plan, group life and health insurance, an annual merit program, paid vacations, and sick leave.

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

         Except in our Smith County market, our banks have relatively small market shares in their respective markets. Competitors of each of our banks generally possess substantially greater financial resources that those available to our banks. In addition, these institutions generally have higher lending limits than our banks and may provide various services for their customers which our banks do not offer.

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

         Individual loan officers have discretionary authority to approve certain loans at each of our banks without prior approval. The discretionary limit at BankTennessee varies by loan officer based upon seniority. For example, the bank's president has discretionary approval authority up to $750,000 for certain secured loans, while executive vice presidents have discretionary approval authority up to $250,000 for certain secured loans. At Cumberland Bank, certain individual loan officers have discretionary approval authority up to $100,000 on certain secured loans while the bank's president has discretionary approval authority up to $500,000 on secured loans. At The Community Bank, certain individual loan officers have discretionary approval authority of up to $250,000 on certain secured loans. At Bank of Dyer, certain loan offices have discretionary approval authority up to $100,000 on certain secured loans. At Bank of Mason, the president has discretionary approval authority up to $25,000 on certain secured loans.

         Each of our banks utilize a loan committee to review loan requests exceeding the discretionary limit of the loan officer or branch manager, or for which the loan officer or branch manager chooses not to exercise his or her discretionary authority. Each of the banks, except Bank of Mason, has its own officer loan committee, reflecting our emphasis on local control and decision making.

         Loans are reviewed periodically by our banks' senior lending officers. We utilize this process to grade each of our banks' loans and determine the adequacy of our banks' loan loss reserve. Past due loans are reviewed by an internal loan officer committee, and a summary report of such loans is reviewed monthly by the board of directors of the Company. A report of loan review findings is presented quarterly to the bank's board of directors.

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

         Each of the banks manages its own investment portfolios. They utilize investment advice provided primarily by reputable, independent brokerage firms.

Non-Depository Business

         Cumberland Finance Company. Cumberland Finance, a wholly-owned subsidiary of Cumberland Bank, was formed in 1994 for the purpose of offering high risk, higher yield credit to people located in Smith County, Tennessee. In 1995, Cumberland Finance expanded its operations to Murfreesboro in Rutherford County, Tennessee. Cumberland Finance was profitable in its first year of operations but has struggled financially since then due to problems associated with growth and underwriting functions. Cumberland Finance was profitable in 2000.

         CBC Financial Services, Inc. CBC Financial Services, a wholly-owned subsidiary of Cumberland Bank, opened its first office in Carthage, Tennessee in 1993 and thereafter expanded its operations to Gallatin, Tennessee in 1997. It provides both full-service brokerage services and financial estate planning services to customers within Smith and Sumner Counties, Tennessee. CBC Financial Services has experienced operating losses in recent years as a result of costs attributable to its growth, but we expect that its will be profitable in the year 2001, based upon current trends of increased gross revenue and decreased monthly losses. Under its current management, CBC Financial Services has grown to a business with over $50 million in assets under administration as of December 31, 2000.

         InsureTennessee, Inc. InsureTennessee is a fully-licensed insurance agency, owned fifty percent (50%) by Cumberland Bank and fifty percent (50%) by a long-time West Tennessee insurance agent. It provides insurance products to customers in Shelby, Sumner and Smith Counties, Tennessee through its offices in Carthage, Gallatin and most recently Collierville, Tennessee. InsureTennessee continued to experience operating losses the past year as a result of costs attributable to its growth, but we expect that it will be profitable in the year 2001, based upon current trends of increased gross revenue and decreased monthly losses.

Joint Ventures

         The Murray Bank. On October 1, 1998, we entered into a joint venture with BancKentucky for the purposes of forming and operating a federal savings bank pursuant to Section 5(c) of the Home Owners Loan Act, as amended. By virtue of the joint venture, we own a fifty percent (50%) interest in the voting common stock of The Murray Bank a federal savings bank located at 405 South 12th Street, Murray, Kentucky. BancKentucky owns the additional fifty percent (50%) of The Murray Bank. The Murray Bank opened for business to the public on June 15, 1999.

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

         The Insurors Bank. On August 26, 1999, we entered into a joint venture with InsCorp, Inc. for the purposes of forming and operating a state-chartered bank. By virtue of the joint venture, we own a fifty percent (50%) interest in the voting common stock of Insurors Bank of Tennessee located at 2500 Hillsboro Road, Nashville, Tennessee. InsCorp owns the additional fifty percent (50%) of Insurors Bank of Tennessee. InsCorp is a company primarily owned by independent insurance agents in Tennessee. Insurors Bank opened for business to the public on November 20, 2000.

         Of the 590,000 shares of common stock issued by Insurors Bank of Tennessee, we acquired 295,000 of these shares at $10 per share for a total consideration of $2,950,000. The board of directors of Insurors Bank of Tennessee consists of thirteen (13) directors, of which three (3) have been designated by us. Under the terms of our agreement with InsCorp, we also provide accounting, auditing, investment, human resource management, back-office operations, to Insurors Bank of Tennessee on a fee for service basis.

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

         General. As a bank holding company, we are regulated under the Bank Holding Company Act of 1956, as amended, and are inspected, examined and supervised by the Board of Governors of the Federal Reserve System. Under the BHCA, bank holding companies generally may not acquire the ownership or control of more than 5% of the voting shares, or substantially all the assets, of any company, including a bank, without the Federal Reserve's prior approval. In addition, bank holding companies generally may engage, directly or indirectly, only in banking and such other activities as are determined by the Federal Reserve to be closely related to banking. Under the recently enacted Gramm-Leach-Bliley Act, bank holding companies may elect to become financial holding companies, which are permitted to engage in activities that are financial in nature or incidental to a financial activity. We have not elected to become a financial holding company.

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

         All of our banks are incorporated under the banking laws of the State of Tennessee and, as such, are governed by the applicable provisions of those laws. Consequently, the Tennessee Department of Financial Institutions supervises and regularly examines our banks. Our banks' deposits are insured by the FDIC through the Bank Insurance Fund, and therefore are governed by the provisions of the Federal Deposit Insurance Act and examined by the FDIC. The TDFI and the FDIC regulate or monitor virtually all areas of our banks' operations. The Murray Bank is a federal savings bank organized under the laws of the United States of America. The Murray Bank is primarily regulated and examined by the Office of Thrift Supervision. The FDIC also regulates various operations of The Murray Bank.

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

         Capital Requirements Generally. The federal regulatory agencies that evaluate us and our banks use capital adequacy guidelines in their examination and regulation of banks. If the capital falls below the minimum levels established by these guidelines, the banks may be denied approval to acquire or establish additional banks or non-bank businesses, or to open facilities, or the banks may be regulated by additional regulatory restrictions or actions.

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

         - hybrid capital instruments defined as instruments with characteristics of both debt and equity, perpetual debt and mandatory convertible debt securities; and

         - in an amount up to 50% of Tier I capital, eligible term subordinated debt and intermediate-term preferred stock with an original maturity of five years or more, including related surplus.

         Investments in unconsolidated banking and finance subsidiaries, investments in securities subsidiaries and reciprocal holdings of capital instruments must be deducted from capital. The federal regulatory agencies may require other deductions on a case-by-case basis.

         Under the risk-weighted capital guidelines, balance sheet assets and certain off-balance sheet items like standby letters of credit, are assigned to one of four risk-weight categories according to the nature of the asset and its collateral or the identity of any obligor or guarantor. These four categories are 0%, 20%, 50% or 100%. For example, cash is assigned to the 0% risk category, while loans secured by one-to-four family residences are assigned to the 50% risk category. The aggregate amount of assets and off-balance sheet items in each risk category is adjusted by the risk-weight assigned to that category to determine weighted values, which are added together to determine the total risk-weighted assets for the banking organization. Accordingly, an asset, like a commercial loan, which is assigned to a 100% risk category is included in risk-weighted assets at its nominal face value, whereas a loan secured by a single-family home mortgage is included at only 50% of its nominal face value. The application ratios are equal to capital, as determined, divided by risk-weighted assets, as determined.

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

         At December 31, 2000, the Company's subsidiary bank's risk-based Tier 1 Capital and risk-based Total Capital ratios were 7.42% and 10.79%, respectively.

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

         Dividend Restrictions. Federal and Tennessee law limits the payment of dividends by banks. Under Tennessee law, the directors of a state bank, after making proper deduction for all expenditures, expenses, taxes, losses, bad debts, and any write-offs or other deductions required by the TDFI, may credit net profits to the bank's undivided profits account. Thereafter, the bank may quarterly, semi-annually, or annually declare a dividend from that account in an amount judged expedient by the bank's board of directors. Before declaring the dividend, the board of directors must deduct any net loss from the undivided profits account and transfer to the bank's surplus account (1) the amount, if any, required to raise the surplus to 50% of the capital stock and (2) the amount required, if any, but not less than 10% of net profits, to make the paid-in-surplus account equal the capital stock account. Thereafter, the bank may declare a dividend if the bank is adequately reserved against deposits and those reserves will not be impaired by the declaration of the dividend.

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

         The Federal Reserve also imposes dividend restrictions on our banks as state member banks of the Federal Reserve. Our banks may not declare or pay a dividend if that dividend would exceed the bank's undivided profits, unless the bank has received the prior approval of the Board of Governors of the Federal Reserve. Additionally, our banks may not permit any portion of their "permanent capital" to be withdrawn unless the withdrawal has been approved by the Board of Governors of the Federal Reserve. Permanent capital is defined as the total of a bank's perpetual preferred stock and related surplus, common stock and surplus, and minority interest in consolidated subsidiaries. Finally, if one of our banks has a capital surplus in excess of that required by law, that excess may be transferred to the bank's undivided profits account and be available for the payment of dividends so long as (1) the amount came from the earnings of prior periods, excluding earnings transferred as a result of stock dividends and (2) the bank's board and the Board of Governors of the Federal Reserve approved the transfer.

         In 2000, cash dividends totaling $0.10 per share were declared and $0.075 cents per share were paid in the calendar year. In the first quarter of 2001, a cash dividend was declared in the amount of $0.03 cents per share payable on April 14, 2001 to shareholders of record on March 1, 2001.

         Deposit Insurance Assessments. The deposits of each of our banks are insured up to regulatory limits by the FDIC and we are required under the FDIC's deposit insurance assessments to maintain the Bank Insurance Fund (BIF) and Savings Association Insurance Fund (SAIF). The FDIC has adopted regulations establishing a permanent risk-related deposit insurance assessment system. Each financial institution is assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- and further assigned to one of three subgroups within a capital group. A bank's assignment is based on supervisory evaluations by the institution's primary federal regulator and, if applicable, other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The assessment rate applicable to our banks in the future will depend in part upon the risk assessment classification assigned to each bank by the FDIC and in part on the BIF assessment schedule adopted by the FDIC. Institutions are prohibited from disclosing the risk classification to which they have been assigned. The Deposit Insurance Funds Act of 1996 provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF and the SAIF. Currently, the annual insurance premiums on bank deposits insured by the BIF and SAIF vary between $0.00 to $0.27 per $100 of deposits.

         Effects of Governmental Policies. The difference between interest earned by our banks on their loans and investments and the interest paid by them on their deposits or other borrowings affects our banks' earnings. The yields on their assets and the rates paid on their liabilities are sensitive to changes in prevailing market rates of interest. Thus, the general economic conditions, fiscal policies of the federal government, and the policies of regulatory agencies, particularly the Federal Reserve, which establishes national monetary policy, will influence our banks' earnings and growth. The nature and impact of any future changes in fiscal or monetary policies cannot be predicted.

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

ITEM 2.  Description of Property

         Our principal and executive offices are located at 4205 Hillsboro Road, Suite 101, Nashville, Tennessee 37215 in a leased facility with over 5,000 square feet of office space used by The Community Bank as its Green Hills branch. The Community Bank also operates two other branch offices located in Brentwood and Franklin, Williamson County, Tennessee. BankTennessee currently conducts business in six (6) offices located in Shelby and Lauderdale Counties, Tennessee. Bank of Dyer has four offices located in Madison and Gibson Counties. Bank of Mason has one office in Fayette County. Cumberland Bank currently conducts business at nine (9) offices located in Macon, Smith, Sumner, Robertson and Warren Counties, Tennessee. CBC Financial Services conducts business at two offices, one in Smith County and one in Sumner County. Cumberland Finance conducts business at two offices, one located in Sumner County and one in Rutherford County, Tennessee. InsureTennessee conducts business at two offices, one in Smith County and one in Shelby County that it shares with BankTennessee.

         We own all of our branch office locations except for seven leased operations which include Cumberland Bank's office in Gallatin, and McMinnville, The Community Bank's offices in Green Hills, BankTennessee's Collierville Square office, Cumberland Finance's Murfreesboro office and CBC Financial Services' office in Carthage.

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

ITEM 4.  Submission of Matters to a Vote of Shareholders

         No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ending December 31, 2000.

ITEM 5.  Market for Registrant's Common Equity and Related Shareholder Matters

         We have no established public trading market for our shares. Accordingly, there is no comprehensive record of trades or the prices of any trades. The following table reflects stock prices for our shares to the extent any information is available. We did not declare any cash dividends for fiscal years ended December 31, 1998 or 1999. In 2000, cash dividends totaling $.10 per share were declared.

                 Cumberland Bancorp Incorporated Common Stock(1)

                                                HIGH       LOW
                                               ------     ------
        1999:
              First Quarter ..............     $12.27     $ 9.09
              Second Quarter .............     $12.50     $12.00
              Third Quarter ..............     $12.50     $12.50
              Fourth Quarter..............     $12.50     $12.50

        2000:
              First Quarter ..............     $12.50     $12.50
              Second Quarter .............     $12.50     $11.00
              Third Quarter ..............     $11.00     $10.50
              Fourth Quarter..............     $10.50     $ 9.50

(1) The amounts per share have been adjusted for a stock split and stock dividend prior to December 31, 2000. This data does not reflect subsequent stock splits.

         As of February 28, 2001, we had approximately 1,139 record shareholders. At that date, 6,946,878 shares were outstanding.

         In the first quarter of 2001, a cash dividend was declared in the amount of $0.03 per share payable on April 14, 2001 to shareholders of record on March 1, 2001.

         We review our dividend policy at least annually. The amount of the dividend, while in our sole discretion, depends in part upon the performance of our banks. Our ability to pay dividends is restricted by federal laws and regulations applicable to bank holding companies, by commitments we have made to federal banking regulators and by Tennessee laws relating to the payment of dividends by Tennessee corporations. Because substantially all of our operations are conducted through our subsidiaries, our ability to pay dividends also depends on the ability of our banks to pay a dividend to us. The ability of the banks to pay cash dividends is restricted by applicable regulations of the TDFI, the Federal Reserve, the OTS and the FDIC. As a result, we may not be able to declare a dividend to holders of the shares even if the present dividend policy were to change. See "Supervision and Regulation - Dividend Restrictions."

ITEM 6.  Selected Consolidated Financial Data (unaudited)

         The table below provides selected consolidated financial data for our company as of and for the five years ended December 31, 2000, 1999, 1998, 1997 and 1996. This information does not include financial data of BankTennessee or The Community Bank before the July 1997 merger of First Federal Bancshares, Inc. into us. The merger was accounted using the purchase method of accounting. In accordance with purchase accounting, the results of operations for BankTennessee and The Community Bank are included in the selected consolidated financial data since the date of the merger. You should read the following selected consolidated financial information in conjunction with our financial statements and the notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" located elsewhere in this document.


                                              For years ending December 31,
                                  -----------------------------------------------------
                                         (In thousands, except per share amount)

                                    2000       1999       1998       1997       1996
                                  ---------   --------   --------   --------   --------
Summary of Operations
Interest income                   $  51,651     39,193     33,290     20,479     11,475
Interest expense                     27,057     19,127     17,381     10,429      5,514

Net interest income                  21,958     20,066     15,909     10,050      5,961
Provision for loan losses            (2,636)    (1,623)    (1,188)    (1,390)      (430)
Noninterest income                    5,771      4,290      4,237      3,390      1,697
Noninterest expense                 (21,132)   (17,109)   (13,613)    (8,696)    (5,497)

Income before income taxes            6,597      5,624      5,345      3,354      1,731
Income tax expense                    2,436      2,113      2,003      1,220        611

Net earnings                          4,161      3,511      3,342      2,134      1,120
Basic earnings per share               0.60       0.56       0.56       0.49       0.39
Diluted earnings per share             0.59       0.55       0.55       0.48       0.37
Dividends per common share             0.10          0          0          0          0
Book value per common share            5.73       5.14       4.02       3.41       2.82

Selected Period-End Balances
Total assets                        643,457    525,559    408,706    330,335    130,774
Loans net of unearned income        507,217    440,316    321,547    269,378    105,141
Allowance for loan losses             6,137      5,146      4,012      3,214      1,386
Total deposits                      524,142    435,252    357,404    285,049    116,078
Other borrowings                     64,535     49,284     25,206     23,189      5,426
Stockholders' equity                 39,476     35,275     22,059     18,650      8,352

Selected Average Balances
Total assets                        576,622    453,378    372,967    226,220    125,380
Securities                           23,468     25,886     26,612     14,631      9,524
Loans net of unearned income        476,339    374,716    293,665    184,792     98,036
Allowance for loan losses             5,635      4,196      3,504      2,603      1,183
Total deposits                      485,708    387,941    319,796    196,219    111,107
Other borrowings                     47,437     34,477     27,776     12,942      5,101
Stockholders' equity                 37,366     27,200     20,607     13,543      7,905

Selected Operating Ratios
Annual % change in average loans      27.12%     27.60%     58.92%     88.49%     26.46%
Annual % change in average assets     27.18%     21.56%     64.87%     80.43%     21.05%
Return on average equity              11.14%     12.91%     16.22%     15.76%     14.07%
Return on average assets               0.72%      0.77%      0.89%      0.94%      0.89%

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Certain of the statements contained in this discussion may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the "safe harbors" created thereby. Those statements include, but may not be limited to, the discussions of the Company's expectations concerning its future profitability, operating performance, growth strategy and its assumptions regarding other matters. Also, when any of the words "believes", "expects", "anticipates", "intends", "estimates", "plans", or similar terms or expressions, are used in this discussion, forward-looking statements are being made.

         You should be aware that, while the Company believes the expectations reflected in those forward-looking statements are reasonable, they are inherently subject to risks and uncertainties which could cause the Company's future results and stockholder values to differ materially from the Company's expectations. Because of these factors, there can be no assurance that the forward-looking statements included or incorporated by reference herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included or incorporated by reference herein, you should not regard the inclusion of such information as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. In addition, the Company does not intend to, and is not obligated to, update these forward-looking statements after the date of this Annual Report on Form 10-K, even if new information, future events or other circumstances have made them incorrect or misleading as of any future date.

         You should read the following discussion in conjunction with our financial statements and the notes to those statements appearing elsewhere in this document.

         Cumberland Bancorp, Incorporated had several significant events that occurred during 2000 which affected its financial condition and results of operations. A Trust Preferred issuance was completed in the last month of the year which raised approximately $8.0 million in net additional capital. Bank of Mason (a $9 million bank) was consolidated as of September 2000. This transaction was accounted for as a purchase. No prior period amounts have been restated.

         Our total assets grew from $525.6 million at year-end 1999 to $643.5 million at December 31, 2000, a $118 million increase or 22%. The primary changes in assets was the $66 million increase in net loans and the $36 million increase in liquid assets: cash, interest bearing deposits, and federal funds sold. In addition, fixed assets increased $8.9 million during the year. This increase is primarily due to the construction of new branch buildings. Federal funds sold increased $22 million in 2000. We funded these increases primarily by an increase in deposits of $89 million and the $8 million issuance of Trust Preferred securities, discussed in more detail in note 15 to the consolidated financial statements.

         Our total liabilities grew from $490 million at year end 1999 to $596 million at December 31, 2000, a $106 million increase or 22%. In addition to the deposit growth mentioned above, federal funds purchased increased $7.3 million and advances from the Federal Home Loan Bank increased $6.7 million.

         Shareholders' equity increased $4.2 million to $39.5 million at December 31, 2000. The increase is primarily related to 2000 earnings. Our leverage capital ratio increased from 6.84% at December 31, 1999 to 7.42% at December 31, 2000. See note 17 to our consolidated financial statements for more information relating to capital.

Results of Operations Year ended December 31, 2000 Compared to the Year ended December 31, 1999

         Net earnings were $4.2 million in 2000 compared to $3.5 million in 1999. Total revenues increased 32% while total expenses increased 33% during 2000 as compared to the prior year.

         Net interest income increased $4.5 million, or 23%, to $24.6 million in 2000 from $20.1 million in 1999. The increase is a result of growth in average earning assets of our bank subsidiaries throughout the year, and the results of our branch expansion efforts.

         The Company's net interest spread and net yield on earning assets were 4.69% and 4.65% respectively, in 2000 as compared to 4.66% and 4.71% in 1999. The increase in net interest spread was the result of yields on earning assets increasing faster than rates paid on interest bearing liabilities. The decrease in net yield on earning assets was the result of average interest bearing liabilities increasing more than average interest earning assets. Net interest spread represents the difference in the yield on earning assets and the rate paid on interest bearing liabilities. Net yield on earning assets is net interest income divided by average earning assets.

         The provision for loan losses was $2.6 million in 2000 compared to $1.6 million in 1999, a 62.4% increase. The increase in the provision was attributable to the 15% increase in loans and an increase in net loan charge-offs. Net loan charge-offs were $1.7 million in 2000 compared to $0.6 million in 1999. Charge-offs increased due to increased losses in consumer, real estate and commercial loans.

         Noninterest income increased $1.5 million, or 35%, to $5.7 million in 2000 from $4.3 million in 1999. Mortgage banking income declined $126,000 or 13% from 1999 levels, primarily due to reduction in mortgage activity related to rising interest rates.

         Noninterest expense increased $4.0 million, or 24%, to $21.1 million in 2000 from $17.1 million in 1999. Included in noninterest expense are increases in data processing expenses of $474,000 and postage, freight and courier expense of $90,000. Other increases in other expenses are primarily a result of overall growth. Salaries and benefits increased from $9.2 million in 1999 to $11.2 million in 2000 or an increase of 21%.

Results of Operations Year ended December 31, 1999 Compared to the Year ended December 31, 1998

         Net earnings were $3.5 million in 1999 compared to $3.3 million in 1998. Total revenues increased 16% while total expenses increased 18% during 1999 as compared to the prior year. As discussed in more detail later, our portion of the operating loss in The Murray Bank, expenses relating to the acquisition of Bancshares of Dyer, Inc. and start up costs associated with other market expansions negatively affected earnings in 1999.

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

         Noninterest income increased $120,000, or 3%, to $4.4 million in 1999 from $4.3 million in 1998. Mortgage banking income declined $443,000 or 32% from 1998 levels, primarily due to reduction in mortgage activity related to rising interest rates.

         Noninterest expense increased $3.6 million, or 26%, to $17.2 million in 1999 from $13.6 million in 1998. Included in noninterest expense is approximately $116,000 in 1999 related to losses of unconsolidated affiliates, compared to $92,000 in the prior year. Also included in 1999 are expenses of approximately $102,000 related to organization of new entities and to mergers and acquisitions. Other increases in other expenses are primarily a result of overall growth. Salaries and benefits increased from $7.1 million in 1998 to $9.2 million in 1999 or an increase of 29%.

Loans

         The following table presents various categories of loans contained in our banks' loan portfolio for the periods indicated and the total amount of all loans for such period:

                                                          December 31,
                                      2000        1999       1998       1997       1996
                                   ---------   ---------   --------   --------   --------
                                                        (In thousands)
Type of Loan
Real estate-construction and
     development                   $  73,706      80,789     55,220     42,819      7,573
Real estate-1 to 4 family
     residential                     181,723     157,820    140,138    121,928     43,143
Real estate other                     63,450      49,708     12,555     26,956      5,923
Commercial, financial and
     agricultural                    131,548     102,385     71,070     38,977     18,762
Consumer                              58,156      50,643     45,431     41,941     32,083
Other                                  1,396       1,744        746        208        193
                                   ---------   ---------   --------   --------   --------
Total loans                          509,979     443,089    325,160    272,829    107,677
Unearned income and deferred fees     (2,762)     (2,773)    (3,613)    (3,451)    (2,536)
                                   ---------   ---------   --------   --------   --------
     Net loans                     $ 507,217   $ 440,316    321,547    269,378    105,141
                                   =========   =========   ========   ========   ========

         Loan growth was $66.9 million, or 15.2%, during 2000, and $118 million, or 36.3%, during 1999. Of this increase, $3.5 million, or 5.2% was as a result of our acquisition of the Bank of Mason. We believe that the remaining loan growth reported in 2000 approximates normal growth for our other four operating bank subsidiaries. Loans continued to grow during 2000 as a result of strong economic conditions in our banks' primary markets, with commercial loans experiencing the largest growth. We believe that commercial loans and loans to the residential real estate industry will continue to be our two primary loan categories.

         At December 31, 2000, 1-4 family residential real estate loans constituted 36% of total loans and construction and development loans constituted 14% of total loans. Construction and development loans typically involve 1-4 family residential properties or loans to develop subdivisions of such properties. More than half of our construction and development loans are made to finance speculative construction by builders. The remaining builder loans are for custom-built homes with sales contracts in place. Most of our real estate loans are secured by properties located in the primary service areas of our banks.

         The following is a presentation of an analysis of maturities of loans as of December 31, 2000:

            Type of Loan                  Due in 1    Due in       Due
                                           year       1 to 5     After 5
                                          or less      Years      Years    Total
                                         -----------------------------------------
                                                        (In thousands)
Real estate-construction & development    $ 66,923      4,005     2,778     73,706
Real estate-1-4 family residential         100,067     74,133     7,523    181,723
Real estate-other                           47,875     12,869     2,706     63,450
Commercial, financial and agricultural      68,868     53,546     9,134    131,548
Consumer                                    30,274     27,631       251     58,156
Other                                          315      1,081        --      1,396
                                         -----------------------------------------
     Total                                $314,322    173,265    22,392    509,979
                                         =========================================

         At December 31, 2000, $144 million in loans due after one year had predetermined interest rates and $172 million in loans due after one year had floating interest rates.

         It is our philosophy to pursue real estate lending as our core type of lending relationship. Of our combined loan portfolio, 62.5% is secured by residential and other real estate. Management believes this type of lending has allowed us to maintain low levels of charge-offs and non-performing loans. However, the real estate lending market has traditionally been sensitive to increases in interest rates, and the volume of such loans may decline if interest rates increase.

Provision for Loan Losses and Asset Quality

         The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount believed by management to be sufficient to absorb losses in the loan portfolio. Factors considered in establishing an appropriate allowance include an assessment of the financial condition of the borrower; a determination of the value and adequacy of underlying collateral; the condition of the local economy and the condition of the specific industry of the borrower; an analysis of the levels and trends of loan categories; and a review of delinquent and classified loans. We apply a systematic process for determining the adequacy of the allowance for loan losses, including an internal loan review function and a monthly analysis of the adequacy of the allowance. Our monthly analysis includes determination of specific potential loss factors on individual classified loans, historical potential loss factors derived from actual net charge-off experience and trends in nonperforming loans, and potential loss factors for other loan portfolio risks such as loan concentrations, local economy, and the nature and volume of loans.

         An analysis of our loss experience, as well as a breakdown of the allowance for possible loan losses, is furnished in the following table for the periods indicated:

                                                                  Years Ended December 31,
                                                    2000        1999        1998        1997        1996
                                                 ---------    --------    --------    --------    --------
                                                                  (Dollars in thousands)
Balance at beginning of year                     $   5,146       4,012       3,214       1,386       1,255
Increase due to acquisitions                            58         152          --       1,229          --
                                                 ---------    --------    --------    --------    --------
Loans charged-off:
     Real estate-construction & development            (73)         --         (65)         --          --
     Real estate-1 to 4 single family                 (414)       (117)        (45)        (23)         (5)
     Real estate-other                                 (62)         --          --         (90)         --
     Commercial, financial & agricultural             (614)       (123)        (54)        (35)         (1)
     Consumer                                         (704)       (518)       (324)       (721)       (336)
     Other                                              --          --         (24)         --          --
                                                 ---------    --------    --------    --------    --------
         Total charge-offs                       $  (1,867)       (758)       (512)       (869)       (342)
                                                 ---------    --------    --------    --------    --------
Charge-offs recovered:
     Real estate - construction & development           --          --          21          --          --
     Real estate - 1-4 single family                     5           9           2          11          --
     Real estate - other                                32          --          --          --          --
     Commercial                                         10          19           5           1           4
     Consumer                                          117          89          76          66          39
     Other                                              --          --          18          --          --
                                                 ---------    --------    --------    --------    --------
         Total recoveries                        $     164         117         122          78          43
                                                 ---------    --------    --------    --------    --------
Net loans charged-off                               (1,703)       (641)       (390)       (791)       (299)
Current year provision                               2,636       1,623       1,188       1,390         430
                                                 ---------    --------    --------    --------    --------
Balance at end of year                           $   6,137       5,146       4,012       3,214       1,386
                                                 =========    ========    ========    ========    ========

Loans at year end                                $ 507,217     440,316     321,547     269,378     105,141
Ratio of allowance to loans at year end               1.20%       1.17%       1.25%       1.19%       1.32%
Average loans                                    $ 479,888     374,716     293,665     184,792      98,036
Ratio of net loans charged off to average loans       0.35%       0.17%       0.13%       0.43%       0.31%

         The recorded values of loans actually removed from the consolidated balance sheets are referred to as charge-offs and, after netting out recoveries on previously charged-off assets, become net charge-offs. Our policy is to charge off loans, when, in management's opinion, the loan is deemed uncollectible, although concerted efforts are made to maximize recovery. Our level of net charge-offs to average loans was 0.35% in 2000 and 0.17% in 1999. Charge-offs were higher due to real estate foreclosures and consumer bankruptcies in 2000. During 2000, the provision for loan losses of $2.6 million was $1,013,000 more than the preceding year. Factors which gave rise to the increased provision in 2000 were the loan growth our institutions sustained, a substantial increase in commercial loan losses in BankTennessee's portfolio and real estate losses at all of our banks.

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

         The following table presents information regarding nonaccrual, past due and restructured loans, and foreclosed properties at the dates indicated:

                                                             December 31,
                                               2000     1999     1998     1997    1996
                                              ------    -----    -----    -----   ----
                                                        (Dollars in Thousands)
Loans accounted for on a non-accrual basis    $5,608    2,446    1,745    1,561    565
Accruing loans which are contractually
  past due 90 days or more as to principal
  and interest payments                          345      241      467       86    428
Restructured loans                                --      693      652      443     --
                                               -----    -----    -----    -----   ----
Total nonperforming loans (1)                  5,953    3,380    2,864    2,090    993
Foreclosed properties                          3,142    2,400      610      630    502

- ---------

(1) As of December 31, 2000, all restructured loans were in compliance with their modified terms.

         Non-performing loans were 1.2% and 0.8% of loans at December 31, 2000 and 1999, respectively. The dollar increase in non-performing loans during 2000 is due to a growing and maturing portfolio, along with conditions in the marketplace. Additional interest income of approximately $499,000 in 2000, $125,000 in 1999, $121,000 in 1998, $79,000 in 1997, and $33,000 in 1996 would have been recorded if all loans accounted for on a non-accrual basis had been current in accordance with their original terms. No interest income has been recognized during the five year period ended December 31, 2000 on loans that have been accounted for on a non-accrual basis.

         Management has internally classified approximately $6.3 million in loans as substandard based upon other possible credit problems. These loans are not included in the above amounts. These loans are performing loans but are classified as substandard due to payment history, decline in the borrowers' financial position or decline in collateral value. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified must have a well-defined weakness or weakness that jeopardize the liquidation of the debt. Loans classified as doubtful have all the weaknesses inherent in one classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

         As of December 31, 2000, there are no loans classified by our regulators or management as loss, doubtful or substandard that have not been disclosed above or which represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

         The allocation of the allowance for loan losses by loan category at December 31, for the years indicated is presented below:

                                                                 As of December 31,
                        ---------------------------------------------------------------------------------------------------
                                    2000                                1999                              1998
                        -----------------------------      -----------------------------     ------------------------------
                                              Percent                           Percent                            Percent
                                   Percent   of Loans                           of Loans                           of Loans
                                     of      in Each               Percent of    in Each              Percent of   in Each
                                  Allowance  Category               Allowance   Category               Allowance   Category
                                   to Total  to Total                to Total   to Total               to Total    to Total
                        Amount    Allowance    Loans       Amount   Allowance    Loans       Amount    Allowance    Loan
                        ------    ---------    -----       ------   ---------    -----       ------    ---------    ----
Real estate -
  construction &
  Development           $1,227        20%        14%       1,029        20%        18%         802         20%        18%
Real estate - 1-4
  single
  family                   430         7%        36%         257         5%        36%         201          5%        42%
Real estate -
  other                    368         6%        12%         309         6%        11%         160          4%         4%
Commercial,
   financial and
   agriculture           1,289        21%        26%       1,132        22%        23%         883         22%        23%
Consumer                 1,964        32%        11%       1,647        32%        11%       1,204         30%        12%
Other                      123         2%         1%         103         2%         1%          80          2%         1%
Unallocated                736        12%        --          669        13%        --          682         17%        --
                        ------       ---        ---        -----       ---        ---        -----        ---        ---
       Total            $6,137       100%       100%       5,146       100%       100%       4,012        100%       100%
                        ======       ===        ===        =====       ===        ===        =====        ===        ===

            As of December 31, 2000, real estate mortgage loans constituted 62.5% of outstanding loans. Approximately $143 million, or 45%, of this category represents first mortgage residential real estate mortgages where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. We have $73.7 million in construction and development loans, which are primarily related to the home building industry in Shelby, Williamson, Davidson and Sumner Counties, Tennessee. The remaining portion of this category consists primarily of commercial real estate loans. Risk of loss for these loans is generally higher than residential loans. Therefore, management has allocated a significant portion of the allowance for loan losses to this category.

Securities

         Our banks' securities portfolios are primarily used as a source of liquidity. Total securities were $24.0 million at year-end 2000, which is up $1.2 million from year-end 1999. The securities portfolios comprised 3.7% of total assets at year-end 2000. Our banks' policy guidelines are designed to minimize credit, market and liquidity risk. Securities generally must be investment grade or higher to be purchased. Over the last year, a majority of newly-purchased securities have been designated as Available for Sale to increase flexibility for asset liability management. Approximately 64% of securities held at year-end 2000 were pledged for public deposits. Other than commitments to originate or sell mortgage loans, our banks do not invest in off-balance sheet or derivative financial instruments.

            We invest primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states, counties and municipalities ("SCM"). The majority of the mortgage-backed securities are instruments of U.S. Government agencies. In addition, we enter into federal funds transactions with our principal correspondent banks, and act as a net seller of such funds. We did not hold securities of any single issuer that exceeded ten percent of shareholders' equity.

            The following tables present, for the periods indicated, the carrying amount of our securities portfolio, including mortgage-backed securities, segregated into available for sale and those held to maturity categories.

                                                At December 31,
                                      ---------------------------------
                                       2000          1999         1998
                                      -------       ------       ------
                                           (Dollars in thousands)
Available for sale:
   U.S. Government and agencies       $ 9,888       10,378       10,471
   Obligations of SCM                   2,866        2,727        1,844
   Mortgage-backed                      1,246        1,464        3,384
   Other debt securities                  217          262           --
   Marketable equity securities         1,333        1,268        1,571
   Other securities                        16           --           --
                                      -------       ------       ------
      Total available for sale         15,566       16,099       17,270
                                      -------       ------       ------
Held to maturity:
   U.S. Government and agencies         4,600        2,560        4,624
   Obligations of SCM                     654          230        4,782
   Mortgage-backed                      3,171        3,844           --
   Other debt securities                   --           43           --
                                      -------       ------       ------
        Total held to maturity          8,425        6,677        9,406
                                      -------       ------       ------
        Total securities              $23,991       22,776       26,676
                                      -------       ------       ------

            The following table indicates, for the year ended December 31, 2000, the amount of investments due in (1) one year or less, (2) one to five years,
(3) five to ten years, and (4) over ten years:

                          1 yr or                                                              Over
                           less                1 to 5 yrs              5 to 10 yrs             10 yrs                    Total
                          Balance      Yield     Balance        Yield    Balance     Yield     Balance     Yield        Balance
- --------------------------------------------------------------------------------------------------------------------------------
                                                        (Dollars in Thousands)
Available for sale:
 U.S. Government
   and agencies           $ 3,747      5.44%      4,660        5.73%     1,132        6.17%       349        6.00%        9,888
Obligations of SCM                                  173        4.85%     1,423        5.92%     1,270        5.37%        2,866
Mortgage-backed                                                                                 1,246        7.24%        1,246
Marketable equity
securities(2)                                                                                   1,333        4.62%        1,333
Other                                                                                             233         9.8%          233
Held to maturity:
U.S. Government
and agencies                  100      6.16%      3,900        5.82%       600        6.25%                               4,600
Obligations of SCM             95      4.51%        249        5.79%       310        5.87%                                 654
Mortgage-backed                                                                                 3,171        7.04%        3,171
- -------------------------------------------------------------------------------------------------------------------------------
     Totals               $ 3,942                 8,982                  3,465                  7,602                    23,991
- -------------------------------------------------------------------------------------------------------------------------------

(1) Yields are presented based on adjusted cost basis of securities available for sale. Yields based on carrying value would be higher since fair value is less than adjusted cost.
(2) Marketable equity securities are included in the over 10 year category as there is no maturity.

Deposits and Borrowings

         Deposits are our primary source of funding loans. Depending upon current market rates, we may from time to time use FHLB borrowings to complement our funding needs. See Liquidity and Interest Rate Sensitivity. We believe we have the ability to generate deposit growth within our local markets as loan demand dictates. Our long-term strategy has been to match the competition on popular deposit products such as money market demand accounts and certificates of deposit. FHLB advances, while typically more costly than deposit funding, are typically the lowest cost borrowed funds available to institutions such as our banks. Our banks utilize short-term borrowing from the FHLB to sustain the available for sale loans until they are sold. The marketable time table has increased slightly, therefore, short-term borrowings have increased. Of a total $46.2 million in FHLB borrowings at year-end 2000, $17.1 million matures before December 31, 2001.

         Total deposits grew at a rate of 20.4% during 2000, resulting from the opening of new branch locations, and more attractive pricing for deposits. Deposit growth was greater than loan growth in 2000, resulting in a decrease in loan to deposit ratio from 101% at year end 1999 to 96.8% at year end 2000. The increase in deposit growth over loan growth resulted in an increase of federal funds sold of $22 million at the end of 2000.

         We operate retail bank branches in twelve (12) different Tennessee counties, have fifty percent (50%) ownership of a stand-alone federal savings bank in one Kentucky county through a joint venture, and have fifty percent (50%) ownership of a de novo bank in Nashville, Tennessee through a joint venture. Each local market has its own unique deposit customer base. Deposit growth has been strong in the communities where new additional branches have been established. In general, large certificate of deposit customers tend to be more sensitive to interest rate levels, making these deposits less reliable sources of funding from liquidity planning purposes than core deposits. We have normally had to pay a small premium for these types of deposits above current rates. However, we believe that we have long-term customers who maintain substantial deposits with our banks based upon personal relationships with each bank's officers and employees.

         Average amount of and average rate paid for our deposits for year-end 1998, 1999, and 2000 are represented by deposit category on the table on pages 25 through 26 of this section of the documents.

            The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 2000:

                                                 Time Certificates
                                                of Deposit and Other
                                                   Time Deposits
                                                   -------------
                                                   (In thousands)
3 months or less                                     $ 23,911

3-12 months                                            69,833

Over 12 months                                         20,393
                                                     --------
Total                                                $114,137
                                                     ========

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



                                                                          (Dollars in Thousands)

                                                    2000                              1999                    2000/1999 Change
                                       ---------------------------------------------------------------------------------------------
                                         Average  Interest    Revenue/    Average   Interest   Revenue/  Due to     Due to
                                         Balance     Rate     Expense     Balance      Rate    Expense   Volume    Rate (1)  Total
                                       ---------------------------------------------------------------------------------------------
Net loans (2 and 3)                    $ 476,339    10.17%    $48,465     374,714      9.75%   36,528     9,907     2,030    11,937
Securities                                23,468     6.55%      1,537      25,886      5.80%    1,502      (140)      175        35
Federal funds sold                        18,419     6.00%      1,106      15,046      4.72%      710       159       237       396
FHLB and FRB stock                         3,711     6.63%        246       2,921      6.85%      200        54        (8)       46
Interest-bearing deposits in banks         7,442     3.99%        297       7,824      3.23%      253       (12)       56        44
                                       --------------------------------------------------------------------------------------------
     Total earning assets                529,379     9.76%    $51,651     426,391      9.19%   39,193     9,968     2,490    12,458
                                                     ================                  ============================================

Cash and due from banks                   17,330                            8,903
Allowance for loan losses                 (5,635)                          (4,196)
Other assets                              35,548                           22,278
                                       ---------                          -------
     Total assets                      $ 576,622                          453,376
                                       =========                          =======
Deposits:
     NOW investments                   $  41,568     2.31%    $   960      35,889      2.38%      854       135       (29)      106
     Money market investments             93,008     4.97%      4,623      90,045      4.53%    4,082       134       407       541
     Savings                              16,288     2.79%        454      15,090      3.06%      462        37       (45)       (8)
     Time deposits $100,000 and over      97,140     6.15%      5,975      65,587      5.20%    3,411     1,641       923     2,564
     Other time deposits                 196,611     6.10%     12,002     149,464      5.51%    8,241     2,600     1,161     3,761
                                       --------------------------------------------------------------------------------------------
     Total interest-bearing
         deposits                        444,615     5.40%     24,014     356,075      4.79%   17,050     4,547     2,417     6,964

Non interest-bearing demand deposits      41,093                   --      31,866        --        --        --
                                       --------------------------------------------------------------------------------------------
     Total deposits                      485,708     4.94%     24,014     387,941      4.39%   17,050     4,547     2,417     6,964

Fed Funds purchased                        5,345     5.82%        311       2,334      5.06%      118       152        41       193
Notes payable                              7,950     7.50%        596       7,293      7.93%      578        52       (34)       18
FHLB advances and other borrowings        34,142     6.26%      2,136      24,850      5.56%    1,381         5       750       755
                                       ---------              -------------------             -------------------------------------
     Total deposits and borrowed
         funds                           533,145     5.07%     27,057     422,418      4.53%   19,127     4,756     3,174     7,930
                                                     ----------------                  --------------
Other liabilities                          6,111                            3,760
Stockholders' equity                      37,366                           27,200
                                          ------                           ------
     Total liabilities and
       stockholders' equity            $ 576,622                          453,378
                                       =========                          =======
Net interest income                                           $24,594                         $20,066     5,212      (684)    4,528
                                                              =======                         =====================================
Net yield on earning assets                          4.65%                             4.71%
                                                     ====                              ====

1 Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.
2 Interest income includes fees on loans of $3,164 in 2000 and $2,551 in 1999.
3 Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.
4 No taxable equivalent adjustments have been made since the effect of tax exempt income is insignificant.

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

                                                                          (Dollars in Thousands)

                                                    1999                              1998                    1999/1998 Change
                                       ---------------------------------------------------------------------------------------------
                                         Average  Interest    Revenue/    Average   Interest   Revenue/  Due to     Due to
                                         Balance     Rate     Expense     Balance      Rate    Expense   Volume    Rate (1)  Total
                                       ---------------------------------------------------------------------------------------------
Net loans (2 and 3)                    $ 374,716     9.75%    $36,528     293,665     10.22%   29,999     8,280    (1,751)    6,529
Securities                                25,886     5.80%      1,502      26,612      6.04%    1,607       (44)      (61)     (105)
Federal funds sold                        15,046     4.72%        710      16,344      5.14%      840       (67)      (63)     (130)
FHLB and FRB stock                         2,921     6.85%        200       2,541      7.20%      183        27       (10)       17
Interest-bearing deposits in banks         7,824     3.23%        253      14,575      4.54%      661      (306)     (102)     (408)
                                       --------------------------------------------------------------------------------------------
    Total earning assets                 426,393     9.19%    $39,193     353,737      9.41%   33,290     7,890    (1,987)    5,903
                                                     ================                  ============================================
Cash and due from banks                    8,903                            7,262
Allowance for loan losses                 (4,196)                          (3,504)
Other assets                              22,278                           15,472
                                       ---------                          -------
    Total assets                       $ 453,378                          372,967
                                       =========                          =======
Deposits:
    NOW investments                    $  35,889     2.38%    $   854      24,919      2.75%      686       302      (134)      168
    Money market investments              90,045     4.53%      4,082      59,580      4.90%    2,919     1,493      (330)    1,163
    Savings                               15,090     3.06%        462      13,023      3.34%      435        69       (42)       27
    Time deposits $100,000 and over       65,587     5.20%      3,411      58,765      5.74%    3,373       392      (354)       38
    Other time deposits                  149,464     5.51%      8,241     140,266      5.88%    8,249       541      (549)       (8)
                                       --------------------------------------------------------------------------------------------
    Total interest-bearing
        deposits                         356,075     4.79%     17,050     296,553      5.28%   15,662     2,797    (1,409)    1,388

Non interest-bearing demand deposits      31,866       --          --      23,243        --        --        --        --        --
                                       --------------------------------------------------------------------------------------------
    Total deposits                       387,941     4.39%     17,050     319,796      4.90%   15,662     2,797    (1,409)    1,388

Fed Funds purchased                        2,334     5.06%        118         164      3.05%        5        66        47       113
Note payable                               7,293     7.93%        578       6,590      8.00%      527        56        (5)       51
FHLB advances and other borrowings        24,850     5.56%      1,381      21,022      5.65%    1,187         2       192       194
                                       ---------              -------------------             -------------------------------------
    Total deposits and borrowed
        funds                            422,418     4.53%     19,127     347,572      5.00%   17,381     2,921    (1,175)    1,746
                                                     ----------------                  --------------
Other liabilities                          3,760                            4,788
Stockholders' equity                      27,200                           20,607
                                       ---------                          -------
    Total liabilities and
      stockholders' equity             $ 453,378                          372,967
                                       =========                          =======
Net interest income                                           $20,066                        $ 15,909     4,969      (812)    4,157
                                                              =======                         =====================================
Net yield on earning assets                          4.71%                              4.50%
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

Equity and Capital Resources

         Our capital ratio's were in the "well capitalized" category for all three regulatory capital calculations at December 31, 2000. Our leverage capital ratio was 7.42% in 2000 and 6.84% in 1999, with shareholders' equity of $39.5 million at year-end 2000. For a discussion of capital requirements see Supervision and Regulation - Capital Requirements.

         In September 1999, we completed an Initial Public Offering (IPO) of 700,000 shares of our common stock at a price of $12.50 per share for a total consideration of $8,500,000, before fees and expenses. In connection with the purchase of the two branches from a financial institution, we issued 47,000 shares valued at $588,000. To purchase the minority interest shares of Bank of Dyer in 1999 we issued 7,704 shares of stock valued at approximately $99,000.

         Items that represent common stock equivalents include 460,035 common stock options outstanding at December 31, 2000. At December 31, 2000, there were 69,790 additional common shares available for grant under the stock option plan. We plan to continue granting stock options to selected officers, directors, and other key employees.

Return on Equity and Assets

         Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

                                                    Years Ended December 31,
                                               ---------------------------------
                                                2000         1999         1998
                                               -------      -------      -------
Return on average assets                         0.72%        0.77%        0.89%
Return on average equity                        11.14%       12.91%       16.22%
Average equity to average assets ratio           6.48%        6.00%        5.53%
Dividend payout ratio                           16.56%          --           --

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

         Our banks have liquidity policies and, in the opinion of management, the overall liquidity level is considered adequate. Neither we, nor our banks, are subject to any specific liquidity requirements imposed by regulatory authorities. Our banks are subject to general Federal Reserve guidelines, which do not require a minimum level of liquidity. The ratio for average loans to average deposits for 1999 was 96.6% and for 2000 was 98.1%. We do not know of any trends or demands that are reasonably likely to result in liquidity increasing or decreasing.

Interest Rate Sensitivity

         A key element in the financial performance of financial institutions is the level and type of interest rate risk assumed. The single most significant measure of interest rate risk is the relationship of the repricing periods of earning assets and interest-bearing liabilities. The more closely the repricing periods are correlated, the less interest rate risk we assume. In general, community bank customer preferences tend to push the average repricing period for costing liabilities to a shorter time frame than the average repricing period of earning assets, resulting in a net liability sensitive position in time frames less than one year. A summary of the repricing schedule of our interest earning assets and interest-bearing liabilities (GAP) at year-end 2000 follows:

                                                                                       Over 5
                                           1-90 Days     91-365 Days    1-5 years       years        Total
                                          ------------------------------------------------------------------
Interest earning assets:
   Loans, net                               $198,979       124,594       158,228        25,416       507,217

Securities available for sale                    665         4,468         5,059         5,374        15,566

Securities held to maturity                      265           494         5,353         2,313         8,425

Federal funds sold                            33,025            --            --            --        33,025
Interest-earning deposits                     14,468           195           325            --        14,988
- ------------------------------------------------------------------------------------------------------------
     Total interest earning assets           247,402       129,751       168,965        33,103       579,221
- ------------------------------------------------------------------------------------------------------------
Interest bearing liabilities:
   Interest bearing demand deposits          140,781            --            --            --       140,781
   Savings deposits                           15,662            --            --            --        15,662
   Time deposits                              65,651       200,144        55,261            14       321,070
   FHLB borrowings                             7,180         4,994           529        33,508        46,211
   Notes payable                                  78           976         3,788         3,907         8,749
   Federal funds purchased                     9,575            --            --            --         9,575
- ------------------------------------------------------------------------------------------------------------
   Trust preferred securities                     --            --            --         8,000         8,000
- ------------------------------------------------------------------------------------------------------------
   Total interest bearing liabilities        238,927       206,114        59,578        45,429       550,048
- ------------------------------------------------------------------------------------------------------------
Rate sensitive gap                             8,475       (76,363)      109,387       (12,326)       29,173
- ------------------------------------------------------------------------------------------------------------
Rate sensitive cumulative gap               $  8,475       (67,888)       41,499        29,173        29,173
- ------------------------------------------------------------------------------------------------------------
Cumulative gap as a percentage
  of earnings assets                            1.46%       (11.72)%        7.16%         5.04%
- ------------------------------------------------------------------------------------------------------------

         As shown in the table, we have a cumulative GAP of approximately 1.46% and (11.72)% at the end of 90 days and one year, respectively. Management believes that this level of GAP is appropriate since many of the liabilities which are immediately repriceable can be effectively repriced more slowly than the assets which are contractually immediately repriceable in a rising rate environment. Conversely, those liabilities can often be repriced downward more rapidly than contractually required assets repricing in a downward rate environment. The degree to which management can control the rate of change in deposit liabilities, which are immediately repriceable, is affected to a large extent by the speed and amount of interest rate movements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

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

         The following table provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2000. These market risk sensitive instruments have been entered into by us for purposes other than trading. We do not hold market risk sensitive instruments for trading purposes. Amounts described below do not take into account possible loan, security, or interest bearing deposit renewals or repricing for such renewals. The information provided by this table should be read in connection with our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operation.

                                                            EXPECTED MATURITY DATE -
                                                            YEAR ENDING DECEMBER 31,
- ---------------------------------------------------------------------------------------------------------
                                                      2002 to     2004 to    2006                  FAIR
(Dollars in Thousands)                     2001        2003        2005   THEREAFTER   TOTAL       VALUE
- ---------------------------------------------------------------------------------------------------------
EARNING ASSETS:

Loans, net of unearned interest:(1)

Variable rate                           $ 168,882      6,964      4,112        182    180,140     180,140
   Average interest rate                    10.44%      8.67       7.84       9.98%     10.31%         --

Fixed rate                              $ 144,382     78,097     78,340     26,258    327,077     325,882
   Average interest rate                     9.90%      9.58       9.26       8.25%      9.49%         --

Securities(2)                           $   3,942      4,449      4,532     11,067     23,991      23,971
   Average interest rate                     5.43%      5.71       6.11       6.50%      6.10%         --

Federal funds sold                      $  33,025                                      33,025      33,025
   Average interest rate                     5.89%                                       5.89%

Interest-earning                        $  14,988                                      14,988      14,988
deposits in financial institutions           6.22%                                       6.22%

Interest-bearing deposits               $ 418,444     40,970     18,077         22    477,513     478,960
   Average interest rate                     5.31%      6.49       6.51       4.52%      5.47%         --

Federal funds purchased                 $   9,575                                       9,575       9,575
   Average interest rate                     6.02%                                       6.02%

Other borrowings                        $  13,228      1,409        943     47,380     62,960      62,862
   Average interest rate                     6.77%      6.92       7.61       6.30%      6.43%         --


- ------------------

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

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Cumberland Bancorp, Incorporated

We have audited the consolidated balance sheets of Cumberland Bancorp, Incorporated and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cumberland Bancorp, Incorporated and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.




                                                /s/ Heathcott & Mullaly, P.C.
Brentwood, Tennessee
February 26, 2001, except for Note 24, as to which the date is March 15, 2000

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2000 and 1999


(Dollars in thousands, except share amounts)                     2000       1999
- ----------------------------------------------------------------------------------
Assets:
Cash and due from banks                                       $  22,280     18,255
Interest-bearing deposits in financial institutions              14,988      5,396
Federal funds sold                                               33,025     11,250
Securities available for sale, at fair value                     15,566     16,099
Securities held to maturity, fair value $8,405 and
   $6,594 at December 31, 2000 and 1999, respectively             8,425      6,677
Loans                                                           507,217    440,316
Allowance for loan losses                                        (6,137)    (5,146)
- ----------------------------------------------------------------------------------
   Loans, net                                                   501,080    435,170
- ----------------------------------------------------------------------------------
Premises and equipment                                           23,467     14,578
Accrued interest receivable                                       5,644      4,073
Restricted equity securities                                      4,226      3,529
Investment in unconsolidated affiliates                           4,983      2,441
Other real estate                                                 3,142      2,400
Loan servicing rights                                               985      1,021
Other intangible assets                                           1,577      1,523
Other assets                                                      4,069      3,147
- ----------------------------------------------------------------------------------
   Total assets                                               $ 643,457    525,559
- ----------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:
Deposits
    Noninterest-bearing                                       $  46,629     34,099
    Interest-bearing                                            477,513    401,153
- ----------------------------------------------------------------------------------
   Total deposits                                               524,142    435,252
- ----------------------------------------------------------------------------------
Notes  payable                                                    8,749      7,455
Federal funds purchased                                           9,575      2,275
Advances from Federal Home Loan Bank                             46,211     39,554
Accrued interest payable                                          4,694      3,072
Other liabilities                                                 2,610      2,676
- ----------------------------------------------------------------------------------
   Total liabilities                                            595,981    490,284
- ----------------------------------------------------------------------------------
Trust preferred securities                                        8,000         --
- ----------------------------------------------------------------------------------
Shareholders' equity:
Common stock, $0.50 par value, authorized 20,000,000 shares;
    Shares issued - 6,893,628  in 2000 and 6,857,620 in 1999      3,447      3,429
Additional paid-in capital                                       25,526     25,110
Retained earnings                                                10,682      7,194
Accumulated other comprehensive income (loss)                      (179)      (458)
- ----------------------------------------------------------------------------------
   Total shareholders' equity                                    39,476     35,275
- ----------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                 $ 643,457    525,559
- ----------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                  Years ended December 31, 2000, 1999 and 1998


(Dollars in thousands, except per share data)               2000        1999        1998
- -------------------------------------------------------------------------------------------
Interest income:
Loans, including fees                                    $   48,465      36,528      29,999
Securities                                                    1,537       1,502       1,607
Deposits in financial institutions                              297         253         661
Federal funds sold                                            1,106         710         840
Federal Home Loan Bank dividends                                246         200         183
- -------------------------------------------------------------------------------------------
   Total interest income                                     51,651      39,193      33,290
- -------------------------------------------------------------------------------------------
Interest expense:
Time deposits of $100,000 or more                             5,975       3,411       3,373
Other time deposits                                          18,039      13,639      12,288
Federal funds purchased                                         311         118           5
Notes payable and advances from Federal Home Loan Bank        2,732       1,959       1,715
- -------------------------------------------------------------------------------------------
   Total interest expense                                    27,057      19,127      17,381
- -------------------------------------------------------------------------------------------
   Net interest income                                       24,594      20,066      15,909
Provision for loan losses                                     2,636       1,623       1,188
- -------------------------------------------------------------------------------------------
   Net interest income after
      Provision for loan losses                              21,958      18,443      14,721
- -------------------------------------------------------------------------------------------
Other income:
Service charges on deposit accounts                           2,671       1,683       1,305
Other service charges, commissions and fees                   1,787       1,206       1,039
Mortgage banking activities                                     811         937       1,378
Gain on sale of SBA loans                                       502         464         515
- -------------------------------------------------------------------------------------------
   Total other income                                         5,771       4,290       4,237
- -------------------------------------------------------------------------------------------
Other expenses:
Salaries and employee benefits                               11,169       9,206       7,109
Occupancy                                                     2,725       2,327       1,525
Deposit insurance premiums                                      211         209         205
Other operating                                               6,997       5,367       4,774
Minority interest in earnings of subsidiaries                    30          --          --
- -------------------------------------------------------------------------------------------
   Total other expenses                                      21,132      17,109      13,613
- -------------------------------------------------------------------------------------------
   Income before income taxes                                 6,597       5,624       5,345
Income tax expense                                            2,436       2,113       2,003
- -------------------------------------------------------------------------------------------
   Net earnings                                          $    4,161       3,511       3,342
- -------------------------------------------------------------------------------------------
Net earnings per share - basic                           $     0.60        0.56        0.56
Net earnings per share - diluted                               0.59        0.55        0.55
- -------------------------------------------------------------------------------------------
Weighted average shares outstanding - basic               6,883,656   6,248,130   5,971,306
Weighted average shares outstanding - diluted             7,010,963   6,387,636   6,098,173
- -------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
           Consolidated Statements of Changes in Shareholders' Equity
                  Years ended December 31, 2000, 1999 and 1998

                                                                                                       Accumulated
                                                           Common Stock       Additional                 Other          Total
                                                       --------------------     Paid-in    Retained   Comprehensive  Shareholders'
(Dollars in thousand, except per share data)            Shares       Amount     Capital    Earnings   Income (Loss)    Equity
- ----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                             5,466,571     $2,734      9,273       6,699         (50)         18,656
Sale of common stock to employees                         19,464          9        107          --          --             116
Cash dividends - Dyer                                         --         --         --         (15)         --             (15)
Comprehensive Income:
   Net earnings                                               --         --         --       3,342          --              --
   Other Comprehensive Income:
     Change in unrealized loss on
     Securities  available  for  sale
        net of $24 in income tax benefits                     --         --         --          --         (40)             --
Total Comprehensive Income                                    --         --         --          --          --           3,302
- ------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                             5,486,035      2,743      9,380      10,026         (90)         22,059
Proceeds from sale of
   common stock (private placement)                      100,000         50        950          --          --           1,000
10% stock dividend                                       507,305        254      6,087      (6,341)         --              --
Cash dividend on fractional shares                            --         --         --          (2)         --              (2)
Proceeds from sale of
   common  stock, net of offering costs                  666,711        333      7,800          --          --           8,133
Exercise of stock options                                 42,865         21        236          --          --             257
Issuance of common stock
   in connection  with the acquisition
   of McMinnville branch                                  47,000         24        564          --          --             588
Issuance of common stock
   in connection with the acquisition of  minority
   interest of Bank of Dyer                                7,704          4         93          --          --              97
Comprehensive Income:
   Net earnings                                               --         --         --       3,511          --              --
   Other Comprehensive Income:
      Change in unrealized loss on
         Securities  available  for sale,
         net of $281 in income tax benefits                   --         --         --          --        (368)             --
Total Comprehensive Income                                    --         --         --          --          --           3,143
- ------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                             6,857,620      3,429     25,110       7,194        (458)         35,275
Additional shares issued for
   Bank of Dyer                                               --         --         --          15          --              15
Proceeds from sale of common stock                        34,678         17        410          --          --             427
Exercise of stock options                                  1,330          1          6          --          --               7
Dividends $0.10 per share                                     --         --         --        (688)                       (688)
Comprehensive Income:
   Net earnings                                               --         --         --       4,161          --              --
   Other Comprehensive Income:
      Change in unrealized loss on
      Securities available for sale,
         net of $171 in income taxes                          --         --         --          --         279              --
Total Comprehensive Income                                    --         --         --          --          --           4,440
- ------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                             6,893,628     $3,447     25,526      10,682        (179)         39,476
- ------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2000, 1999 and 1998


(Dollars in thousands)                                                                2000        1999         1998
 --------------------------------------------------------------------------------------------------------------------
Net earnings                                                                       $   4,161       3,511        3,342
Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Provision for loan losses                                                          2,636       1,623        1,188
    Depreciation and amortization                                                      1,543       1,367        1,079
    Operations of unconsolidated affiliates                                              308         104           86
    Mortgage loans originated for sale                                               (65,311)    (51,740)     (74,813)
    Proceeds from sale of mortgage loans                                              66,196      52,494       76,155
    Deferred income tax benefits                                                        (423)       (467)         (87)
    Increase in accrued interest receivable                                           (1,571)       (877)        (276)
    Increase in accrued interest payable and other liabilities                         1,556       1,635          526
    Other, net                                                                        (3,050)     (3,169)        (176)
 --------------------------------------------------------------------------------------------------------------------
   Total adjustments                                                                   1,884         970        3,682
 --------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                           6,045       4,481        7,024
 --------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Net (increase) decrease in interest-bearing deposits in financial institutions      (9,592)     16,600      (12,568)
  (Increase) decrease in federal funds sold                                          (21,775)      3,000       (4,175)
  Purchases of securities available for sale                                            (639)     (3,635)     (23,863)
  Proceeds from maturities and redemptions of securities available for sale            1,171       4,560       14,483
  Purchases of securities held to maturity                                            (3,902)     (1,350)      (4,489)
  Proceeds from maturities and redemptions of securities held to maturity              2,147       4,079        6,449
  Net increase in loans                                                              (69,431)   (109,825)     (53,886)
  Cash received in purchase of branch                                                     --       3,746           --
  Investment in unconsolidated affiliates                                             (2,904)     (1,935)        (613)
  Purchases of premises and equipment                                                (10,329)     (3,627)      (2,766)
  Proceeds from sale of other real estate                                              1,175       1,346           46
 --------------------------------------------------------------------------------------------------------------------
   Net cash used by investing activities                                            (114,079)    (87,041)     (81,382)
 --------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in deposits                                                            88,890      58,375       72,368
  Increase (decrease) in federal funds purchased                                       7,300       2,275       (1,200)
  Increase in advances from Federal Home Loan Bank                                     6,657      21,581          516
  Proceeds from notes payable                                                          4,325         675        3,000
  Repayments of notes payable                                                         (3,031)       (453)        (298)
  Proceeds from issuance of trust preferred securities                                 8,000          --           --
  Dividends paid                                                                        (516)         --          (15)
  Proceeds from issuance of common stock, net                                            434       9,390          117
 --------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                         112,059      91,843       74,488
 --------------------------------------------------------------------------------------------------------------------
   Net increase in cash                                                                4,025       9,283          130
Cash and cash equivalents at beginning of year                                        18,255       8,972        8,842
 --------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                           $  22,280      18,255        8,972
 --------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
 --------------------------------------------------------------------------------------------------------------------
    Interest paid                                                                  $  25,435      18,626       16,880
    Income taxes paid                                                                  3,097       2,660        1,988
 --------------------------------------------------------------------------------------------------------------------
Non-Cash Activities:
    Issuance of common stock - due to acquisitions                                 $      --         685           --
    10% stock dividend                                                                    --       6,341           --
    Assets acquired through foreclosure                                                1,888       3,052           53
 --------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998

(1)      Summary of Significant Accounting Policies

         The accounting policies of Cumberland Bancorp, Incorporated and Subsidiaries conform to generally accepted accounting principles and to general practices within the banking and financial services industry. The significant policies are summarized as follows:

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Cumberland Bancorp, Incorporated (the Company) and its subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.

         Nature of Operations

         Substantially all of the assets, liabilities, and operations presented in the consolidated financial statements are attributable to the five subsidiary banks: Cumberland Bank, BankTennessee, The Community Bank, Bank of Dyer and Bank of Mason. The Banks provide a variety of banking services to individuals and businesses through their eighteen branches located across ten counties in Middle and West Tennessee. Their primary deposit products are demand deposits, savings deposits, and certificates of deposit, and their primary lending products are commercial business, real estate mortgage, and installment loans. Other financial services such as credit insurance, investment products, consumer loan services, and property and casualty insurance are also provided by subsidiaries or divisions of the Banks.

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

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998

(1)      Summary of Significant Accounting Policies, continued

         Unrealized holding gains and losses for available for sale securities are excluded from earnings and reported, net of any income tax effect, as other comprehensive income in shareholders' equity. Realized gains and losses are reported in earnings based on the adjusted cost of the specific security sold.

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

         Transfer and Servicing of Financial Assets and Extinguishments of Liabilities

         SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", was issued in September 2000 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. The statement supersedes SFAS No. 125, although it retains most of SFAS No. 125's provisions without modification. SFAS No. 140 is effective for transactions occurring after March 31, 2001 and is not expected to have a material effect on the Corporation's results of operations, financial position or liquidity. Disclosure regarding securitizations are effective for all fiscal years ending after December 15, 2000.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998

 (1)     Summary of Significant Accounting Policies, continued

         Premises and Equipment

         Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation has been computed on straight-line and accelerated methods, based on the estimated useful lives of the respective asset.

         Other Intangible Assets

         Other intangible assets consist of goodwill and a core deposit intangible. Goodwill consists of the excess of cost over the fair value of the assets acquired from Bancshares of Dyer, Inc. and the excess cost over the fair value of net assets purchased in the acquisition of Bank of Mason. Goodwill is being amortized over 15 years. The core deposit intangible represents the value assigned to a deposit base acquired in the acquisition of another financial institution's branch banking operations in Warren County, Tennessee and is being amortized on the straight line basis over 15 years.

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

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998

(1)      Summary of Significant Accounting Policies, continued

         Loans receivable -- For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

         Restricted equity securities -- The carrying amounts reported in the balance sheet for restricted equity securities approximate their fair value.

         Investments in unconsolidated affiliates -- The carrying amounts reported in the balance sheet for investments in unconsolidated affiliates approximate their fair values.

         Loan servicing rights -- The carrying amounts reported in the balance sheet for servicing rights approximate their fair value.

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

         Federal funds purchased -- The carrying amounts reported in the balance sheet for federal funds purchased approximate their fair value.

         Notes payable, and Federal Home Loan Bank advances -- The fair values of notes payable and advances from the Federal Home Loan Bank are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

         Accrued Interest -- The carrying amounts of accrued interest approximate their fair values.

         Trust Preferred Securities -- Fair values of Trust Preferred Securities are based on quoted market prices of comparable instruments.

         Off-Balance Sheet Financial Instruments -- Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the counter parties' creditworthiness.

         Cash and Cash Equivalents

         Cash and cash equivalents includes amounts in the balance sheet caption, cash and due from banks.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998

(1)      Summary of Significant Accounting Policies, continued

         Earnings per Share

         Earnings per share (EPS) is calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, issued in February 1997. The statement requires the dual presentation of basic and diluted EPS on the income statement. Basic EPS excludes dilution, and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options to issue common stock were exercised or converted into common stock that then shared in the earnings of the entity. EPS has been adjusted for stock splits, but does not include the 2 for 1 split announced subsequent to December 31, 2000, discussed in note 24. In addition, average shares outstanding was increased by 511,783 shares to reflect the pooling of interests with Bancshares of Dyer, Inc. in all periods presented.

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

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998

(1)      Summary of Significant Accounting Policies, continued

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 established a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. SFAS 133 is effective for fiscal years beginning after June 15, 2000, but earlier application is permitted as of the beginning of any fiscal quarters subsequent to June 15, 1998. Upon the statement's initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed, and documented pursuant to the provisions of SFAS 133. Upon adoption of SFAS 133 on January 1, 2001, the statement did not have a material financial statement impact on the Corporation's financial position or operating results.

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

         Reclassifications

         Certain reclassifications have been made to prior year amounts to conform to the 2000 presentation.

(2)      Interest Bearing Deposits

         At December 31, 1999, the Company had certificates of deposit with the Federal Home Loan Bank totaling $4,696,000 and certificates of deposit with a related party institution totaling $700,000.

         At December 31, 2000, the Company had demand deposits totaling $4,448,000 and certificates of deposits totaling $10,000,000 at the Federal Home Loan Bank. In addition, $520,000 in certificates of deposit were with non-affiliated banks. The Company also had demand deposits of $20,000 with non-financial institutions.

(3)      Securities

         The following table reflects the amortized cost and estimated fair values of securities, as well as gross unrealized gains and gross unrealized losses as of December 31, 2000 and 1999.

         -------------------------------------------------------------------------------
                                                        Gross       Gross
                                          Amortized   Unrealized  Unrealized      Fair
         (Dollars in thousands)             Cost        Gains       Losses        Value
         -------------------------------------------------------------------------------
         Available for sale
         U.S. Treasury and U.S.
           government agencies              $ 9,982        --         (94)         9,888
         Obligations of state and
           political subdivisions             2,842        39         (15)         2,866
         Mortgage-backed securities           1,249         6          (9)         1,246
         Marketable equity securities         1,495        --        (162)         1,333
         Other debt securities                  217        --          --            217
         Other securities                        16        --          --             16
         -------------------------------------------------------------------------------
           December 31, 2000                $15,801        45        (280)        15,566
         -------------------------------------------------------------------------------

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

(3)      Securities, continued

         -------------------------------------------------------------------------------
                                                        Gross       Gross
                                          Amortized   Unrealized  Unrealized     Fair
         (Dollars in thousands)             Cost        Gains       Losses       Value
         -------------------------------------------------------------------------------
         Held to maturity
         U.S. Treasury and U.S.
           government agencies              $ 4,600        --         (13)         4,587
         Obligations of state and
           political subdivisions               654         9          --            663
         Mortgage-backed securities           3,171        23         (39)         3,155
         -------------------------------------------------------------------------------
           December 31, 2000                $ 8,425        32         (52)         8,405
         -------------------------------------------------------------------------------
         Available for sale
         U.S. Treasury and U.S.
           government agencies              $10,696        --        (318)        10,378
         Obligations of state and
           political subdivisions             2,869        --        (142)         2,727
         Mortgage-backed securities           1,490         3         (29)         1,464
         Marketable equity securities         1,477        --        (209)         1,268
         Other securities                       261         1          --            262
         -------------------------------------------------------------------------------
           December 31, 1999                $16,793         4        (698)        16,099
         -------------------------------------------------------------------------------
         Held to maturity
         U.S. Treasury and U.S.
           government agencies              $ 2,560        --         (54)         2,506
         Obligations of state and
           political subdivisions               230         6          --            236
         Mortgage-backed securities           3,844        20         (55)         3,809
         Other securities                        43        --          --             43
         -------------------------------------------------------------------------------
           December 31, 1999                $ 6,677        26        (109)         6,594
         -------------------------------------------------------------------------------

         The carrying amounts and estimated fair value of securities at December 31, 2000 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        Available for sale          Held to maturity
                                                      -------------------------------------------------
         (Dollars in thousands)                       Amortized        Fair      Amortized       Fair
                                                         Cost          Value        Cost         Value
         ----------------------------------------------------------------------------------------------
         Due in one year or less                       $ 3,764         3,747          195          194
         Due after one through five years                4,873         4,832        4,149        4,139
         Due after five through ten years                2,556         2,555          910          917
         Due after ten years                             1,631         1,620           --           --
         Marketable equity securities                    1,495         1,333           --           --
         Mortgage-backed securities                      1,249         1,246        3,171        3,155
         SBA loan pool participation                       217           217           --           --
         Other securities                                   16            16           --           --
         ----------------------------------------------------------------------------------------------
                                                       $15,801        15,566        8,425        8,405
         ----------------------------------------------------------------------------------------------

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998

(3)      Securities, continued

         Securities carried at approximately $15,283,000 at December 31, 2000 and $9,572,000 at December 31, 1999 were pledged to secure deposits and for other purposes as required or permitted by law. The fair value of the securities portfolio is established by an independent pricing service as of the approximate dates indicated.

         At December 31, 1999, the Company did not hold securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of shareholders' equity.

 (4)     Loans

         A summary of loans outstanding by category follows:

         (Dollars in thousands)                                    2000         1999
         ------------------------------------------------------------------------------
         Real estate - construction and development             $  73,706    $  80,789
         Real estate - 1 to 4 family residential properties       181,723      157,820
         Real estate - other                                       63,450       49,708
         Commercial, financial and agricultural                   131,548      102,385
         Consumer                                                  58,156       50,643
         Other                                                      1,396        1,744
         ------------------------------------------------------------------------------
                                                                  509,979      443,089
         Net deferred loan fees and discounts                        (608)        (639)
         Unearned income                                           (2,154)      (2,134)
         ------------------------------------------------------------------------------
                                                                $ 507,217    $ 440,316
         ------------------------------------------------------------------------------

         In addition to the loans shown above, loans serviced for others totaled $102,622,000 and $92,208,000 at December 31, 2000 and 1999,
         respectively.

         Certain parties (principally directors and officers of the Company or the Banks, including their affiliates, families, and companies in which they hold ten percent or more ownership) were customers of, and had loans and other transactions with the Banks in the ordinary course of business. The outstanding balances of such loans totaled $6,160,000 and $4,147,000 as of December 31, 2000 and 1999, respectively. These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectibility or present other unfavorable features. During 2000, the Company advanced $5,109,000 and received payments of $3,096,000 on such loans.

(5)      Financial Instruments With Off-Balance Sheet Risk

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

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998

(5)      Financial Instruments With Off-Balance Sheet Risk, continued

         Financial Instruments with Off-Balance Sheet Risk     (Dollars in Thousands)
         ----------------------------------------------------------------------------
         Contractual commitments to extend credit                     $71,045
         Standby letters of credit                                    $ 3,060
         ----------------------------------------------------------------------------

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

         The Banks have a recourse obligation for 90 days from the purchase date for loans sold to investors. At December 31, 2000, loans sold to the investors with existing recourse approximated $12,366,000. The obligation on these loans relates to performance by the borrower.

(6)      Concentrations of Credit

         The Banks grant agribusiness, commercial, construction, and individual loans to customers located primarily within the middle and western portion of Tennessee. Concentration by type of loans are presented in note 3.

(7)      Allowance for Loan Losses

         Transactions in the allowance for loan losses were as follows:

         (Dollars in thousands)                                 2000      1999      1998
         ----------------------------------------------------------------------------------
         Balance at beginning of year                          $ 5,146     4,012     3,214
         Allowance for loan losses of Bank of Mason
            due to acquisition                                      57        --        --
         Increase in allowance due to acquisition of branch         --       152        --
         Provisions charged to operating expense                 2,636     1,623     1,188
         Loans charged-off                                      (1,861)     (758)     (512)
         Recoveries of previously charged-off loans                159       117       122
         ----------------------------------------------------------------------------------
         Balance at end of year                                $ 6,137     5,146     4,012
         ----------------------------------------------------------------------------------

         The Company had approximately $5,953,000 and $2,687,000 at December 31, 2000 and 1999, respectively, in loans which were considered impaired under SFAS 114. Accrual of interest had been discontinued on these loans as of those dates. The allowance for loan losses related to these loans was approximately $893,000 and $537,000 at December 31, 2000 and 1999, respectively. If such loans had been on an accrual basis, interest income would have been approximately $499,000, $125,000 and $121,000 higher in 2000, 1999 and 1998, respectively.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998

(8)      Premises and Equipment

         Premises and equipment are summarized as follows:

         (Dollars in thousands)                            2000       1999
         -------------------------------------------------------------------
         Land                                            $ 4,786      3,816
         Buildings and improvements                       13,806      6,938
         Leasehold improvements                              903      1,354
         Furniture, fixtures and equipment                 7,397      5,475
         Automobiles                                         155        155
         Construction-in-progress                          1,931        956
         -------------------------------------------------------------------
                                                          28,978     18,694
         Less accumulated depreciation                     5,511      4,116
         -------------------------------------------------------------------
              Net premises and equipment                 $23,467     14,578
         -------------------------------------------------------------------

         Depreciation expense related to premises and equipment amounted to $1,440,000 in 2000, $1,114,000 in 1999 and $928,000 in 1998.

         A director's construction company was paid $2,784,000 as the general contractor for building a branch of one of the subsidiaries. In another transaction, $250,000 was paid to a director of the Company and his associate by one subsidiary to purchase a building site for a new branch. Also, a partnership, in which a director of one subsidiary was a partner, was paid $680,000 for a branch office. These transactions were made on substantially the same terms as those prevailing at the time for comparable transactions with other persons.

(9)      Investment in Unconsolidated Affiliates

         Investments in unconsolidated affiliates consist of the following:

         (Dollars in thousands)                                      2000      1999
         ----------------------------------------------------------------------------
         Investment in Murray Bank (50% ownership)                  $2,095     2,013
         Investment in Insurors Bank of Tennessee (50% ownership)    2,681       156
         Other investments in other unconsolidated affiliates          207       272
         ----------------------------------------------------------------------------
                                                                    $4,983     2,441
         ----------------------------------------------------------------------------

         The Company uses the equity method of accounting in recording investments in unconsolidated subsidiaries. The initial investment is recorded at cost and the carrying amount of the investment is increased or decreased by the proportionate share of earnings or losses. Any dividends received are recorded as a reduction in the investment.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998

(10      Restricted Equity Securities

         Restricted equity securities consist of securities which are restricted as to transferability. These securities are recorded at cost.

         (Dollars in thousands)                                 2000      1999
         -----------------------------------------------------------------------
         Federal Home Loan Bank                                $3,551     2,981
         Federal Reserve Bank                                     562       435
         Bankers Bank                                             100       100
         FNMA                                                      13        13
         -----------------------------------------------------------------------
                                                               $4,226     3,529
         -----------------------------------------------------------------------

(11)     Other Intangible Assets

         A summary of other intangible assets at December 31, 2000 and 1999 follows:

         (Dollars in thousands)                         2000      1999      1998
         -----------------------------------------------------------------------
         Deposit premium                               $1,475     1,475       --
         Goodwill                                         230        73       --
         -----------------------------------------------------------------------
                                                        1,705     1,548       --
         Accumulated amortization                         128        25       --
         -----------------------------------------------------------------------
         Net intangible assets                         $1,577     1,523       --
         -----------------------------------------------------------------------

         Amortization expense related to intangible assets amounted to $103,000 and $25,000 in 2000 and 1999.

(12)     Deposits

         A summary of deposits at December 31, 2000 and 1999 follows:

         (Dollars in thousands)                             2000        1999
         ----------------------------------------------------------------------
         Noninterest-bearing demand                       $ 46,629      34,099
         Interest-bearing demand                           140,781     130,777
         Savings                                            15,662      16,383
         Certificates of deposit of $100,000 or more       114,137      83,089
         Other time                                        206,933     170,904
         ----------------------------------------------------------------------
              Total deposits                              $524,142     435,252
         ----------------------------------------------------------------------

         At December 31, 2000 scheduled maturities of time deposits are as follows:

         (Dollars in thousands)
         -------------------------------------------------------------------
         One year or less                                         $265,796
         Due after one year through three years                     45,242
         Due after three years                                      10,032
         -------------------------------------------------------------------
                                                                  $321,070
         -------------------------------------------------------------------

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998

(13)     Advances From Federal Home Loan Bank

         The Company is participating in a program with the Federal Home Loan Bank (FHLB) of Cincinnati to provide funds to the public for affordable housing. The FHLB advances funds to the Company with the requirement that the advances are secured by qualifying loans, essentially home mortgages (1-4 family residential). To participate in this program, the Company is required to be a member of the Federal Home Loan Bank and own stock in the FHLB. The Company has $3,551,000 of such stock at December 31, 2000 to satisfy this requirement.

         At December 31, 2000 and 1999, advances from the FHLB totaled $46,211,000 and $39,554,000, respectively. The interest rates on these advances ranged from 4.79% to 9.125%. Qualifying loans totaling $75,128,000 were pledged as security under a blanket pledge agreement with the FHLB at December 31, 2000.

         Maturities of the advances from FHLB at December 31, 2000 are as follows:

         (Dollars in thousands)
                                 2001                                $ 17,060
                                 2002                                   2,113
                                 2003                                     529
                                 2004                                       -
                             Later years                               26,509
                                                                    ---------
                                                                     $ 46,211
                                                                    ---------

(14)     Notes Payable

         Notes payable consist of the following:

         (Dollars in thousands)                                    2000    1999
         -----------------------------------------------------------------------
         Note payable to a lending institution which bears
         interest at a rate of 8.25% until June 14, 2003 at
         which time the rate will be at prime. Interest is
         payable quarterly and principal is payable quarterly
         or on an annual basis of at least 10% of the
         outstanding balance commencing on June 15, 1998. The
         note is secured by 100% of the common stock of
         Cumberland Bank.                                        $ 1,002   1,145

         Note payable to a lending institution which bears interest at a rate of 8.25%. Interest is payable quarterly and principal is payable in fifteen quarterly installments of $77,500 commencing on June
         30, 1998, and one final payment of $37,500 due on March 31, 2002. The note is secured by 100% of the common stock of BankTennessee and The Community Bank.

                                                                     347     735

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998

(14)     Notes Payable, continued

         Note payable to a lending institution which bears
         interest at prime rate. Interest is payable quarterly
         and principal is payable in one installment of
         $40,000 on March 31, 2002, and 24 quarterly
         installments commencing on June 30, 2002 of $77,500.
         The note is secured by 100% of the common stock of
         BankTennessee and The Community Bank.                        --   1,900

         $5,000,000 line of credit from a lending institution
         with an optional variable or fixed interest rate to
         be selected for each advance. Variable rate equal to
         90 day LIBOR Rate plus 225 basis points. Advances can
         be made on the line from inception to June 30, 2003.
         Interest is payable quarterly. Principal is payable
         in forty equal quarterly payments commencing
         September 30, 2002 of 2.78% of the respective
         advances. Advances made on or after July 1, 2002
         through June 30, 2003 shall convert to thirty-six
         quarterly interest plus principal payments beginning
         September 30, 2003. Quarterly principal payments
         shall be 2.78% of the respective balance for each
         advance. The note is secured by all of the
         outstanding shares of the capital stock of Cumberland
         Bank, BankTennessee, The Community Bank, The Bank of
         Dyer and any shares of capital stock of the Company
         in any other banks.                                       2,000      --

         $6,000,000 line of credit from a lending institution
         which bears interest at a rate of 7.50%. Advances can
         be made on the line from inception to March 31, 2000.
         Interest is payable quarterly and principal is
         payable in ten annual installments of $600,000
         commencing April 1, 2000. The note is secured by 100%
         of the common stock of Cumberland Bank,
         BankTennessee, and The Community Bank.                    5,400   3,675
         -----------------------------------------------------------------------
                                                                 $ 8,749   7,455
         -----------------------------------------------------------------------

         Minimum annual principal payments for future years are as follows:

         (Dollars in thousands)
                                         2001                           $1,053
                                         2002                              881
                                         2003                              943
                                         2004                              943
                                         2005                              943
                                     Later years                         3,986
                                                                      ---------
                                                                        $8,749
                                                                      ---------

         The Company has agreed to certain covenants in connection with the notes payable to the lending institution. These covenants include, among other things, minimum financial ratios for the subsidiary Banks. The Banks were in compliance with all of the provisions of the loan covenants as of December 31, 2000.

         The Company entered into a new loan agreement for a $6,000,000 line of credit during 1998. In the loan agreement, the lending institution placed a covenant restricting capital. The covenant states if the Company is current on principal and interest payments, it will be permitted to pay dividends to shareholders not exceeding twenty-five percent of net earnings.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998

(15)     Trust Preferred Securities

         On December 29, 2000, Cumberland Bancorp, Incorporated, through Cumberland Capital Trust I and with the assistance of its Placement Agent, sold to institutional investors $8,000,000 of capital securities. Cumberland Capital Trust I, a Delaware business trust wholly owned by Cumberland Bancorp, Incorporated, issued $8,000,000 of Floating Rate Capital Securities. Holders of the Capital Securities are entitled to receive preferential cumulative cash distributions from the Trust, at a rate per annum reset quarterly equal to the sum of three month LIBOR plus 350 basis points applied to the liquidation amount of $1,000 per Capital Security, accruing from the date of original issuance and payable quarterly in arrears on January 1, April 1, July 1 and October 1 each year commencing April 1, 2001. The rate was 9.93% at December 31, 2000. The Company can defer payment of interest on the subordinated debt securities at any time or from time to time for a period not to exceed twenty consecutive quarters.

         The proceeds were upstreamed to Cumberland Bancorp, Incorporated as junior subordinated debt under the same terms and conditions. Cumberland Bancorp, Incorporated has, through various contractual arrangements, fully and unconditionally guaranteed all of Cumberland Capital Trust I's obligations with respect to the capital securities. These Capital Securities qualify as a Tier I Capital and are presented in the Consolidated Balance Sheets as Trust Preferred Securities. The sole asset of Cumberland Capital Trust I is $8,000,000 of junior subordinated debentures issued by Cumberland Bancorp, Incorporated. These junior subordinated debentures also carry the same floating rate and both mature on December 25, 2025; however, the maturity of both may be shortened to a date not earlier than December 25, 2005.

(16)     Income Taxes

         Income tax expense (benefits) consist of the following:

         (Dollars in thousands)                                     2000       1999      1998
         ---------------------------------------------------------------------------------------
         Current:
            Federal                                               $ 2,398      2,165     1,755
            State                                                     456        412       335
         ---------------------------------------------------------------------------------------
              Total current tax                                     2,854      2,577     2,090
         ---------------------------------------------------------------------------------------
         Deferred:
            Federal                                                  (357)      (393)      (77)
            State                                                     (66)       (74)      (10)
         ---------------------------------------------------------------------------------------
              Total deferred tax benefits                            (423)      (467)      (87)
         ---------------------------------------------------------------------------------------
         Tax benefits credited to shareholders' equity related
         to exercise of stock options                                   5          3        --
         ---------------------------------------------------------------------------------------
              Total income tax expense                            $ 2,436    $ 2,113     2,003
         ---------------------------------------------------------------------------------------

         Significant temporary differences between tax and financial reporting that give rise to deferred tax assets (liabilities) included in other assets on the consolidated balance sheet are as follows at December 31, 2000 and 1999:

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998

(16)     Income Taxes, continued

         (Dollars in thousands)                             2000      1999
         -------------------------------------------------------------------
         Allowance for loan losses                        $ 2,164     1,752
         Unrealized loss on securities                         59       252
         Deferred loan fees                                   100       139
         Other                                                398       192
         -------------------------------------------------------------------
              Total deferred tax assets                     2,721     2,335
         -------------------------------------------------------------------
         FHLB stock dividends                                (562)     (475)
         Premises and equipment                              (480)     (442)
         Loan servicing rights                               (356)     (388)
         Other                                               (143)        -
         -------------------------------------------------------------------
             Total deferred tax liabilities                (1,541)   (1,305)
         -------------------------------------------------------------------
         Net deferred tax asset                           $ 1,180     1,030
         -------------------------------------------------------------------

         A reconciliation of the provision for income taxes with the amount of income taxes computed by applying the federal statutory rate (34%) to earnings before income taxes follows:

         (Dollars in thousands)                                 2000       1999      1998
         ----------------------------------------------------------------------------------
         Computed expected provision for income taxes          $ 2,243     1,912     1,817
         Increase (decrease) in taxes resulting from:
            State income taxes, net of federal tax benefit         261       223       215
            Tax exempt interest                                    (69)      (48)       --
            Other, net                                               1        26       (29)
         ----------------------------------------------------------------------------------
               Total income tax expense                        $ 2,436     2,113     2,003
         ----------------------------------------------------------------------------------

         During 1996, the subsidiary Banks began computing their tax bad debt reserves under the rules which apply to commercial banks. In years prior to 1996, the Banks obtained tax bad debt deductions of approximately $1.8 million in excess of their financial statement allowance for loan losses for which no provision for federal income tax was made. These amounts are subject to federal income tax in future years if used for purposes other than to absorb bad debt losses. This excess reserve is subject to recapture only if a bank ceases to qualify as a bank as defined in the Internal Revenue Code.

(17)     Minimum Capital Standards

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

         Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000 and 1999, that all capital adequacy requirements to which they are subject are met.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998

(17)     Minimum Capital Standards, continued

         As of December 31, 2000, the most recent notification from the Federal Reserve Bank categorized the Company and all Bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company and the Banks must maintain total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the category.

         The Company has reached an agreement with the Federal Reserve Bank to maintain the Bank subsidiaries as well capitalized for a period of two years beginning October 2000 and for the Company to maintain a total capital to risk-weighted assets ratio of at least 10%.

         The Company and the Banks' actual capital amounts and ratios at December 31, 2000 and 1999, are as follows:

                                                                        To be well
                                                                       capitalized
                                                                          under
                                                                          prompt
                                                                        corrective
                                                         Required         action
         (Dollars in thousands)                           Minimum       provisions   Actual
         ------------------------------------------------------------------------------------
         December 31, 2000
         Cumberland Bancorp, Incorporated
         Amount:
            Tier I to average assets - leverage          $   24,820        31,025    46,070
            Tier I to risk-weighted assets                   19,359        29,038    46,070
            Total capital to risk-weighted assets            38,718        48,397    52,207
         Ratios:
            Tier I to average assets - leverage                4.00%         5.00%     7.42%
            Tier I to risk-weighted assets                     4.00%         6.00%     9.52%
            Total capital to risk-weighted assets              8.00%        10.00%    10.79%

         Cumberland Bank
         Amount:

            Tier I to average assets - leverage          $    9,151        11,438    16,490
            Tier I to risk-weighted assets                    7,475        11,212    16,490
            Total capital to risk-weighted assets            14,949        18,686    18,823
         Ratios:
            Tier I to average assets - leverage                4.00%         5.00      7.21%
            Tier I to risk-weighted assets                     4.00%         6.00      8.82%
            Total capital to risk-weighted assets              8.00%        10.00     10.07%

         BankTennessee
         Amount:
            Tier I to average assets - leverage          $    8,189        10,236    15,047
            Tier I to risk-weighted assets                    6,650         9,975    15,047
            Total capital to risk-weighted assets            13,300        16,625    17,125
         Ratios:
            Tier I to average assets - leverage                4.00%         5.00      7.35%
            Tier I to risk-weighted assets                     4.00%         6.00      9.05%
            Total capital to risk-weighted assets              8.00%        10.00     10.30%

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998

(17)     Minimum Capital Standards, continued

                                                                        To be well
                                                                       capitalized
                                                                          under
                                                                          prompt
                                                                        corrective
                                                         Required         action
         (Dollars in thousands)                           Minimum       provisions   Actual
         ------------------------------------------------------------------------------------
         December 31, 2000
         The Community Bank
         Amount:
            Tier I to average assets - leverage          $    4,542         5,677     8,392
            Tier I to risk-weighted assets                    3,667         5,500     8,392
            Total capital to risk-weighted assets             7,334         9,167     9,399
         Ratios:
            Tier I to average assets - leverage                4.00%         5.00      7.39%
            Tier I to risk-weighted assets                     4.00%         6.00      9.15%
            Total capital to risk-weighted assets              8.00%        10.00     10.25%

         Bank of Dyer
         Amount:
            Tier I to average assets - leverage          $    1,822         2,352     3,475
            Tier I to risk-weighted assets                    1,341         2,012     3,475
            Total capital to risk-weighted assets             2,682         3,353     3,830
         Ratios:
            Tier I to average assets - leverage                4.00%         5.00      7.39%
            Tier I to risk-weighted assets                     4.00%         6.00     10.36%
            Total capital to risk-weighted assets              8.00%        10.00     11.42%

         Bank of Mason
         Amount:
            Tier I to average assets - leverage          $      359           449       934
            Tier I to risk-weighted assets                      189           284       934
            Total capital to risk-weighted assets               379           474     1,002
         Ratios:
            Tier I to average assets - leverage                4.00%         5.00     10.41%
            Tier I to risk-weighted assets                     4.00%         6.00     19.72%
            Total capital to risk-weighted assets              8.00%        10.00     21.15%
         ----------------------------------------------------------------------------------------------
         December 31, 1999
         Cumberland Bancorp, Incorporated
         Amount:
            Tier I to average assets - leverage          $   20,011        25,014    34,210
            Tier I to risk-weighted assets                   16,656        24,983    34,210
            Total capital to risk-weighted assets            33,311        41,639    39,367
         Ratios:
            Tier I to average assets - leverage                4.00%         5.00      6.84%
            Tier I to risk-weighted assets                     4.00%         6.00      8.22%
            Total capital to risk-weighted assets              8.00%        10.00      9.45%

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998

(17)     Minimum Capital Standards, continued

                                                                        To be well
                                                                       capitalized
                                                                          under
                                                                          prompt
                                                                        corrective
                                                         Required         action
         (Dollars in thousands)                           Minimum       provisions   Actual
         ------------------------------------------------------------------------------------
         December 31, 1999
         Cumberland Bank
         Amount:
            Tier I to average assets - leverage          $    7,572         9,465    12,539
            Tier I to risk-weighted assets                    6,017         9,026    12,539
            Total capital to risk-weighted assets            12,034        15,043    14,427
         Ratios:
            Tier I to average assets - leverage                4.00%         5.00%     6.62%
            Tier I to risk-weighted assets                     4.00%         6.00%     8.34%
            Total capital to risk-weighted assets              8.00%        10.00%     9.59%

         BankTennessee
         Amount:
            Tier I to average assets - leverage          $    3,131         3,914    11,138
            Tier I to risk-weighted assets                    5,862         8,793    11,138
            Total capital to risk-weighted assets            11,724        14,656    12,970
         Ratios:
            Tier I to average assets - leverage                4.00%         5.00%     6.25%
            Tier I to risk-weighted assets                     4.00%         6.00%     7.60%
            Total capital to risk-weighted assets              8.00%        10.00%     8.85%

         The Community Bank
         Amount:
            Tier I to average assets - leverage          $    3,751         4,689     6,417
            Tier I to risk-weighted assets                    3,275         4,912     6,417
            Total capital to risk-weighted assets             6,549         8,187     7,267
         Ratios:
            Tier I to average assets - leverage                4.00%         5.00%     6.84%
            Tier I to risk-weighted assets                     4.00%         6.00%     7.84%
            Total capital to risk-weighted assets              8.00%        10.00%     8.88%

         Bank of Dyer
         Amount:
            Tier I to average assets - leverage          $    1,614         2,018     2,598
            Tier I to risk-weighted assets                    1,086         1,629     2,598
            Total capital to risk-weighted assets             2,173         2,716     2,896
         Ratios:
            Tier I to average assets - leverage                4.00%         5.00%     6.44%
            Tier I to risk-weighted assets                     4.00%         6.00%     9.57%
            Total capital to risk-weighted assets              8.00%        10.00%    10.66%
         -------------------------------------------------------------------------------------

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998

(18)     Employee Benefits

         The Company maintains a 401(k) savings plan for all employees who have completed six months of service and are 21 or more years of age. Employer contributions to the plan are determined annually by the board of directors. The Company's expenses related to the plan were $414,139 in 2000, $273,848 in 1999 and $138,839 in 1998.

(19)     Fair Values of Financial Instruments

         The estimated fair values of the Company's financial instruments are as follows at December 31, 2000 and 1999:

                                                     2000                 1999
                                              ---------------------------------------
                                              Carrying     Fair    Carrying     Fair
         (Dollars in thousands)                 Value      Value     Value     Value
         ----------------------------------------------------------------------------
         Financial assets:
            Cash and due from banks            $ 22,280    22,280    18,255    18,255
            Interest-bearing deposits in
               financial institutions            14,988    14,988     5,396     5,396
            Federal funds sold                   33,025    33,025    11,250    11,250
            Securities available for sale        15,566    15,566    16,099    16,099
            Securities held to maturity           8,425     8,405     6,677     6,594
            Loans, net of allowance             501,080   499,885   435,170   434,215
            Accrued interest receivable           5,644     5,644     4,073     4,073
            Restricted equity securities          4,226     4,226     3,529     3,529
            Investment in unconsolidated
              affiliates                          4,983     4,983     2,441     2,441
            Loan servicing rights                   985       985     1,021     1,021
         Financial liabilities:
            Deposits with defined maturities    321,070   322,517   253,993   253,706
            Deposits with undefined
                maturities                      203,072   203,072   181,259   181,259
            Notes payable                         8,749     8,730     7,455     7,250
            Federal funds purchased               9,575     9,575     2,275     2,275
            Advances from FHLB                   46,211    45,105    39,554    38,484
             Accrued interest payable             4,694     4,694     3,072     3,072
            Trust Preferred Securities            8,000     8,000        --        --

                                                    Notional     Fair     Notional    Fair
                                                     Amounts     Value     Amount     Value
         -----------------------------------------------------------------------------------
         Off-balance sheet financial instruments:
            Commitments to extend credit             $69,285       -       76,436       --
            Standby letters of credit                  3,070       -        3,467       --
            Mortgage loans sold subject to
               repurchase provisions                  12,366       -       13,157       --

         The carrying values in the preceding table are included in the consolidated balance sheets under the applicable captions.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

(20)     Business Combinations and Acquisitions

         On December 31, 1999, Cumberland Bancorp, Incorporated (CBI) acquired for approximately 511,783 shares of its common stock, all of the outstanding capital stock of Bancshares of Dyer, Inc. (BDI), a bank holding company in Dyer, Tennessee, which owned approximately 98% of Bank of Dyer. The merger has been accounted for as a pooling of interests and accordingly, financial information for periods prior to the merger reflect retroactive restatement of the companies' combined financial position and operating results. No adjustments were necessary to conform the accounting practices of the companies.

         The following presents certain financial data for the separate entities prior to the combination of CBI with BDI for the years ended December 31, 1999 and 1998.

         (Dollars in thousands, except per share data)
                                                           1999        1998
         ---------------------------------------------------------------------
         Total revenue:*
         CBI, as originally reported                      $22,696      18,583
         BDI                                                1,660       1,563
         ---------------------------------------------------------------------
         CBI                                              $24,356      20,146
         ---------------------------------------------------------------------
         Net income:
         CBI, as originally reported                      $ 3,270       3,018
         BDI                                                  241         324
         ---------------------------------------------------------------------
         CBI                                              $ 3,511       3,342
         ---------------------------------------------------------------------

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

         Assets (Dollars in thousands)
         ----------------------------------------------------------------------
         Cash received in transaction                                  $ 3,746
         Loans, net                                                     13,276
         Premises and equipment                                          1,456
         Other assets                                                      222
         Deposit premium                                                 1,475
         ----------------------------------------------------------------------
                                                                      $ 20,175
         ----------------------------------------------------------------------
         Liabilities
         ----------------------------------------------------------------------
         Deposits assumed                                             $ 19,473
         Other liabilities                                                 114
         Common shares issued to complete transaction                      588
         ----------------------------------------------------------------------
                                                                      $ 20,175
         ----------------------------------------------------------------------

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998

(20)     Business Combinations and Acquisitions, continued

         During 2000, the Company purchased additional shares of stock in the Bank of Mason for $365,000 giving the Company 53% of the outstanding stock at December 31, 2000. The excess cash paid over the fair value of net assets acquired is recorded as goodwill in the consolidated financial statements. The Bank of Mason has been appropriately included in the consolidated financial statements of the Company for the period in which Cumberland Bancorp, Incorporated had controlling interest. Bank of Mason has approximately $9 million in total assets. Its operations are not material to the consolidated financial statements. Subsequent to December 31, 2000, the Company issued 53,250 shares for the remaining interest in Bank of Mason.

(21)     Commitments and Contingencies

         The Company has entered into various noncancellable operating lease arrangements in connection with its operating locations. Based upon these agreements at December 31, 2000, future minimum lease commitments are as follows:

         (Dollars in thousands)
         --------------------------------------------------------------------
                                          2001                        $  236
                                          2002                           222
                                          2003                           216
                                          2004                            98
                                          2005                            11
                                       Thereafter                         22
         --------------------------------------------------------------------
                                                                      $  805
         --------------------------------------------------------------------

         Rentals relating to these agreements which are included in occupancy expense amounted to $265,000 in 2000, $196,000 in 1999 and $212,000 in
         1998.

         During 2000, the subsidiaries of the Company leased certain premises from related parties. The related expense from the leases totaled approximately $49,000 in 2000.

         During 1997, the Company entered into an agreement with a group of investors to open a BankTennessee branch in Ripley, Tennessee. In return, these investors purchased 222,500 shares (as adjusted for the March 1998 stock split) of the Company's common stock for $4.49 per share (as adjusted for the March 1998 stock split). The agreement with the Ripley group addresses a spin-off of the Ripley branch into a separate entity after the branch reaches $30 million in assets and becomes profitable. It is anticipated that the Ripley group will own 50% of the new entity and Cumberland Bancorp, Incorporated will own 50% of the new entity. However, there are several provisions in the agreement that could alter the anticipated structure.

         During 1999 and 1998, the Company invested approximately $2,300,000 representing a 50% interest in a de novo bank in Murray, Kentucky. The Company's pro rata portion of the organization and start-up costs of approximately $92,500 in 1998 and $60,000 in 1999, in the respective periods have been expensed.

         The Murray Bank opened in June, 1999 and it incurred an operating loss of approximately $275,000 in 1999. Earnings of approximately $26,000 were reported in 2000. This investment is being accounted for by the equity method of accounting, whereby the Company's pro rata share of its operations are shown as an adjustment of the original investment and included in other operating expenses on the consolidated statements of earnings.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998

(21)     Comments and Contingencies, continued

         The investors that bought the remaining 50% of the Murray Bank exercised their rights to purchase $250,000 worth of stock based upon a price of 1.5 multiplied by the Company's book value when the charter was granted to the Murray Bank by the OTS. An additional $250,000 in stock options become exercisable at 1.5 multiplied by the Company's book value if the Murray Bank attains certain financial objectives.

         During 1999, the Company became involved in organizing a de novo bank called Insurors Bank of Tennessee. The Company owns 50% and the remaining 50% is owned by InsCorp, Inc., which is primarily owned by Independent Insurance Agents in the State of Tennessee. The Company invested approximately $2,830,000 during 2000 and 1999. Organization and start-up costs were approximately $191,859 for 2000 and $24,000 in 1999. In November 2000, the Insurors Bank of Tennessee opened and incurred an operating loss of approximately $492,000 for the year ended December 31, 2000.

         In the normal course of business there are commitments outstanding and contingent liabilities such as legal proceedings pending against the Bank. In the opinion of management, no material adverse effect on the financial position is anticipated as a result of these items.

(22)     Stock Options

         The Company issues non-qualified stock options to employees, non-employee directors, and bank advisory board members. The option plan provides for the issuance of the Company's common stock at a price determined by the plan's committee, which is the Board of Directors of the Company. As a matter of policy, the Board of Directors has issued options at an exercise price equal to the fair market value of the Company's common stock at the date of grant. Share and per share amounts in the accompanying text and tables have been adjusted for stock splits and stock dividends (excluding the split announced subsequent to December 31, 2000 described in note 24).

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

         (Dollars in thousands, except per share data)
                                         2000                       1999                      1998
                             As Reported      Proforma   As Reported    Proforma    As Reported   Proforma
                         ----------------------------------------------------------------------------------
         Net income           $   4,161         3,960        3,511        3,344        3,342        3,206
         Basic earnings
          per share           $    0.60          0.58         0.56         0.54         0.56         0.54
         Diluted earnings
          per share           $    0.59          0.56         0.55         0.52         0.55         0.53

         The fair value of the options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: dividend yield of 0.8% in 2000 and 0% in prior years, risk-free interest rate of 6.0 percent in all years, expected lives of five years, and expected volatility of 40 percent in 2000, 47 percent in 1999 and 53 percent in 1998.

         The weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 2000, 1999 and 1998 was $5.19, $6.09 and $3.16, respectively.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998

  (22)   Stock Options, continued

         Effective March 1, 1998, the Company approved 550,000 shares available for a stock option plan. These options become exercisable at a rate of 20% per year or at the end of five years. These options generally expire within six to ten years or earlier if an employee leaves.

         A summary of the stock option activity for 2000, 1999 and 1998 is as follows:

                                                                                                  Weighted
                                                           Shares         Shares       Option      Average
         (Dollars in thousands, except per share          Available       Under        Shares      Exercise
         data)                                           for Option       Option     Exercisable    Price
         ---------------------------------------------------------------------------------------------------
         Outstanding at December 31, 1997                        --            --           --          --
         New plan - 1998                                    550,000            --           --
         Granted                                           (393,710)      393,710           --     $  5.45
         ---------------------------------------------------------------------------------------------------
         Outstanding at December 31, 1998                   156,290       393,710           --     $  5.45
         Granted                                            (42,750)       42,750           --       12.50
         Exercisable                                             --            --       83,642        5.45
         Forfeited                                               --        (9,625)          --        5.45
         Exercised                                               --        (1,200)          --        5.45
         ---------------------------------------------------------------------------------------------------
         Outstanding at December 31, 1999                   113,540       425,635       83,642     $  6.16
         Granted                                            (43,750)       43,750           --       12.50
         Exercisable                                             --            --       82,302        5.45
         Forfeited                                               --        (6,820)          --        5.45
         Exercised                                               --        (1,330)          --        5.45
         ---------------------------------------------------------------------------------------------------
         Outstanding at December 31, 2000                    69,790       461,235      165,944     $  6.77
         ---------------------------------------------------------------------------------------------------

         The following table sets forth the computation of basic net earnings per share and diluted net earnings per share adjusted for stock splits and stock dividends.

         (Dollars in thousands, except per share data)                         2000          1999          1998
         -----------------------------------------------------------------------------------------------------------
         For basic net earnings per share and diluted net earnings
           per share, net earnings                                          $    4,161         3,511         3,342
         -----------------------------------------------------------------------------------------------------------
         Weighted average shares outstanding - basic                         6,883,656     6,248,130     5,971,306
         Effect of dilutive securities - stock options                         127,307       139,506       126,867
         -----------------------------------------------------------------------------------------------------------
         Weighted average shares outstanding - diluted                       7,010,963     6,387,636     6,098,173
         Net earnings per share - basic                                     $     0.60          0.56          0.56
         Net earnings per share - diluted                                         0.59          0.55          0.55
         -----------------------------------------------------------------------------------------------------------


(23)     Other Operating Expenses

         Other operating expenses consists of the following:

                                                                                      Years ended December 31,
         (Dollars in thousands)                                                2000            1999          1998
         -----------------------------------------------------------------------------------------------------------
         Data processing                                                    $    1,381           907           783
         Advertising                                                               414           441           375
         Stationery, printing and supplies                                         506           494           371
         Postage, freight and courier                                              311           221           162
         Directors' fees                                                           443           418           357
         Other                                                                   3,942         2,886         2,726
         -----------------------------------------------------------------------------------------------------------
                                                                            $    6,997         5,367         4,774
         -----------------------------------------------------------------------------------------------------------

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998

(24)     Subsequent Event

         Subsequent to December 31, 2000, the Company's board of directors approved a 2 for 1 stock split for shareholders of record as of March 22, 2001, payable April 22, 2001. Per share amounts have not been adjusted since shares related to the stock split will not be issued until April 22, 2001.

(25)     Parent Company Only Financial Information

         Condensed Balance Sheets (Dollars in thousands)
         -----------------------------------------------------------------
                                                           December 31,
                                                        ------------------
         Assets                                          2000       1999
         -----------------------------------------------------------------
            Cash                                        $ 6,411      6,239
            Investment in subsidiaries                   44,514     33,946
            Investment in unconsolidated affiliates       5,429      2,441
            Premises and equipment                           54         45
            Goodwill                                         68         73
            Other assets                                    949        713
         -----------------------------------------------------------------
                                                        $57,425     43,457
         -----------------------------------------------------------------
         Liabilities and Shareholders' Equity
         -----------------------------------------------------------------
         Liabilities:
            Notes payable                               $ 8,749      7,455
            Accrued interest                                713        257
            Other liabilities                               239        470
            Subordinate debt securities                   8,248         --
         -----------------------------------------------------------------
                     Total liabilities                   17,949      8,182
         -----------------------------------------------------------------
         Total shareholders' equity                      39,476     35,275
         -----------------------------------------------------------------
                                                        $57,425     43,457
         -----------------------------------------------------------------

         Condensed Statements of Earnings
         --------------------------------------------------------------------------------------
         Years Ended December 31,                                     2000      1999      1998
         --------------------------------------------------------------------------------------
         Income:
            Dividends from subsidiaries                             $    --       800       620
            Dividends from securities                                    --         4         2
            Other income                                                 41        13        13
         --------------------------------------------------------------------------------------
                                                                         41       817       635
         --------------------------------------------------------------------------------------
         Expenses:
            Interest expense                                            603       578       527
            Other expense                                             1,323       929       428
         --------------------------------------------------------------------------------------
                                                                      1,926     1,507       955
         --------------------------------------------------------------------------------------
         Loss before income taxes and equity in undistributed
           earnings of subsidiaries                                  (1,885)     (690)     (320)
            Income tax benefit                                          732       558       359
         --------------------------------------------------------------------------------------
         Income (loss) before equity in undistributed earnings of
            subsidiaries                                             (1,153)     (132)       39
            Equity in undistributed earnings of subsidiaries          5,314     3,643     3,303
         --------------------------------------------------------------------------------------
         Net earnings                                               $ 4,161     3,511     3,342
         --------------------------------------------------------------------------------------

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998

(25)     Parent Company Only Financial Information, continued

         Condensed Statements of Cash Flows (Dollars in thousands)
         ----------------------------------------------------------------------------------------
         Years Ended December 31,                                      2000      1999      1998
         ----------------------------------------------------------------------------------------
         Cash flows from operating activities:
         Net earnings                                                 $ 4,161     3,511     3,342
         Adjustments to reconcile net earnings to net cash provided
           (used) by operating activities:
              Equity in undistributed earnings of subsidiaries         (5,314)   (3,643)   (3,303)
              Operations of unconsolidated affiliates                     308       104        86
              Depreciation and amortization                                32        15         4
              Increase in accrued interest payable                        456       149       103
              Other, net                                                 (384)       55        44
         ----------------------------------------------------------------------------------------
                  Net cash provided (used) by operating activities       (741)      191       276
         ----------------------------------------------------------------------------------------
         Cash flows from investing activities:
              Investment in commercial bank subsidiaries               (5,366)   (3,000)   (1,725)
              Investment in unconsolidated affiliates                  (2,904)   (1,935)     (613)
              Purchases of premises and equipment                         (29)      (20)      (24)
         ----------------------------------------------------------------------------------------
                  Net cash used by investing activities                (8,299)   (4,955)   (2,362)
         ----------------------------------------------------------------------------------------
         Cash flows from financing activities:
              Proceeds from notes payable                               4,325       675     3,000
              Repayment of notes payable                               (3,031)     (453)     (298)
              Proceeds from trust preferred securities                  8,000        --        --
              Proceeds from issuance of common stock                      434     9,390       117
              Dividends paid on common stock                             (516)       --        --
              Dividends paid on common stock of previously
                   Acquired subsidiary                                     --        --       (15)
         ----------------------------------------------------------------------------------------
                  Net cash provided by financing activities             9,212     9,612     2,804
         ----------------------------------------------------------------------------------------
         Net increase in cash                                             172     4,848       718
         Cash at beginning of year                                      6,239     1,391       673
         ----------------------------------------------------------------------------------------
         Cash at end of year                                          $ 6,411     6,239     1,391
         ----------------------------------------------------------------------------------------

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There have been no disagreements with the Company's independent auditors on any matters of accounting principles or practices or financial statement disclosure during the fiscal year ended December 31, 2000.

ITEM 10. Directors and Executive Officers of the Registrant

         The information required by this item with respect to the directors and named executive officers is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 26, 2001. The information required by this item for other executive officers is set forth below:

         Mark C. McDowell (43) - Mr. McDowell has served as our chief administrative officer since July 1997. Mr. McDowell is responsible for overseeing our administrative functions, including regulatory and financial matters as well as shareholder issues. Mr. McDowell served as president of Community Bancserve, a bank consulting business, from January 1996 to July 1997. From 1980 to 1996, Mr. McDowell served as a bank examiner for the Tennessee Department of Financial Institutions, serving as director of its Applications Section beginning in 1989.

ITEM 11. Executive Compensation

         The information required by this item with respect to executive compensation is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 26, 2001.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

         Information with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 26, 2001.

ITEM 13. Certain Relationships and Related Transactions

         Information with respect to certain relationships and related transactions is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 26, 2001.

ITEM 14. Exhibits and Reports on Form 8-K

         (a)(1) Financial Statements.  See Item 8.

         (a)(2) Financial Statements Schedules.  Inapplicable.

         (a)(3) Exhibits.  See Index to Exhibits.

         Registrant is a party to certain notes which are more fully described in the notes to Registrant's financial statements pursuant to which Registrant has borrowed money from other financial institutions in principal amounts which combined do not exceed ten percent (10%) of Registrants total consolidated assets. Copies of these notes will be filed with the Commission upon request. Registrant is also a party to certain agreements entered into in connection with the Company's offering of $8,248,000 in subordinated debentures in connection with the offering of trust preferred securities to institutional investors by Cumberland Capital Trust I on December 29, 2000. Copies of the various transaction documents associated with the trust preferred offering will be filed with the Commission upon request.

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

                                CUMBERLAND BANCORP, INCORPORATED
                                (REGISTRANT)



                                BY: /s/ Joel Porter
                                   ----------------------------------
                                   Joel Porter, President
                                   (Principal Executive Officer)

                                DATE:    March 30, 2001
                                      -------------------------------


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                            Title                                  Date
         ---------                            -----                                  ----

/s/ Joel Porter                        President (Principal Executive           March 30, 2001
- ------------------------------         Officer) and Director
Joel Porter

/s/ Mark McDowell                      Chief Administrative Officer             March 30, 2001
- ------------------------------         (Principal Financial and
Mark McDowell                          Accounting Officer)

/s/ John Wilder                        Chairman                                 March 30, 2001
- ------------------------------
John Wilder

/s/ John S. Everett                    Director                                 March 30, 2001
- ------------------------------
John S. Everett

/s/ Danny Herron                       Director                                 March 30, 2001
- ------------------------------
Danny Herron

/s/ Tom E. Paschal                     Director                                 March 30, 2001
- ------------------------------
Tom E. Paschal

/s/ Tom Brooks                         Director                                 March 30, 2001
- ------------------------------
Tom Brooks


/s/ Jerry Cole                         Director                                 March 30, 2001
- ------------------------------
Jerry Cole

/s/ Ronald Gibson                      Director                                 March 30, 2001
- ------------------------------
Ronald Gibson

/s/ Frank Inman, Jr.                   Director                                 March 30, 2001
- ------------------------------
Frank Inman, Jr.

/s/ Alex Richmond                      Director                                 March 30, 2001
- ------------------------------
Alex Richmond

/s/ Wayne Rodgers                      Director                                 March 30, 2001
- ------------------------------
Wayne Rodgers

/s/ John S. Shepherd                   Director                                 March 30, 2001
- ------------------------------
John S. Shepherd

/s/ William D. Smallwood               Director                                 March 30, 2001
- ------------------------------
William D. Smallwood



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

21.1     Subsidiaries of the Company.

23.1     Consent of Independent Auditors.