Form 10-Q
period 2001-03-31
CUMBERLAND BANCORP INC
filed 2001-05-15
CIK 1092099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                         Commission File Number 0-27393
                         ------------------------------

                        CUMBERLAND BANCORP, INCORPORATED
                        --------------------------------
             (Exact Name of Registrant As Specified in Its Charter)


               Tennessee                                      62-1297760
               ---------                                      ----------
  (State or Other Jurisdiction of                   (IRS Employer Identification
   Incorporation or Organization)                              Number)


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

Common stock outstanding: 13,799,756 shares at April 30, 2001.

                        CUMBERLAND BANCORP, INCORPORATED
                                TABLE OF CONTENTS

PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 2001 (unaudited)
          and December 31, 2000                                                   3

          Consolidated Statements of Earnings - For the three months ended
          March 31, 2001 and 2000 (unaudited)                                     4

          Consolidated Statements of Changes in Shareholders' Equity - For the
          three months ended March 31, 2001 (unaudited)                           5

          Consolidated Statements of Cash Flows - For the three months
          ended March 31, 2001 and 2000 (unaudited)                               6

          Notes to Financial Statements                                           7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                              8-13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk             13


PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings                                                      14

Item 2.   Changes in Securities and Use of Proceeds                              14

Item 3.   Defaults Upon Senior Securities                                        14

Item 4.   Submission of Matters to a Vote of Security Holders                    14

Item 5.   Other Information                                                      14

Item 6.   Exhibits and Reports on Form 8-K                                       14

Signatures

ITEM 1. FINANCIAL STATEMENTS

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 (UNAUDITED)
                                                                   March 31,  December 31
(Dollars in thousands except share amounts)                           2001        2000
----------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                            $  19,914      22,280
Interest-bearing deposits in financial institutions                    9,688      14,988
Federal funds sold                                                    69,260      33,025
Securities available for sale, at fair value                          11,532      15,566
Securities held to maturity, fair value $6,367 at March 31, 2001
    and $8,405 at December 31, 2000                                    6,320       8,425
Loans                                                                518,993     507,217
Allowance for loan losses                                             (6,182)     (6,137)
----------------------------------------------------------------------------------------
                          Loans, net                                 512,811     501,080
----------------------------------------------------------------------------------------
Premises and equipment                                                23,884      23,467
Accrued interest receivable                                            5,536       5,644
Restricted equity securities                                           4,364       4,226
Investment in unconsolidated subsidiaries                              4,940       4,983
Other real estate                                                      2,580       3,142
Loan servicing rights                                                    521         985
Other intangible assets                                                1,681       1,577
Other assets                                                           4,144       4,069
----------------------------------------------------------------------------------------
                          Total  assets                            $ 677,175     643,457
----------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity:
Deposits
    Noninterest-bearing                                            $  46,525      46,629
    Interest-bearing                                                 511,669     477,513
----------------------------------------------------------------------------------------
                          Total deposits                             558,194     524,142
----------------------------------------------------------------------------------------
Notes  payable                                                         7,802       8,749
Federal funds purchased                                                9,295       9,575
Advances from Federal Home Loan Bank                                  45,475      46,211
Accrued interest payable                                               5,628       4,694
Other liabilities                                                      2,217       2,610
----------------------------------------------------------------------------------------
                          Total liabilities                          628,611     595,981
----------------------------------------------------------------------------------------
Trust preferred securities                                             8,000       8,000
----------------------------------------------------------------------------------------
Shareholders' equity:
Common stock, $0.50 par value, authorized 20,000,000 shares;
    shares issued - 13,799,756 in 2001 and 6,893,628 in 2000           6,900       3,447
Additional paid-in capital                                            22,270      25,526
Retained earnings                                                     11,430      10,682
Accumulated other comprehensive income (loss)                            (36)       (179)
----------------------------------------------------------------------------------------
                          Total shareholders' equity                  40,564      39,476
----------------------------------------------------------------------------------------
                          Total liabilities  and  shareholders'
                            equity                                 $ 677,175     643,457
----------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements (unaudited).

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  ------------------------
(Dollars in thousands except per share data)                         2001         2000
------------------------------------------------------------------------------------------
Interest income:
  Loans, including fees                                           $    12,922       10,946
  Securities                                                              370          351
  Deposits in financial institutions                                      404           60
  Federal funds sold                                                      519          231
  Federal Home Loan Bank dividends                                         85           55
------------------------------------------------------------------------------------------
                          Total interest income                        14,300       11,643
------------------------------------------------------------------------------------------
Interest expense:
Time deposits of $100,000 or more                                       1,884        1,252
Other time deposits                                                     4,958        3,981
Federal funds purchased                                                   114           46
Notes  payable, advances from Federal Home Loan Bank, and trust
  preferred securities                                                  1,176          646
------------------------------------------------------------------------------------------
                          Total interest expense                        8,132        5,925
------------------------------------------------------------------------------------------
                          Net interest income                           6,168        5,718
Provision for loan losses                                                 262          424
------------------------------------------------------------------------------------------
                          Net interest income after provision
                            for loan losses                             5,906        5,294
------------------------------------------------------------------------------------------
Other income:
Service charges on deposit accounts                                       803          518
Other service charges, commissions and fees                               400          379
Mortgage banking activities                                               236          232
Gain on sale of SBA loans                                                   0           65
------------------------------------------------------------------------------------------
                          Total other income                            1,439        1,194
------------------------------------------------------------------------------------------
Other expenses:
Salaries and employee benefits                                          3,056        2,701
Occupancy                                                                 763          587
Other operating                                                         2,039        1,690
------------------------------------------------------------------------------------------
                          Total other expenses                          5,858        4,978
------------------------------------------------------------------------------------------
                          Income before income taxes                    1,487        1,510
Income tax expense                                                        531          562
------------------------------------------------------------------------------------------
                          Net earnings                            $       956          948
                                                                                        --
  ----------------------------------------------------------------------------------------
Net earnings per share - basic                                    $      0.07         0.07
Net earnings per share - diluted                                         0.07         0.07
------------------------------------------------------------------------------------------
Weighted average shares outstanding - basic                        13,873,014   13,730,682
Weighted average shares outstanding - diluted                      14,113,164   14,015,584
------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements (unaudited).

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)

                                                                                                         Accumulated
                                                                                                           Other
                                                        Common Stock         Additional                 Comprehensive    Total
                                                  -----------------------     Paid-in       Retained       Income     Shareholders'
(Dollars in thousands)                             Shares         Amount       Capital      Earnings       (Loss)        Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                        6,893,628      $ 3,447       25,526        10,682         (179)        39,476

Purchase and retirement of common stock             (47,000)         (24)        (259)                                     (283)

Issuance of common stock in connection
      with the acquisition of minority interest
      of Bank of Mason                               53,250           27          453                                       480

Dividends $0.03 per share                                                                      (208)                       (208)

Comprehensive Income:
     Net earnings                                                                               956
    Other Comprehensive Income
       Change in unrealized loss on
       securities available for sale net of
       $87 in income taxes                                                                                   143

Total Comprehensive Income                                                                                                1,099
-------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                           6,899,878        3,450       25,720        11,430          (36)        40,564
Effect of two for one stock split                 6,899,878        3,450       (3,450)                                        0
-------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                          13,799,756      $ 6,900       22,270        11,430          (36)        40,564
===============================================================================================================================




See accompanying notes to consolidated financial statements (unaudited).

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                ---------------------
(Dollars in thousands)                                                            2001         2000
-----------------------------------------------------------------------------------------------------
Net earnings                                                                    $    956          948
Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Provision for loan losses                                                        262          424
    Depreciation and amortization                                                    830          352
    Operations of unconsolidated affiliates                                          149          106
    Mortgage loans originated for sale                                            (5,777)      (8,917)
    Proceeds from sale of mortgage loans                                           5,254        8,988
    (Increase) decrease in accrued interest receivable                               108         (527)
    Increase (decrease) in accrued interest payable and other liabilities            541         (238)
    Other, net                                                                      (524)         448
-----------------------------------------------------------------------------------------------------
                          Total adjustments                                          843          636
-----------------------------------------------------------------------------------------------------
                          Net cash provided by operating activities                1,799        1,584
-----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Net decrease in interest-bearing deposits in financial institutions              5,300          598
  (Increase) decrease in federal funds sold                                      (36,235)      (4,475)
  Purchases of securities available for sale                                        (305)           0
  Proceeds from maturities and redemptions of securities available for sale        4,482           33
  Proceeds from maturities and redemptions of securities held to maturity          2,105          164
  Net increase in loans                                                          (11,470)     (23,178)
  Investment in unconsolidated affiliates                                           (106)        (344)
  Purchases of premises and equipment                                             (1,181)      (2,576)
  Proceeds from sale of other real estate                                          1,611          365
-----------------------------------------------------------------------------------------------------
                          Net cash used by investing activities                  (35,799)     (29,413)
-----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in deposits                                                        34,052       30,210
  Increase (decrease) in federal funds purchased                                    (280)       2,975
  Decrease in advances from Federal Home Loan Bank                                  (736)      (7,135)
  Proceeds from notes payable                                                          0        2,264
  Repayments of notes payable                                                       (947)      (1,978)
  Dividends paid                                                                    (172)           0
  Purchase and retirement of common stock                                           (283)         245
-----------------------------------------------------------------------------------------------------
                          Net cash provided by financing activities               31,634       26,581
-----------------------------------------------------------------------------------------------------
                          Net decrease in cash                                    (2,366)      (1,248)
Cash and cash equivalents at beginning of year                                    22,280       18,255
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $ 19,914       17,007
-----------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
-----------------------------------------------------------------------------------------------------
    Interest paid                                                               $  7,198        5,421
    Income taxes paid                                                                119          181
-----------------------------------------------------------------------------------------------------
Non-Cash Activities:
-----------------------------------------------------------------------------------------------------
    Issuance of common stock - due to acquisition                               $    480            0
    Assets acquired through foreclosure                                              895           24
-----------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements (unaudited).

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 were prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ending March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the 2000 consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K.

In January 2001, the Company acquired the remaining shares outstanding of common stock in the Bank of Mason for cash of approximately $90,000 and issuance of 53,250 shares of the Company's stock.

The Company's board of directors approved a 2 for 1 stock split for shareholders of record as of March 22, 2001, payable April 22, 2001. Per share amounts have been adjusted to reflect the stock split.

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

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words "expect," "anticipate," "plan," "believe," "could," "seek," and similar expressions are intended to identify such forward-looking statements but other statements not based on historical information may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to, increased competition with other financial institutions, lack of sustained growth in the Company's market areas, sudden adverse interest rate changes, inadequate allowance for loan losses, significant downturns in the business of one or more large customers, changes in the legislative and regulatory environment and loss of key personnel. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company's future operating results depend on a number of factors which were derived utilizing numerous assumptions and other important factors that could cause actual results to differ materially from those projected in forward-looking statements.

OVERVIEW

The Company continues to experience growth due to recent entries in new markets, acquisitions and aggressive marketing techniques.

Although we have experienced substantial growth in total assets, net earnings were relatively flat in the first quarter of 2001 as compared to 2000, primarily due to operating expenses associated with expansion activities and shrinking interest margins.

The Company completed the acquisition of the minority interest in Bank of Mason, a bank with total assets of approximately $10 million, effective January 31, 2001. This acquisition was accounted for as a purchase and resulted in goodwill of $287,000.

RESULTS OF OPERATIONS

Net earnings increased 1% to $956,000 for the three months ended March 31, 2001 from $948,000 for the first three months of 2000.

NET INTEREST INCOME

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company's earnings. The Company's total interest income, excluding tax equivalent adjustments, increased $2,657,000 or 23% during the three months ended March 31, 2001 as compared to the same period in 2000. The increase in total interest income was primarily attributable to an increase in average earning assets, particularly the 14% increase in average loans outstanding in the first quarter of 2001 as compared to 2000.

Interest expense increased $2,207,000 or 37% for the three months ended March 31, 2001 as compared to the same period in 2000. The overall increase in total interest expense for the first three months of 2001 as compared to 2000 was primarily attributable to an increase in average interest-bearing liabilities. The foregoing resulted in an increase in net interest income, before the provision for loan losses, of $450,000 or 8% for the three months ended March 31, 2001 as compared to the same period in 2000.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses was $262,000 and $424,000, for the first three months of 2001 and 2000, respectively. The provision for loan losses is based on past loan experience and other factors, which in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed for monitoring its loan portfolio in an effort to identify potential problem loans. The provision for loan losses raised the allowance for loan losses to $6.2 million, an increase from $6.1 million at December 31, 2000. The allowance for loan losses as a percentage of total outstanding loans was approximately 1.2% at March 31, 2001 and December 31, 2000, respectively.

The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Management believes the allowance for loan losses at March 31, 2001 to be adequate.

NONINTEREST INCOME

The components of the Company's noninterest income include service charges on deposit accounts, other fees and commissions, mortgage banking activities, gain on sale of SBA loans, gain on sale of fixed assets and gain on sale of other real estate. Total noninterest income for the three months ended March 31, 2001 increased by 21% to $1,439,000 from $1,194,000 for the same period in 2000. The overall increase was due primarily to increased revenue generated on deposit accounts. Service charges on deposit accounts increased $285,000 or 55% during the three months ended March 31, 2001 compared to the same period in 2000. Management has increased the overall fee structure on deposit accounts in an effort to generate more noninterest income. Revenue from mortgage banking activities increased $4,000 or 2% during the three months ended March 31, 2001 compared to the same period last year. There were no gains on sales of SBA loans during the three months ended March 31, 2001 compared to

$65,000 in the same period in 2000. Other service charges, fees and commissions totaled $400,000 and $379,000 during the three months ended March 31, 2001 and 2000, respectively, an increase of $21,000 or 6%.

NONINTEREST EXPENSE

Noninterest expense consists primarily of salaries and employee benefits, occupancy expenses, furniture and equipment expenses, data processing expenses and other operating expenses, including minority interest in net earnings of unconsolidated subsidiaries. Total noninterest expense increased $880,000 or 18% during the first quarter of 2001 compared to the same period in 2000. The increases in noninterest expense are primarily attributable to increases in salaries and employee benefits, and other costs necessary to support the Company's expanded operations. The number of employees increased to 281 at March 31, 2001, from 265 at March 31, 2000.

INCOME TAXES

The Company's income tax expense was $531,000 for the three months ended March 31, 2001, a decrease of $31,000 over the comparable period in 2000.

FINANCIAL CONDITION

BALANCE SHEET SUMMARY

The Company's total assets increased 5% to $677 million at March 31, 2001 from $643 million at December 31, 2000. Loans, net of allowance for possible loan losses, totaled $513 million at March 31, 2001 or a 2% increase compared to $501 million at December 31, 2000. Federal funds sold increased $36 million or 110% at March 31, 2001 from December 31, 2000 due to slowing loan demand. Interest-bearing deposits in financial institutions decreased $5 million during the first quarter of 200l.

Total liabilities increased by 5.5% to $629 million at March 31, 2001 compared to $596 million at December 31, 2000. This increase was composed primarily of a $34 million or 6.5% increase in total deposits.

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

Net charge-offs were $217,000 and $216,000 for the three month periods ending March 31, 2001 and 2000, respectively. Total non-performing loans at March 31, 2001 were $6.5 million or 1.26% of total loans as compared to $6.0 million or 1.2% of total loans at December 31, 2000. Other real estate was $2.6 million at March 31, 2001, a decline from the $3.1 million level at December 31, 2000.

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

Liquid assets including cash, due from banks and federal funds sold totaled $99 million. In addition, the Company has $11 million in securities classified as available for sale that could be sold for liquidity needs.

The Company's primary source of liquidity is a stable core deposit base. In addition, loan payments provide a secondary source. Borrowing lines with correspondent banks, the FHLB and the Federal Reserve augment these traditional sources.

Interest rate risk (sensitivity) focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long-term earnings through funds management/interest rate risk management. The Company's rate sensitivity position has an important impact on earnings. Senior management of the banks meet monthly to analyze the rate sensitivity position of the subsidiary banks. These meetings focus on the spread between the banks' cost of funds and interest yields generated primarily through loans and investments.

The Company's securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $6 million mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company's loan portfolio. At March 31, 2001, loans of approximately $316 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.

As for liabilities, certificates of deposits of approximately $283 million will become due during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future. However, future decreases in rates could have a negative effect on total deposits.

Management believes that with current liquid assets, present maturities, borrowing sources and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the near term future. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity changing in a materially adverse way.

CAPITAL POSITION AND DIVIDENDS

At March 31, 2001, total shareholders' equity was $40.6 million or 6.0% of total assets. The increase in shareholders' equity during the three months ended March 31, 2001 results from the Company's net income of $956,000 and issuance of 53,250 shares of common stock. The increase was partially offset by the purchase and retirement of 47,000 shares of common stock and $0.03 per share cash dividend. The Company declared a $0.025 cash dividend for the same period in 2000.

The Company's principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary banks. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary banks have none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary banks and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. Trust preferred securities are allowed to be counted in Tier I capital, subject to certain limitations. The Company has also reached an agreement with the Federal Reserve Bank to maintain the bank subsidiaries as well capitalized for a period of two years beginning October 2000 and for the Company to maintain a total capital to risk-weighted assets ratio of at least 10%. At March 31, 2001, the

Company's total risk-based capital ratio was 10.30% and its Tier I risk-based capital ratio was approximately 9.09% compared to ratios of 10.79% and 9.52%, respectively at December 31, 2000. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4.0%. At March 31, 2001, the Company had a leverage ratio of 7.17%, compared to 7.4% at December 31, 2000.

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

Interest rate risk (sensitivity) management focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long-term earnings through funds management/interest rate risk management. The Company's rate sensitivity position has an important impact on earnings. Senior management of the subsidiary banks meet monthly to analyze the rate sensitivity position. These meetings focus on the spread between the cost of funds and interest yields generated primarily through loans and investments.

Declining interest rates, such as those incurred during the three months ended March 31, 2001, tend to have a negative impact on the Company's net interest income and, therefore, net earnings in the short term. Further declines in interest rates could result in lower net interest margins and lower net earnings.

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

         (a)      No exhibits attached.

         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CUMBERLAND BANCORP, INCORPORATED
                                    --------------------------------
                                               (Registrant)

DATE:  May 15, 2001                  /s/ Joel Porter
      -----------------------       --------------------------------------------
                                    Joel Porter, President (Principal Executive
                                    Officer)


DATE:  May 15, 2001                  /s/ Mark C. McDowell
      -----------------------       --------------------------------------------
                                    Mark C. McDowell
                                    Chief Administrative Officer (Principal
                                    Financial and Accounting Officer)