Form 10-Q
period 2001-06-30
CUMBERLAND BANCORP INC
filed 2001-08-14
CIK 1092099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                         Commission File Number 0-27393
                         ------------------------------

                        CUMBERLAND BANCORP, INCORPORATED
                        --------------------------------
             (Exact Name of Registrant As Specified in Its Charter)

                Tennessee                              62-1297760
                -------------------------------------------------
    (State or Other Jurisdiction of         (IRS Employer Identification
     Incorporation or Organization)                      Number)

                  5120 Maryland Way, Brentwood, Tennessee 37027
                  ---------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

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

Common stock outstanding: 13,800,636 shares at July 31, 2001.

                        CUMBERLAND BANCORP, INCORPORATED
                                TABLE OF CONTENTS


PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets - June 30, 2001 (unaudited)                3
          and December 31, 2000 (audited)

          Consolidated Statements of Earnings - For the three months and
          six months                                                             4
          ended June 30, 2001 and 2000 (unaudited).

          Consolidated Statements of Changes in Shareholders' Equity - For the   5
          six months ended June 30, 2001 (unaudited).

          Consolidated Statements of Cash Flows - For the six months 6 ended
          June 30, 2001 and 2000 (unaudited).                                    6

          Notes to Financial Statements                                          7

Item 2.   Management's Discussion and Analysis of Financial Condition            8-13
          and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk             14


PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings.                                                     15

Item 2.   Changes in Securities and Use of Proceeds                              15

Item 3.   Defaults Upon Senior Securities.                                       15

Item 4.   Submission of Matters to a Vote of Security Holders.                   15

Item 5.   Other Information.                                                     15

Item 6.   Exhibits and Reports on Form 8-K                                       15

Signatures                                                                       16

    ITEM 1.  FINANCIAL STATEMENTS

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                                                                           (UNAUDITED)
                                                                                             June 30,            December 31,
    (Dollars in thousands, except share amounts)                                               2001                   2000
    -------------------------------------------------------------------------------------------------------------------------
    Assets:
    Cash and due from banks                                                                 $  17,754                 22,280
    Interest-bearing deposits in financial institutions                                        51,755                 14,988
    Federal funds sold                                                                         21,789                 33,025
    Securities available for sale, at fair value                                               18,500                 15,566
    Securities held to maturity, fair value $12,513 at June 30, 2001
        and $8,405 at December 31, 2000                                                        12,490                  8,425
    Loans                                                                                     516,637                507,217
    Allowance for loan losses                                                                  (6,189)                (6,137)
    -------------------------------------------------------------------------------------------------------------------------

                                              Loans, net                                      510,448                501,080
    -------------------------------------------------------------------------------------------------------------------------
    Premises and equipment                                                                     24,495                 23,467
    Accrued interest receivable                                                                 5,353                  5,644
    Restricted equity securities                                                                4,590                  4,226
    Investment in unconsolidated affiliates                                                     5,121                  4,983
    Other real estate                                                                           4,671                  3,142
    Loan servicing rights                                                                         428                    985
    Other intangible assets                                                                     1,654                  1,577
    Other assets                                                                                4,138                  4,069
    -------------------------------------------------------------------------------------------------------------------------

                                              Total  assets                                 $ 683,186                643,457
    -------------------------------------------------------------------------------------------------------------------------

    Liabilities and Shareholders' Equity:
    Deposits
        Noninterest-bearing                                                                    50,816                 46,629
        Interest-bearing                                                                      510,379                477,513
    -------------------------------------------------------------------------------------------------------------------------

                                              Total deposits                                  561,195                524,142
    -------------------------------------------------------------------------------------------------------------------------
    Notes  payable                                                                              7,802                  8,749
    Federal funds purchased                                                                     3,860                  9,575
    Advances from Federal Home Loan Bank                                                       53,288                 46,211
    Accrued interest payable                                                                    5,993                  4,694
    Other liabilities                                                                           2,185                  2,610
    -------------------------------------------------------------------------------------------------------------------------

                                              Total liabilities                               634,323                595,981
    -------------------------------------------------------------------------------------------------------------------------

    Trust preferred securities                                                                  8,000                  8,000
    -------------------------------------------------------------------------------------------------------------------------
    Shareholders' equity:
    Common stock, $0.50 par value, authorized 20,000,000 shares;
        shares issued -13,800,636 in 2001 and 6,893,628 in 2000                                 6,900                  3,447
    Additional paid-in capital                                                                 22,272                 25,526
    Retained earnings                                                                          11,765                 10,682
    Accumulated other comprehensive income (loss)                                                 (74)                  (179)
    -------------------------------------------------------------------------------------------------------------------------

                                              Total shareholders' equity                       40,863                 39,476
    -------------------------------------------------------------------------------------------------------------------------

                                              Total liabilities and
                                                shareholders' equity                        $ 683,186                643,457


                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                     JUNE 30,                      JUNE 30,
                                                                           ---------------------------  ---------------------------
(Dollars in thousands except per share data)                                    2001           2000           2001          2000
------------------------------------------------------------------------------------------------------  ---------------------------
Interest income:
  Loans, including fees                                                    $    12,469         11,768         25,391        22,817
  Securities                                                                       303            334            673           674
  Deposits in financial institutions                                               542             79            946           150
  Federal funds sold                                                               116            208            635           439
  Federal Home Loan Bank dividends                                                 112             70            197           125
------------------------------------------------------------------------------------------------------  ---------------------------

                                Total interest income                           13,542         12,459         27,842        24,205
------------------------------------------------------------------------------------------------------  ---------------------------
Interest expense:
Time deposits of $100,000 or more                                                1,864          1,366          3,748         2,613
Other time deposits                                                              4,873          4,293          9,831         8,278
Federal funds purchased                                                             63             90            177           136
Notes  payable, advances from Federal Home Loan Bank, and trust
  preferred securities                                                             827            660          2,003         1,306
------------------------------------------------------------------------------------------------------  ---------------------------

                                Total interest expense                           7,627          6,409         15,759        12,333
------------------------------------------------------------------------------------------------------  ---------------------------

                                Net interest income                              5,915          6,050         12,083        11,872
Provision for loan losses                                                          790            843          1,052         1,274
------------------------------------------------------------------------------------------------------  ---------------------------

                                Net interest income after provision
                                  for loan losses                                5,125          5,207         11,031        10,598
------------------------------------------------------------------------------------------------------  ---------------------------
Other income:
Service charges on deposit accounts                                                902            630          1,705         1,148
Other service charges, commissions and fees                                        383            508            783           711
Mortgage banking activities                                                        225            184            461           446
Gain on sale of SBA loans                                                          238            247            238           312
------------------------------------------------------------------------------------------------------  ---------------------------

                                          Total other income                     1,748          1,569          3,187         2,617
------------------------------------------------------------------------------------------------------  ---------------------------
Other expenses:
Salaries and employee benefits                                                   3,065          2,663          6,121         5,377
Occupancy                                                                          888            632          1,651         1,250
Other operating                                                                  2,083          1,853          4,122         3,467
------------------------------------------------------------------------------------------------------  ---------------------------

                                          Total other expenses                   6,036          5,148         11,894        10,094
------------------------------------------------------------------------------------------------------  ---------------------------

                                          Income before income taxes               837          1,628          2,324         3,121
Income tax expense                                                                 294            606            825         1,151
------------------------------------------------------------------------------------------------------  ---------------------------

                                          Net earnings                             543          1,022          1,499         1,970
------------------------------------------------------------------------------------------------------  ---------------------------
Net earnings per share - basic                                                    0.04           0.15           0.11          0.15
Net earnings per share - diluted                                                  0.04           0.15           0.11          0.14
------------------------------------------------------------------------------------------------------  ---------------------------
Weighted average shares outstanding - basic                                 13,799,901     13,767,634     13,820,425    13,749,158
Weighted average shares outstanding - diluted                               14,029,124     14,033,272     14,055,110    14,024,428
------------------------------------------------------------------------------------------------------  ---------------------------

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2001
                                    UNAUDITED


                                                                                                       Accumulated
                                                        Common Stock      Additional                       Other           Total
                                                    -------------------    Paid-in       Retained     Comprehensive   Shareholders'
(Dollars in thousands)                                Shares    Amount     Capital       Earnings     Income (Loss)       Equity
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                          6,893,628  $ 3,447      25,526        10,682           (179)         39,476

Purchase and retirement of common stock               (47,000)     (24)       (259)                                        (283)

Issuance of  common stock in connection
   with the acquisition of minority interest
   of Bank of Mason                                    53,250       27         453                                          480

Two for one stock split                             6,899,878    3,450      (3,450)

Exercise of stock options                                 880                    2                                            2

Dividends $0.03 per share                                                                   (416)                          (416)

Comprehensive Income:
                                                                                           1,499
  Other Comprehensive Income
     Change in unrealized loss on
     securities available for sale net of
     $ 64 in income taxes                                                                                   105
Total Comprehensive Income                                                                                                1,604
---------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001                             13,800,636  $ 6,900      22,272        11,765            (74)         40,863
=================================================================================================================================

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                          --------------------------
(Dollars in thousands)                                                                      2001              2000
====================================================================================================================
Net earnings                                                                              $  1,499             1,970
Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Provision for loan losses                                                                1,052             1,274
    Depreciation and amortization                                                            1,043               593
    Operations of unconsolidated affiliates                                                    297               167
    Mortgage loans originated for sale                                                     (18,231)          (16,800)
    Proceeds from sale of mortgage loans                                                    15,860            16,200
    (Increase) decrease in accrued interest receivable                                         291              (739)
    Increase in accrued interest payable and other liabilities                                 874                53
    Other, net                                                                              (3,783)             (804)
--------------------------------------------------------------------------------------------------------------------
                                     Total adjustments                                      (2,597)              (56)
--------------------------------------------------------------------------------------------------------------------
                                     Net cash provided by operating activities              (1,098)            1,914
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Net (increase) decrease in interest-bearing deposits in financial institutions           (36,767)            1,020
  (Increase) decrease in federal funds sold                                                 11,236            (3,700)
  Purchases of securities available for sale                                                (8,772)             (360)
  Purchases of securities held to maturity                                                  (7,641)                0
  Proceeds from maturities and redemptions of securities available for sale                  5,943                33
  Proceeds from maturities and redemptions of securities held to maturity                    3,576               570
  Net increase in loans                                                                     (8,049)          (36,116)
  Investment in unconsolidated affiliates                                                     (435)             (490)
  Purchases of premises and equipment                                                       (1,918)           (3,996)
  Proceeds from sale of other real estate                                                    2,422              (416)
--------------------------------------------------------------------------------------------------------------------
                                     Net cash used by investing activities                 (40,405)          (43,455)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in deposits                                                                  37,053            40,382
  Decrease in federal funds purchased                                                       (5,715)             (316)
  Increase (decrease) in advances from Federal Home Loan Bank                                7,077              (219)
  Proceeds from notes payable                                                                    0             2,264
  Repayments of notes payable                                                                 (947)           (2,656)
  Dividends paid                                                                              (208)             (172)
  Purchase and retirement of common stock                                                     (283)              340
--------------------------------------------------------------------------------------------------------------------
                                     Net cash provided by financing activities              36,977            39,623
--------------------------------------------------------------------------------------------------------------------
                                     Net decrease in cash                                   (4,526)           (1,918)
Cash and due from banks at beginning of year                                                22,280            18,255
--------------------------------------------------------------------------------------------------------------------
Cash and due from banks at end of period                                                  $ 17,754            16,337
====================================================================================================================
Supplemental disclosure of cash flow information:
--------------------------------------------------------------------------------------------------------------------
    Interest  paid                                                                        $  6,328            11,652
    Income taxes paid                                                                        1,522             1,588

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements as of June 30, 2001 and for the six month periods ended June 30, 2001 and 2000 were prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the 2000 consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K.

In January 2001, the Company acquired the remaining shares outstanding of common stock in the Bank of Mason for cash of approximately $90,000 and issuance of 53,250 shares of the Company's common stock.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. The words "anticipate," "could," "expects," and "believes," and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to, increased competition with other financial institutions, lack of sustained growth in the Company's market areas, sudden adverse interest rate changes, inadequate allowance for loan losses, significant downturns in the businesses of one or more large customers, changes in the regulatory or legislative environment and loss of key personnel. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company's future operating results depend on a number of factors which were derived utilizing numerous assumptions and other important factors that could cause actual results to differ materially from those projected in forward-looking statements.

OVERVIEW

The Company continues to experience growth due to recent entries in new markets, acquisitions and aggressive marketing techniques.

Although we have continued to experience growth in total assets, net earnings decreased in the second quarter of 2001 as compared to 2000, primarily due to operating expenses associated with expansion activities and shrinking interest margins.

The Company completed the acquisition of the minority interest in Bank of Mason, a bank with total assets of approximately $10 million, effective January 31, 2001. This acquisition was accounted for as a purchase and resulted in goodwill of $287,000.

RESULTS OF OPERATIONS

Net earnings decreased 23.91% to $1,499,000 for the first six months of 2001 and 46.87% to $543,000 for the three months ended June 30, 2001 as compared to the same periods in 2000.

NET INTEREST INCOME

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company's earnings. The Company's total interest income, excluding tax equivalent adjustments, increased $3,637,000 or 15.03% during the six months ended June 30, 2001 and increased $1,083,000 or 8.69% for the three months ended June 30, 2001 as compared to the same periods in 2000. The increase in total interest income was primarily attributable to an increase in average earning assets, particularly the 8.9% increase in average loans outstanding in the first half of 2001 as compared to 2000 and the 531% increase in interest earned on deposits in financial institutions.

Interest expense increased $3,426,000 or 27.78% for the six months ended June 30, 2001 and $1,218,000 or 19.0% in the three months ended June 30, 2001 compared to 2000. The overall increase in total interest expense for the first six months of 2001 as compared to 2000 was attributable to an increase in average interest-bearing liabilities. The foregoing resulted in an increase in net interest income, before the provision for loan losses, of $211,000 or 1.78% for the six months ended June 30, 2001 and a decrease of $135,000 or 2.23% for the three months ended June 30, 2001 as compared to the same periods in 2000. The Company believes that in the short-term its assets are more interest rate sensitive than its liabilities. Therefore, declining interest rates in the first half of 2001 have resulted in lower net interest margins.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses was $1,052,000 for the six months ended June 30, 2001 and $790,000 for the three months ended June 30, 2001 compared to $1,274,000 and $843,000, respectively, in 2000. The provision for loan losses is based on past loan experience and other factors, which in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed for monitoring its loan portfolio in an effort to identify potential problem loans. The provision for possible loan losses raised the allowance for possible loan losses to $6,189,000, an increase of .85% from $6,137,000 at December 31, 2000. The allowance for loan losses as a percentage of total outstanding loans was approximately 1.2% at June 30, 2001 and December 31, 2000, respectively.

The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Although management believes the allowance for loan losses at June 30, 2001 to be adequate further deterioration in problem credits and other real estate could require increases in the provision for possible loan losses and could result in future charges to earnings which would have a significant negative impact on net earnings. Furthermore, management believes that continued deterioration in the economy in both the Company's primary market area and nationally could have a significant impact on loans not currently identified as problems as well as those that are identified. See "Financial Condition -- Balance Sheet Summary."

NONINTEREST INCOME

The components of the Company's noninterest income include service charges on deposit accounts, other fees and commissions, mortgage banking activities, gain on sale of SBA loans, gain on sale of fixed assets and gain on sale of other real estate. Total noninterest income increased by 21.78% to $3,187,000 and increased by 11.41% to $1,748,000 for the six month and three month periods ended June 30, 2001, respectively, compared to the same periods in 2000. The overall increase was due primarily to increased revenue generated on deposit accounts. Service charges on deposit accounts increased $557,000 or 48.5% during the six months ended June 30, 2001 and 43% to $902,000 for the three months ended June 30, 2001 compared to the same periods in 2000. Management has increased the overall fee structure on deposit accounts in an effort to generate more noninterest income. Revenue from mortgage banking activities increased $15,000 or 3% during the six months ended June 30, 2001 and $41,000 or 22% for the three months ended June 30, 2001 compared to the same period last year. Gains on sales of SBA loans during the six months ended June 30, 2001 were $238,000 compared to $312,000 in the same period in 2000. Other service charges, fees and commissions totaled $783,000 and $711,000 during the six months ended June 30, 2001 and 2000, respectively, an increase of $72,000 or 10% and $383,000 and $508,000 during the three months ended June 30, 2001 and 2000, respectively, a decrease of $125,000 or 25%.

NONINTEREST EXPENSE

Noninterest expense consists primarily of salaries and employee benefits, occupancy expenses, furniture and equipment expenses, data processing expenses and other operating expenses, including minority interest in net earnings of unconsolidated affiliates. Total noninterest expense increased $1,800,000 or 18% during the six months ended June 30, 2001 and $888,000 or 17% during the three months ended June 30, 2001 compared to the same periods in 2000. The increases in noninterest expense are primarily attributable to increases in salaries and employee benefits, and other costs necessary to support the Company's expanded operations. The number of employees increased to 300 at June 30, 2001, from 254 at June 30, 2000.

INCOME TAXES

The Company's income tax expense was $825,000 for the six months ended June 30, 2001 and $294,000 for the three months ended June 30, 2001. This reflects a decrease of $326,000 for the six month period and $312,000 for the three month period from 2000 and is directly related to the decline in pretax income.

EARNINGS PER SHARE

Basic earnings per common share for the three months ended June 30, 2001 were $0.04 as compared to $0.15 per share for the same period in 2000. Diluted earnings per common share for the three months ended June 30, 2001 were $0.04 as compared to $0.15 for the same period in 2000. Basic earnings per common share for the six months ended June 30, 2001 were $0.11 as compared to $0.15 for the same period in 2000. Diluted earnings per common share for the six months ended June 30, 2001 were $0.11 as compared to $0.14 for the same period in 2000.

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.

For the three months ended June 30, 2001 and June 30, 2000, the Company's weighted average number of shares outstanding, without giving effect to the dilutive effect of stock options, was 13,799,901 and 13,767,634, respectively. For the three months ended June 30, 2001 and June 30, 2000, the Company's weighted average number of shares outstanding, including the dilutive effect of stock options, was 14,029,124 and 14,033,272, respectively.

For the six months ended June 30, 2001 and June 30, 2000, the Company's weighted average number of shares outstanding, without giving effect to the dilutive effect of stock options, was 13,820,425 and 13,749,158, respectively. For the six months ended June 30, 2001 and June 30, 2000, the Company's weighted average number of shares outstanding, including the dilutive effect of stock options, was 14,055,110 and 14,024,428, respectively.

FINANCIAL CONDITION

BALANCE SHEET SUMMARY

The Company's total assets increased 6% to $683,000,000 at June 30, 2001 from $643,000,000 at December 31, 2000. This increase in total assets was funded primarily from the $37,000,000, or 7%, increase in deposits. The $37,000,000 increase in deposits has been invested in interest-bearing deposits in financial institutions due to slowing loan demand. Loans, net of allowance for possible loan losses, totaled $510,448,000 at June 30, 2001 or a 1.9% increase compared to $501,080,000 at December 31, 2000. The allowance for loan losses is virtually unchanged at $6,100,000 at June 30, 2001 compared to the preceding year end balance. Securities increased $6,999,000, or 29.2% to $30,990,000 at June 30, 2001 from $23,991,000 at December 31, 2000. Federal funds sold decreased $11,236,000, or 34.0% to $21,789,000 at June 30, 2001 from $33,025,000 at
December 31, 2000.

Total liabilities increased by 6.4% to $634,323,000 at June 30, 2001 compared to $595,981,000 at December 31, 2000. This increase was composed primarily of a $37,053,000, or 7.1% increase in total deposits. Federal Home Loan Bank advances increased to $53,288,000 at June 30, 2001 compared to $46,211,000 at December 31, 2000.

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

Net charge-offs were $1,000,000 and $825,000 for the six month periods ended June 30, 2001 and 2000, respectively. Total non-performing loans at June 30, 2001 were $9,300,000 or 1.81% of total loans as compared to $6,000,000 or 1.2%
of total loans at December 31, 2000. Other real estate owned by the Company was $4,700,000 at June 30, 2001, an increase from the $3,100,000 level at December 31, 2000. Non-performing loans have increased substantially over the last 18 months and management believes that future increases in non-performing loans could require increases in the provision for possible loan losses and could result in future charges to earnings which would have a significant negative impact on net earnings. The ratio of the allowance for loan losses to total non-performing loans at June 30, 2001 was 66.5% as compared to 102.3% at December 31, 2000.

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

Liquid assets including cash, due from banks and federal funds sold totaled $91,000,000 at June 30, 2001. In addition, the Company has $19,000,000 in securities classified as available for sale that could be sold for liquidity needs.

The Company's primary source of liquidity is a stable core deposit base. In addition, loan payments provide a secondary source. Borrowing lines with correspondent banks, Federal Home Loan Bank and the Federal Reserve augment these traditional sources.

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

The Company's securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $4,000,000 mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company's loan portfolio. At June 30, 2001, loans of approximately $300,000,000 either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.

As for liabilities, certificates of deposits of approximately $289,000,000 will become due during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future. However, future decreases in rates could have a negative effect on total deposits.

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

CAPITAL POSITION AND DIVIDENDS

Effective April 22, 2001, the Company declared a 2 for 1 stock split. All per share amounts in the financial statements have been adjusted to reflect the stock split.

At June 30, 2001, total shareholders' equity was $40.8 million or 6.0% of total assets. The increase in shareholders' equity during the six months ended June 30, 2001 results from the Company's net income of $1,499,000 and issuance of 54,130 shares of common stock. The increase was somewhat offset by the purchase and retirement of 47,000 shares of common stock and $0.03 per share cash dividend.

The Company's principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary banks. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary banks have none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary banks and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. Trust preferred securities are allowed to be counted in Tier I capital, subject to certain limitations. The Company has also reached an agreement with the Federal Reserve Bank of Atlanta to maintain its bank subsidiaries as well capitalized for a period of two years beginning October, 2000 and for the Company to maintain a total capital to risk weighted assets ratio of at least 10%. At June 30, 2001, the Company's total risk-based capital ratio was 10.53% and its Tier I risk-based capital ratio was approximately 9.32% compared to ratios of 10.79% and 9.52%, respectively at December 31, 2000. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4.0%. At June 30, 2001, the Company had a leverage ratio of 7.1%, compared to 7.4% at December 31, 2000.

Subsequent to June 30, 2001, the Company issued $4,000,000 in trust preferred securities, which amount may be included in future regulatory capital computations.

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

Declining interest rates, such as those incurred during the six months ended June 30, 2001, tend to have a negative impact on the Company's net interest income and, therefore, net earnings in the short term. Further declines in interest rates could result in lower net interest margins and lower net earnings.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 28, 2001, Houston Keith Boggs and William R. Boggs filed suit in the Circuit Court for Madison County, Tennessee against the Company's wholly owned subsidiary, the Bank of Dyer, and William Smallwood, the President of the Bank of Dyer. Mr. Smallwood is also a director of the Company. The lawsuit alleges, among other things, that Mr. Smallwood, individually, or in his position as President of Bank of Dyer (i) breached a fiduciary duty owed to the plaintiffs who purchased an interest Mr. Smallwood held in a business in Humboldt, Tennessee; (ii) fraudulently induced plaintiffs into purchasing his interest in the business; (iii) failed to disclose information indicating that the business was overdrawn on accounts with the Bank of Dyer; (iv) improperly represented to plaintiffs that loans made by the Bank of Dyer to plaintiffs were overdue; (v) theatened advanced foreclosure on these loans; and (vi) acted in violation of federal regulations. The plaintiffs seek to have the agreement transferring Mr. Smallwood's interest in the business to the plaintiffs rescinded and to have the court award them compensatory and punitive damages, as well as lost profits and lost income. On June 28, 2001, the plaintiffs filed a motion for injunction seeking an injunction or restraining order preventing Mr. Smallwood and the Bank of Dyer from executing foreclosure or otherwise seizing any property secured by any loans of the plaintiffs. No decision has been made on this motion as of the date hereof.

The Bank of Dyer intends to vigorously defend this lawsuit and has notified its insurance carrier who has agreed to represent the Bank of Dyer with respect to this matter. The Company believes that the plaintiff's allegations are without merit as to Bank of Dyer and that it is unlikely that the outcome will have a material adverse effect on its results of operations.

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

         (c) (1) Each director was elected by the following tabulation:

                                      Number
                                     of Shares                                                   Broker
                                      voting               For           Against     Abstain    Non-Votes
                                      ------               ---           -------     -------    ---------
               Tom Brooks            4,931,353          4,931,353           0           0          0
               Jerry Cole            4,931,353          4,931,353           0           0          0
               Jack Everett          4,931,353          4,931,353           0           0          0
               Ronnie Gibson         4,931,353          4,931,353           0           0          0
               Danny Herron          4,931,353          4,930,390           0        963,000       0
               Frank Inman, Jr.      4,931,353          4,931,353           0           0          0
               Tom E. Paschal        4,931,353          4,930,390           0        963,000       0
               Joel Porter           4,931,353          4,931,353           0           0          0
               Alex Richmond         4,931,353          4,931,353           0           0          0
               Wayne Rodgers         4,931,353          4,930,553           0        800,000       0
               Jim Rout              4,931,353          4,931,353           0           0          0
               John Shepherd         4,931,353          4,931,353           0           0          0
               Bill Smallwood        4,931,353          4,931,353           0           0          0
               John S. Wilder, Sr.   4,931,353          4,931,353           0           0          0

             (2) The ratification of the appointment of Heathcott & Mullaly PC as the Company's independent auditor was approved as follows:


                                      Number
                                     of Shares                                                   Broker
                                      voting               For           Against     Abstain    Non-Votes
                                      ------               ---           -------     -------    ---------
                                     4,931,353          4,884,411        25,534      21,408        0


ITEM 5.  OTHER INFORMATION

Subsequent to June 30, 2001, the Company issued an additional $4,000,000 in trust preferred securities. Proceeds for the issuance are currently used in temporary investments and general purposes.

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


                        CUMBERLAND BANCORP, INCORPORATED
                                  (Registrant)


DATE:  8/14/01                      /s/ Joel Porter
     ------------------             -------------------------------------------
                                    Joel Porter, President (Principal Executive
                                    Officer)


DATE:  8/14/01                      /s/ Mark C. McDowell
     ------------------             -------------------------------------------
                                    Mark C. McDowell
                                    Chief Administrative Officer (Principal
                                    Financial and Accounting Officer)