Form 10-Q/A
period 2001-06-30
CUMBERLAND BANCORP INC
filed 2001-08-17
CIK 1092099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)

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
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                     JUNE 30,                      JUNE 30,
                                                                           ---------------------------  ---------------------------
(Dollars in thousands except per share data)                                    2001           2000           2001          2000
------------------------------------------------------------------------------------------------------  ---------------------------
Interest income:
  Loans, including fees                                                    $    12,469         11,768         25,391        22,817
  Securities                                                                       303            334            673           674
  Deposits in financial institutions                                               542             79            946           150
  Federal funds sold                                                               116            208            635           439
  Federal Home Loan Bank dividends                                                 112             70            197           125
------------------------------------------------------------------------------------------------------  ---------------------------

                                Total interest income                           13,542         12,459         27,842        24,205
------------------------------------------------------------------------------------------------------  ---------------------------
Interest expense:
Time deposits of $100,000 or more                                                1,864          1,366          3,748         2,613
Other time deposits                                                              4,873          4,293          9,831         8,278
Federal funds purchased                                                             63             90            177           136
Notes  payable, advances from Federal Home Loan Bank, and trust
  preferred securities                                                             827            660          2,003         1,306
------------------------------------------------------------------------------------------------------  ---------------------------

                                Total interest expense                           7,627          6,409         15,759        12,333
------------------------------------------------------------------------------------------------------  ---------------------------

                                Net interest income                              5,915          6,050         12,083        11,872
Provision for loan losses                                                          790            843          1,052         1,274
------------------------------------------------------------------------------------------------------  ---------------------------

                                Net interest income after provision
                                  for loan losses                                5,125          5,207         11,031        10,598
------------------------------------------------------------------------------------------------------  ---------------------------
Other income:
Service charges on deposit accounts                                                902            630          1,705         1,148
Other service charges, commissions and fees                                        383            508            783           711
Mortgage banking activities                                                        225            184            461           446
Gain on sale of SBA loans                                                          238            247            238           312
------------------------------------------------------------------------------------------------------  ---------------------------

                                          Total other income                     1,748          1,569          3,187         2,617
------------------------------------------------------------------------------------------------------  ---------------------------
Other expenses:
Salaries and employee benefits                                                   3,065          2,663          6,121         5,377
Occupancy                                                                          888            632          1,651         1,250
Other operating                                                                  2,083          1,853          4,122         3,467
------------------------------------------------------------------------------------------------------  ---------------------------

                                          Total other expenses                   6,036          5,148         11,894        10,094
------------------------------------------------------------------------------------------------------  ---------------------------

                                          Income before income taxes               837          1,628          2,324         3,121
Income tax expense                                                                 294            606            825         1,151
------------------------------------------------------------------------------------------------------  ---------------------------

                                          Net earnings                             543          1,022          1,499         1,970
------------------------------------------------------------------------------------------------------  ---------------------------
Net earnings per share - basic                                                    0.04           0.07           0.11          0.15
Net earnings per share - diluted                                                  0.04           0.07           0.11          0.14
------------------------------------------------------------------------------------------------------  ---------------------------
Weighted average shares outstanding - basic                                 13,799,901     13,767,634     13,820,425    13,749,158
Weighted average shares outstanding - diluted                               14,029,124     14,033,272     14,055,110    14,024,428
------------------------------------------------------------------------------------------------------  ---------------------------

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

EARNINGS PER SHARE

Basic earnings per common share for the three months ended June 30, 2001 were $0.04 as compared to $0.07 per share for the same period in 2000. Diluted earnings per common share for the three months ended June 30, 2001 were $0.04 as compared to $0.07 for the same period in 2000. Basic earnings per common share for the six months ended June 30, 2001 were $0.11 as compared to $0.15 for the same period in 2000. Diluted earnings per common share for the six months ended June 30, 2001 were $0.11 as compared to $0.14 for the same period in 2000.

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



DATE:  8/17/01                      /s/ Mark C. McDowell
     ------------------             -------------------------------------------
                                    Mark C. McDowell
                                    Chief Administrative Officer (Principal
                                    Financial and Accounting Officer)