Form 10-Q
period 2001-09-30
CUMBERLAND BANCORP INC
filed 2001-11-14
CIK 1092099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Common stock outstanding: 13,808,236 shares at October 31, 2001.

                        CUMBERLAND BANCORP, INCORPORATED
                                TABLE OF CONTENTS

PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets - September 30, 2001 (unaudited)
          and December 31, 2000 (audited)                                                        3

          Consolidated Statements of Operations - For the three months and
          nine months ended September 30, 2001 and 2000 (unaudited).                             4

          Consolidated Statements of Changes in Shareholders' Equity - For the
          nine months ended September 30, 2001 (unaudited).                                      5

          Consolidated Statements of Cash Flows - For the nine months ended
          September 30, 2001 and 2000 (unaudited).                                               6

          Notes to Financial Statements                                                          7

Item 2.   Management's Discussion and Analysis of Financial Condition                            8-13
          and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                             14

PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings.                                                                     14

Item 2.   Changes in Securities and Use of Proceeds                                              14

Item 3.   Defaults Upon Senior Securities.                                                       15

Item 4.   Submission of Matters to a Vote of Security Holders.                                   15

Item 5.   Other Information.                                                                     15

Item 6.   Exhibits and Reports on Form 8-K                                                       15

Signatures                                                                                       16

ITEM 1. FINANCIAL STATEMENTS

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                                                                          (UNAUDITED)
                                                                                         September 30,       December 31,
(Dollars in thousands, except share amounts)                                                 2001                 2000
-------------------------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                                                   $  20,658             22,280
Interest-bearing deposits in financial institutions                                           2,802             14,988
Federal funds sold                                                                           42,506             33,025
Securities available for sale, at fair value                                                 41,869             15,566
Securities held to maturity, fair value $12,542 at September 30, 2001
    and $8,405 at December 31, 2000                                                          12,259              8,425
Loans                                                                                       524,498            507,217
Allowance for loan losses                                                                    (7,606)            (6,137)
-------------------------------------------------------------------------------------------------------------------------

                                          Loans, net                                        516,892            501,080
-------------------------------------------------------------------------------------------------------------------------
Premises and equipment                                                                       24,276             23,467
Accrued interest receivable                                                                   5,443              5,644
Restricted equity securities                                                                  4,665              4,226
Investment in unconsolidated affiliates                                                       5,105              4,983
Other real estate                                                                             3,889              3,142
Loan servicing rights                                                                           364                985
Other intangible assets                                                                       1,625              1,577
Other assets                                                                                  4,590              4,069
-------------------------------------------------------------------------------------------------------------------------

                                          Total assets                                    $ 686,943            643,457
-------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity:
Deposits
    Noninterest-bearing                                                                   $  50,938             46,629
    Interest-bearing                                                                        509,052            477,513
-------------------------------------------------------------------------------------------------------------------------

                                          Total deposits                                    559,990            524,142
-------------------------------------------------------------------------------------------------------------------------
Notes  payable                                                                                7,659              8,749
Federal funds purchased                                                                       7,120              9,575
Advances from Federal Home Loan Bank                                                         52,852             46,211
Accrued interest payable                                                                      5,814              4,694
Other liabilities                                                                             1,445              2,610
-------------------------------------------------------------------------------------------------------------------------

                                          Total liabilities                                 634,880            595,981
-------------------------------------------------------------------------------------------------------------------------

Trust preferred securities                                                                   12,000              8,000
-------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Common stock, $0.50 par value, authorized 20,000,000 shares;
    shares issued - 13,808,236 in 2001 and 6,893,628 in 2000                                  6,904              3,447
Additional paid-in capital                                                                   22,289             25,526
Retained earnings                                                                            10,603             10,682
Accumulated other comprehensive income (loss)                                                   267               (179)
-------------------------------------------------------------------------------------------------------------------------

                                          Total shareholders' equity                         40,063             39,476
-------------------------------------------------------------------------------------------------------------------------

                                          Total  liabilities  and  shareholders'
                                            equity                                        $ 686,943            643,457
-------------------------------------------------------------------------------------------------------------------------

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                     SEPTEMBER 30,
                                                        --------------------------------       ----------------------------
(Dollars in thousands except per share data)                2001                  2000            2001              2000
---------------------------------------------------------------------------------------------------------------------------
Interest income:
  Loans, including fees                                 $     12,041             12,779            37,432            35,568
  Securities                                                     529                483             1,202             1,157
  Deposits in financial institutions                             326                 65             1,272               215
  Federal funds sold                                             211                304               846               743
  Restricted equity securities dividends                         104                 48               301               173
---------------------------------------------------------------------------------------------------------------------------

                    Total interest income                     13,211             13,679            41,053            37,856
---------------------------------------------------------------------------------------------------------------------------
Interest expense:
Time deposits of $100,000 or more                              1,673              1,604             5,421             4,217
Other time deposits                                            4,498              4,825            14,329            13,103
Federal funds purchased                                           39                 78               216               214
Notes  payable, advances from Federal
  Home Loan Bank, and trust preferred securities               1,050                747             3,053             2,053
---------------------------------------------------------------------------------------------------------------------------

                    Total interest expense                     7,260              7,254            23,019            19,587
---------------------------------------------------------------------------------------------------------------------------

                    Net interest income                        5,951              6,425            18,034            18,269
Provision for loan losses                                      3,333                547             4,385             1,821
---------------------------------------------------------------------------------------------------------------------------

                    Net interest income after
                       provision for loan losses               2,618              5,878            13,649            16,448
---------------------------------------------------------------------------------------------------------------------------
Other income:
Service charges on deposit accounts                              902                773             2,607             1,921
Other service charges, commissions and fees                      626                424             1,409             1,163
Mortgage banking activities                                      141                257               602               703
Gain (loss) on sale of SBA loans                                  (2)               299               236               611
---------------------------------------------------------------------------------------------------------------------------

                    Total other income                         1,667              1,753             4,854             4,398
---------------------------------------------------------------------------------------------------------------------------
Other expenses:
Salaries and employee benefits                                 3,108              2,963             9,229             8,340
Occupancy                                                        826                707             2,477             1,957
Other operating                                                2,259              1,938             6,381             5,405
---------------------------------------------------------------------------------------------------------------------------

                    Total other expenses                       6,193              5,608            18,087            15,702
---------------------------------------------------------------------------------------------------------------------------

                    Income (loss) before income
                       taxes (benefits)                       (1,908)             2,023               416             5,144
Income tax expense (benefit)                                    (746)               750                79             1,901
---------------------------------------------------------------------------------------------------------------------------

                    Net earnings (loss)                 $     (1,162)             1,273               337             3,243
---------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) per share - basic                   $      (0.08)              0.09              0.02              0.24
Net earnings (loss) per share - diluted                        (0.08)              0.09              0.02              0.23
---------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding - basic               13,806,997         13,783,676        13,815,619        13,760,664
Weighted average shares outstanding - diluted             14,005,067         14,026,524        14,038,005        14,025,126
---------------------------------------------------------------------------------------------------------------------------

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                                                                                     Accumulated
                                                      Common Stock         Additional                  Other           Total
                                               ------------------------     Paid-in      Retained   Comprehensive  Shareholders'
(Dollars in thousands)                           Shares         Amount      Capital      Earnings   Income (Loss)     Equity
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                     6,893,628       $ 3,447      25,526        10,682       (179)         39,476

Purchase and retirement of common stock          (47,000)          (24)       (259)                                    (283)

Issuance of  common stock in connection
      with the acquisition of minority
      interest of Bank of Mason                   53,250            27         453                                      480

Two for one stock split                        6,899,878         3,450      (3,450)

Exercise of stock options                          8,480             4          19                                       23

Dividends $0.03 per share                                                                   (416)                      (416)

Comprehensive Income:
                                                                                             337
    Other Comprehensive Income
       Change in unrealized loss on
       securities available for sale
       net of $273 in income taxes                                                                      446
Total Comprehensive Income                                                                                              783
-----------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001                   13,808,236       $ 6,904      22,289        10,603        267          40,063
-----------------------------------------------------------------------------------------------------------------------------

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                      2001              2000
----------------------------------------------------------------------------------------------------------------------
Net earnings                                                                              $    337             3,243
Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Provision for loan losses                                                                4,385             1,821
    Depreciation and amortization                                                            1,731             1,149
    Operations of unconsolidated affiliates                                                    408              (281)
    Mortgage loans originated for sale                                                     (25,028)          (26,800)
    Proceeds from sale of mortgage loans                                                    22,529            24,000
    (Increase) decrease in accrued interest receivable                                         201              (888)
    Increase (decrease) in accrued interest payable and other liabilities                      (45)            2,037
    Other, net                                                                              (5,470)           (1,223)
----------------------------------------------------------------------------------------------------------------------
                        Total adjustments                                                   (1,289)             (185)
----------------------------------------------------------------------------------------------------------------------
                        Net cash provided (used) by operating activities                      (952)            3,058
----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Net (increase) decrease in interest-bearing deposits in financial institutions            12,186            (2,255)
  Increase in federal funds sold                                                            (9,481)           (9,150)
  Purchases of securities available for sale                                               (36,078)             (109)
  Purchases of securities held to maturity                                                  (9,277)           (2,340)
  Proceeds from sales of securities available for sale                                       1,672                 0
  Proceeds from maturities and redemptions of securities available for sale                  8,932                33
  Proceeds from maturities and redemptions of securities held to maturity                    5,791               570
  Net  increase in loans                                                                   (17,698)          (53,477)
  Investment in unconsolidated affiliates                                                     (300)              365
  Purchases of premises and equipment                                                       (2,190)           (7,839)
  Purchases and improvements to other real estate                                                0            (1,009)
  Proceeds from sale of other real estate                                                    3,505                 0
----------------------------------------------------------------------------------------------------------------------
                        Net cash used by investing activities                              (42,938)          (75,211)
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net  increase in deposits                                                                 35,848            69,424
  Decrease in federal funds purchased                                                       (2,455)             (991)
  Increase (decrease) in advances from Federal Home Loan Bank                                6,641            (3,258)
  Proceeds from notes payable                                                                    0             4,264
  Repayments of notes payable                                                               (1,090)           (2,862)
  Proceeds from issuance of trust preferred securities                                       4,000                 0
  Dividends paid                                                                              (416)             (344)
  Proceeds from issuance of common stock                                                        23               438
  Purchase and retirement of common stock                                                     (283)                0
----------------------------------------------------------------------------------------------------------------------
                        Net cash provided by financing activities                           42,268            66,671
----------------------------------------------------------------------------------------------------------------------
                        Net decrease in cash                                                (1,622)           (5,482)
Cash and due from banks at beginning of year                                                22,280            18,255
----------------------------------------------------------------------------------------------------------------------
Cash and due from banks at end of period                                                  $ 20,658            12,773
----------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
----------------------------------------------------------------------------------------------------------------------
    Interest  paid                                                                        $ 21,899            18,637
    Income taxes paid                                                                        1,434             2,263
----------------------------------------------------------------------------------------------------------------------

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         The unaudited consolidated financial statements as of September 30, 2001 and for the three month and nine month periods ended September 30, 2001 and 2000 were prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month and nine month periods ending September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the 2000 consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K.

         The Company's board of directors approved a 2 for 1 stock split for shareholders of record as of March 22, 2001, payable April 22, 2001. Per share amounts have been adjusted to reflect the stock split.

         Certain reclassifications have been made to prior year amounts to conform to the 2001 presentation.

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

FORWARD-LOOKING STATEMENTS

         This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. The words "anticipate," "could," "expects," and "believes" and similar expressions are intended to identify such forward looking statements but other statements not based on historical information may also be considered forward-looking. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to, increased competition with other financial institutions, lack of sustained growth in the Company's market areas, sudden downturns in the business of one or more large customers, sudden adverse interest rate changes, inadequate allowance for loan losses and loss of key personnel. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company's future operating results depend on a number of factors which were derived utilizing numerous assumptions and other important factors that could cause actual results to differ materially from those projected in forward-looking statements.

OVERVIEW

         The Company experienced a loss for the third quarter of 2001 primarily as a result of additional provisions for loan losses. Contributing factors include operating expenses associated with expansion activities and shrinking interest margins.

         The increase in the provision of loan losses was necessary in order to increase the balance in the allowance for loan losses to an appropriate level considering the decline in credit quality of the Company's loan portfolio. The Company's loan portfolio has been adversely impacted by the current economic conditions. Management has implemented an aggressive program to address these issues, including the addition of personnel and enhancing its system for identifying problem loans. These matters are discussed further below.

RESULTS OF OPERATIONS

         Net earnings decreased 89.61% to $337,000 for the first nine months of 2001 as compared to the same period in 2000. The Company had a net loss of $1,162,000 in the third quarter of 2001, compared to net earnings of $1,273,000 in the third quarter of 2000. As previously mentioned, the decline in earnings is primarily attributable to the increase in provisions for loan losses and the shrinking net interest margin.

NET INTEREST INCOME

         Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company's earnings. Net interest income was adversely affected by the Federal Reserve's actions taken to reduce interest rates during the first nine months of 2001. Earning assets repriced sooner than interest bearing liabilities, which resulted in a significant contraction in the net interest margin (net interest income divided by average earning assets). The net interest margin was approximately 3.9% for the nine month period ended September 30, 2001, as compared to approximately 4.6% for the same period one year earlier. The
Company believes that as interest rates stabilize or increase the negative impact on the net interest margin should reverse. The Company believes that other contributing factors to the declining net interest margin were lost interest on non-performing loans and the issuance of trust preferred securities. The Company's total interest income, excluding tax equivalent adjustments, increased $3,197,000 or 8.45% during the nine months ended September 30, 2001 and decreased $468,000 or 3.42% for the three months ended September 30, 2001 as compared to the same periods in 2000. The increase in total interest income for the nine months ended September 30, 2001 was primarily attributable to an increase in average earning assets. This includes a 17.8% increase in average loans outstanding and a 666% increase in the average interest bearing deposits in financial institutions in the first nine months of 2001 as compared to 2000. The decrease for the three month period ended September 30, 2001 was the result of shrinking interest margins associated with declining interest rates, issuance of additional trust preferred securities and the increase in non-performing assets.

         Interest expense increased $3,432,000 or 17.52% for the nine months ended September 30, 2001 and $6,000 or 0.08% in the three months ended September 30, 2001 compared to the comparable periods in 2000. The overall increase in total interest expense for the first nine months of 2001 as compared to 2000 was attributable to an increase in average interest-bearing liabilities. The foregoing resulted in a decrease in net interest income, before the provision for loan losses, of $235,000 or 1.29% for the nine months ended September 30, 2001 and a decrease of $474,000 or 7.38% for the three months ending September 30, 2001 as compared to the same periods in 2000. The Company's believes that its current interest rate sensitivity position results in lower net interest margins in a declining interest rate environment in the short-term. The Company is more interest rate sensitive on the asset side of the balance sheet than the liability side in the short-term horizon. Therefore, declining interest rates in the first nine months of 2001 have resulted in lower net interest margins.

PROVISION FOR LOAN LOSSES

         The significant increase in the provision for loan losses for both periods in 2001 as compared to 2000 was necessary due to increased charge offs and an overall decline in asset quality, including a significant increase in total non-performing loans, as discussed under "Balance Sheet Summary" below. The provision for loan losses was $4,385,000 for the nine months ended September 30, 2001 and $3,333,000 for the three months ended September 30, 2001 compared to $1,821,000 and $547,000, respectively, during the same periods in 2000. The provision for loan losses is based on past loan experience and other factors, which in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed for monitoring its loan portfolio in an effort to identify potential problem loans.

         The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Management believes the allowance for loan losses at September 30, 2001 to be adequate based on facts and circumstances available at that date.

NONINTEREST INCOME

         The components of the Company's noninterest income include service charges on deposit accounts, other fees and commissions, mortgage banking activities, gain on sale of SBA loans and gain on sale of other real estate. Total noninterest income increased by 10.37% to $4,854,000 and decreased by 4.91% to $1,667,000 for the nine month and three month periods ending September 30, 2001, respectively, compared to the same periods in 2000. The overall increase for the nine months ended September 30, 2001 was due primarily to increased revenue generated from service charges on deposit accounts. Service charges on deposit accounts increased $686,000 or 35.7% during the nine months ended September 30, 2001 and 17% or $129,000 for the three months ended September 30, 2001 compared to the same periods in 2000. Management has increased the overall fee structure on deposit accounts in an effort to generate more noninterest income. Revenue from mortgage banking activities decreased $101,000 or 14.37% during the nine months ended September 30, 2001 and $116,000 or 45.14% for the three months ended September 30, 2001 compared to the same period last year. Gains on sales of SBA loans during the nine months ended September 30, 2001 were $236,000 compared to $611,000 in the same period in 2000. Other service charges, fees and commissions totaled $1,409,000 and $1,163,000 during the nine months ended September 30, 2001 and 2000, respectively, an increase of $246,000 or 21.15% and $626,000 and $424,000 during the three months ended September 30, 2001 and 2000, respectively, an increase of $202,000 or 47.64%.

NONINTEREST EXPENSE

         Noninterest expense consists primarily of salaries and employee benefits, occupancy expenses, furniture and equipment expenses, data processing expenses and other operating expenses, including minority interest in net earnings of unconsolidated affiliates. Total noninterest expense increased $2,385,000 or 15.19% during the first nine months ended September 30, 2001 and $585,000 or 10.43% during the three months ended September 30, 2001 compared to the same periods in 2000. The increases in noninterest expense are primarily attributable to increases in salaries and employee benefits, and other costs necessary to support the Company's expanded operations. The number of employees increased to 278 at September 30, 2001, from 257 at September 30, 2000.

INCOME TAXES

         The Company had income tax expense of $79,000 for the nine months ended September 30, 2001 and an income tax benefit of $746,000 for the three months ended September 30, 2001. This reflects a decrease in tax expense of $1,822,000 for the nine month period ended September 30, 2001 and $1,496,000 for the three month period ended September 30, 2001 from the comparable periods in 2000 and is directly related to the decline in pretax income.

FINANCIAL CONDITION

BALANCE SHEET SUMMARY

         The Company's total assets increased 6.76% to $687 million at September 30, 2001 from $643 million at December 31, 2000. This increase in total assets was funded primarily from the 7% increase in deposits of $36 million. The deposits have been invested primarily in securities, which increased $30 million during the same period, due to slowing loan demand. Overall loan growth was $17.3 million or approximately 3.41% during the first nine months of 2001.

         Net charge-offs were $2,916,000 and $1,157,000 for the nine month periods ended September 30, 2001 and 2000, respectively. Total non-performing loans at September 30, 2001 were $12.6 million or 2.43% of total loans as compared to $6.2 million or 1.3% of total loans at December 31, 2000. Other real estate was $3.9 million at September 30, 2001, an increase from the $3.1 million level at December 31, 2000.

         The allowance for loan losses has increased 23.94% to $7.6 million at September 30, 2001 compared to $6.1 million on December 31, 2000. The allowance for loan losses as a percentage of total outstanding loans was approximately 1.45% at September 30, 2001 and 1.21% at December 31, 2000. The allowance for loan losses as a percentage of total non-performing loans declined to 60% at September 30, 2001 compared to 102% at December 31, 2000.

         The Company has experienced a significant decline in credit quality during 2001 as compared to the prior year. As a result, net charge offs have increased significantly over the prior year and total non-performing loans is at the highest level it has been in recent years. The majority of problem loans are the result of lending activities in the western portion of the State of Tennessee. Management has enhanced its credit review process, added personnel and focused its efforts on improving overall credit administration. Furthermore, the Company's borrowers in the western portion of the State of Tennessee have had higher frequencies of bankruptcies and suffered more from weaker overall economic conditions than borrowers in other geographic regions in which the Company does business. Should credit quality decline due to worsening economic conditions or other reasons, additional provisions for loan losses will likely be required to maintain an adequate allowance for loan losses.

         In response to the issues discussed above, management has implemented several policies to adjust lending authorities, realign management personnel, restructure credit underwriting policies and procedures, create a special assets department to deal with identified problem credits and enhance collection procedures. The Company's net charge-offs and loan loss premiums are to a significant degree impacted by economic conditions in the Company's markets, particularly in real estate, and the recent downturn in such conditions could continue to adversely impact net charge-offs and loan loss provisions.

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

         Liquid assets including cash, due from banks and federal funds sold totaled $66 million. In addition, the Company has $42 million in securities classified as available for sale that could be sold for liquidity needs.

         The Company believes its primary source of liquidity is a stable core deposit base. In addition, loan payments provide a secondary source. Borrowing lines with correspondent banks, the Federal Home Loan Bank and Federal Reserve augment these traditional sources.

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

         A secondary source of liquidity is the Company's loan portfolio. At September 30, 2001, loans of approximately $296 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.

         As for liabilities, certificates of deposits of approximately $280 million will become due during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future. However, future decreases in rates could have a negative effect on total deposits.

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

         At September 30, 2001, total shareholders' equity was $40.06 million or 6.0% of total assets. The increase in shareholders' equity during the nine months ended September 30, 2001 results from the Company's net income of $337,000 and issuance of 61,730 shares of common stock. The increase was somewhat offset by the purchase and retirement of 47,000 shares of common stock and $0.03 per share cash dividend.

         The Company's principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary banks. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary banks have none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary banks and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. Trust preferred securities are allowed to be counted in Tier I capital, subject to certain limitations. At September 30, 2001, the Company's total risk-based capital ratio was 11.58% and its Tier I risk-based capital ratio was approximately 10.06% compared to ratios of 10.79% and 9.52%, respectively at December 31, 2000. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4.0%. At September 30, 2001, the Company had a leverage ratio of 7.3%, compared to 7.4% at December 31, 2000.

IMPACT OF INFLATION

         Although interest rates are significantly affected by inflation, the inflation rate is immaterial when reviewing the Company's results of operations.

ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 addresses financial accounting and reporting for business combinations initiated after June 30, 2001.

         In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets for fiscal years beginning after December 15, 2001. The impact of the adoption of SFAS No. 141 and 142 on the financial position and results of operations of the Company has not been determined, but is not expected to have a material impact.

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

         Declining interest rates, such as those incurred during the nine months ended September 30, 2001, tend to have a negative impact on the Company's net interest income and, therefore, net earnings in the short term. Further declines in interest rates could result in lower net interest margins and lower net earnings.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On June 29, 2001, a lawsuit was filed against a subsidiary bank of the Company and one of its officers. The suit seeks recovery of losses and punitive damages of over $3 million. The subsidiary bank has filed a motion to dismiss the lawsuit for improper venue. A hearing has been set on such motion for November 2001. The Company continues to believe that the plaintiff's allegations are without merit as to its subsidiary bank and that it is unlikely that the outcome will have a material adverse effect on the Company's results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.  OTHER INFORMATION

         The Company signed a non-binding letter of intent in October 2001 to acquire South Central Bancshares, Inc. of Russellville, Kentucky. The combined bank holding company would have total assets of approximately $1 billion with ownership interests in ten banks located within Tennessee and Kentucky. It would have 38 financial offices operating in 15 different counties. South Central Bancshares, Inc. is a Kentucky-based bank holding company with total assets of $314 million as of June 2001. The transaction contemplated by the non-binding letter of intent is subject to the negotiation and execution of a definitive agreement, which will have various closing conditions, including receipt of the necessary regulatory approval and the necessary shareholder approval.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      No exhibits

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


                        CUMBERLAND BANCORP, INCORPORATED
                                  (Registrant)

DATE: November 14, 2001                      /s/ Joel Porter
                                             -----------------------------------
                                             Joel Porter, President
                                             (Principal Executive Officer)


DATE: November 14, 2001                      /s/ Andy LoCascio
                                             -----------------------------------
                                             Andy LoCascio
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)