Form 10-K
period 2001-12-31
CUMBERLAND BANCORP INC
filed 2002-04-01
CIK 1092099

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2001

                         Commission File Number 0-27393

                        CUMBERLAND BANCORP, INCORPORATED
             (Exact name of registrant as specified in its charter)

                     Tennessee                                 62 - 1297760
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                     Identification No.)

4205 Hillsboro Pike, Suite 204, Nashville, Tennessee              37215
    (Address of principal executive offices)                    (Zip Code)

                                 (615) 383-4758
                           (Issuer's telephone number)

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

                                    YES  X  NO
                                        ---    ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ___

         The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant on February 28, 2002 was $28,859,843. The market value calculation was determined using the closing price of $3.75 for the Registrant's common stock on February 28, 2002, as reported on the NASDAQ over-the-counter bulletin board.

         As of February 28, 2002, 13,808,236 shares of the issuer's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive proxy statement for its Annual Meeting of Shareholders to be held on April 25, 2002 are incorporated by reference into Part III of this Annual Report on Form 10-K.

                              CROSS REFERENCE INDEX
                                       TO
                                    FORM 10-K


                               PART I


                                                                                       PAGE
ITEM 1.     DESCRIPTION OF BUSINESS                                                       2
ITEM 2.     DESCRIPTION OF PROPERTY                                                      10
ITEM 3.     LEGAL PROCEEDINGS                                                            11
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS                                                             11

                               PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED
            SHAREHOLDER MATTERS                                                          11
ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA                                         12
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS                                                                13
ITEM 7A.    QUANTITATIVE AND QUALITATIVE
            DISCLOSURE ABOUT MARKET RISK                                                 27
ITEM 8.     FINANCIAL STATEMENTS                                                         29
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH
            ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE                                                         61

                              PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS                                             61
ITEM 11.    EXECUTIVE COMPENSATION                                                       61
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT                                                        61
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS                                                                 61

                               PART IV

ITEM 14.    EXHIBITS AND REPORTS ON FORM 8-K                                             61

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

         You should be aware that, while the Company believes the expectations reflected in those forward-looking statements are reasonable, they are inherently subject to risks and uncertainties which could cause the Company's future results and shareholder values to differ materially from the Company's expectations. These factors are disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth herein and include, among others, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economy in the Company's market area, (iii) rapid flucuations in interest rates, (iv) significant downturns in the businesses of one or more large customers, (v) risks inherent in originating loans, including prepayment risks, (vi) the fluctuations in collateral values, the rate of loan charge-offs and the level for the provision for losses on loans, and (vii) changes in the legislature and regulatory environment. Because of these factors, there can be no assurance that the forward-looking statements included or incorporated by reference herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included or incorporated by reference herein, you should not regard the inclusion of such information as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. In addition, the Company does not intend to, and is not obligated to, update these forward-looking statements after the date of this Annual Report on Form 10-K, even if new information, future events or other circumstances have made them incorrect or misleading as of any future date.

                                     PART I

ITEM 1.           Description of Business

General

         We are the largest Tennessee bank holding company headquartered in Nashville, Tennessee. We conduct our banking business through five (5) bank subsidiaries:

- Cumberland Bank, a Tennessee state chartered bank with nine (9) offices in Macon, Smith, Sumner and Warren Counties, Tennessee;

- BankTennessee, a Tennessee state chartered bank with five (5) offices in Shelby and Lauderdale Counties, Tennessee;

- The Community Bank, a Tennessee state chartered bank, with three (3) offices in Davidson and Williamson Counties, Tennessee;

- Bank of Dyer, a Tennessee state chartered bank with four (4) offices in Gibson and Madison County, Tennessee; and

- Bank of Mason, a Tennessee state chartered bank with one (1) office in Tipton County, Tennessee.

         Our Tennessee banks are collectively referred to as "our bank subsidiaries" or "our banks". We also own a fifty percent (50%) interest in The Murray Bank, a federal savings bank in Murray, Kentucky that opened for business on June 15, 1999 and has grown to total assets of more than $69 million at December 31, 2001. We own a fifty percent (50%) interest in the Insurors Bank of Tennessee, a state chartered, Federal Reserve member bank that opened for business on November 20, 2000. The Insurors Bank has grown to total assets of $21 million at December 31, 2001.

         Our operations principally involve commercial and residential real estate lending, commercial business lending, consumer lending, construction lending and other financial services, including credit card services and brokerage services. The Company had total assets of $668 million as of December 31, 2001.

         We have seven (7) bank branch offices that are less than three years old as of December 31, 2001. We also have broadened our mix of products and expanded our customer base through a combination of internal growth and acquisitions. Our growth has been directed by a senior management team composed of individuals with an average of more than twenty-two (22) years of banking experience in Tennessee.

         Our banks operate in twelve markets throughout Middle and West Tennessee. We equally serve both metropolitan and rural areas. Management believes that the markets in which our banks operate offer an environment for continued growth with respect to our target market, which includes local consumers, professionals and small businesses. Our banks do not have a concentration of deposits obtained from a single person or entity, or a small group of persons or entities, the loss of which would have a material adverse effect on our business or the business of our banks; however, construction and development loans of approximately $74 million made up 14% of our loan portfolio as of December 31, 2001.

         Our banks provide a range of customary services which include checking, NOW accounts, money market and savings accounts, certificates of deposit, individual retirement accounts, money transfers, and safe deposit facilities. Lending services include construction, commercial, consumer, commercial and residential real estate, home equity and home improvements. In addition, the banks offer various uninsured, non-deposit products including annuities and mutual funds, brokerage services, and secondary market mortgage processing services. Our banks are not authorized to provide trust services.

         Our banks are subject to the regulatory authority of the Department of Financial Institutions of the State of Tennessee and the Federal Reserve Board and the Federal Deposit Insurance Corporation (the "FDIC"), which currently insures the depositors of each member bank to a maximum of $100,000 per depositor. For this protection, each bank is subject to a quarterly statutory assessment and the rules and regulations of the FDIC.

Market Areas

         We operate principally in twelve (12) market areas in Tennessee: Macon County, Shelby County, Madison County, Robertson County, Gibson County, Tipton County, Smith County, Sumner County, Warren County and Southern
Davidson/Williamson County. We also have a bank branch in Lauderdale County and a finance company office in Rutherford County.

Employees

         The Company and its subsidiaries had approximately 331 full-time equivalent employees as of December 31, 2001. None of our employees or our banks' employees are represented by a collective bargaining group. We consider relations with our employees to be excellent. We and our banks provide several employee benefit programs, including a 401(k) plan, group life and health insurance, an annual merit program, paid vacations, and sick leave.

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

         We believe our strategy of relationship banking and local autonomy in the communities we serve allows flexibility in rates and products offered in response to local needs in a way that can enhance profitability for our banks, particularly as consolidation of the banking industry occurs and larger institutions exit markets that are only marginally profitable for them. We believe our emphasis on community banking, customer service and relationships is the most effective method we have of competing with these larger regional bank holding companies as well as smaller community banks.

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

         We have created a Corporate Loan Committee, which we believe brings together our strongest and most experienced lending officers and utilizes them to work with our local loan committees in analyzing, underwriting and structuring large loan requests. This group will also be responsible for our anticipated development and implementation of a common loan policy and procedures for the Company.

         Additionally, the position of Asset Quality Manager has been added at the holding company to provide independent oversight of our banks' loan portfolios. External loan review will also be contracted to conduct periodic reviews. The banks' have adopted an 8-point internal loan grading system as well as a uniform analysis of the loan loss reserve adequacy methodology. Past due loans are reviewed by an internal loan officer committee, and a summary report of such loans is reviewed monthly by the board of directors of the Company. A report of loan review findings is presented to our Audit Committee and board of directors.

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

Joint Ventures

         The Company owns a 50% interest in The Murray Bank in Murray, Kentucky and Insurors Bank of Tennessee, headquartered in Nashville, Tennessee. Both of these investments are structured so that the Company does not have controlling representation on the Board of Directors. Therefore, only the Company's initial investment, adjusted for its pro rata share of operating results of each entity, is included in the consolidated financial statements. The Murray Bank, which opened in 1999, has approximately $70 million in total assets at December 31, 2001. Insurors Bank opened in November 2000 and has approximately $21 million in assets at December 31, 2001. Certain services are provided by the Company to both of these institutions for a fee, which is not significant to the Company's financial statements. More information regarding these two entities can be found in note 21 to the consolidated financial statements.

Monetary Policies

         The result of operations of our banks and the Company are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effects of actions by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the effect of such matters on the business and earnings of the Company.

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

         General. As a bank holding company, we are regulated under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and are inspected, examined and supervised by the Board of Governors of the Federal Reserve System. Under the BHCA, bank holding companies generally may not acquire the ownership or control of more than 5% of the voting shares, or substantially all the assets, of any company, including a bank, without the Federal Reserve's prior approval. In addition, bank holding companies generally may engage, directly or indirectly, only in banking and such other activities as are determined by the Federal Reserve to be closely related to banking. Under the Gramm-Leach-Bliley Act of 1999, bank holding companies may elect to become financial holding companies, which are permitted to engage in activities that are financial in nature or incidental to a financial activity. We have not elected to become a financial holding company.

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

         All of our banks are incorporated under the banking laws of the State of Tennessee and, as such, are governed by the applicable provisions of those laws. Consequently, the Tennessee Department of Financial Institutions ("TDFI") supervises and regularly examines our banks. Our banks' deposits are insured by the FDIC through the Bank Insurance Fund, and therefore are governed by the provisions of the Federal Deposit Insurance Act. However, most of our banks are members of the Federal Reserve Bank System. Therefore, our primary federal banking regulator is the Federal Reserve. The TDFI and the FDIC regulate or monitor virtually all areas of our banks' operations. The Murray Bank is a federal savings bank organized under the laws of the United States of America. The Murray Bank is primarily regulated and examined by the Office of Thrift Supervision. The FDIC also regulates various operations of The Murray Bank.

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

         Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal bank regulatory agencies responsible for evaluating us and our banks evaluate the record of the depository institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

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

         Risk-Based Capital Requirements. All of the federal regulatory agencies have adopted risk-based capital guidelines for banks and bank holding companies. These risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The ratios are minimums. The guidelines require all federally-regulated banks to maintain a minimum risk-based total capital ratio of 8%, of which at least 4% must be Tier I capital, as described below.

         A banking organization's qualifying total capital consists of two components: Tier I, or "core" capital, and Tier 2, or "supplementary" capital. Tier I capital is an amount equal to the sum of: (1) common shareholders' equity, including adjustments for any surplus or deficit; (2) non-cumulative perpetual preferred stock; and (3) the company's minority interests in the equity accounts of consolidated subsidiaries. With limited exceptions for goodwill arising from certain supervisory acquisitions, intangible assets generally must be deducted from Tier I capital. Other intangible assets may be included in an amount up to 25% of Tier I capital, so long as the asset is capable of being separated and sold apart from the banking organization or the bulk of its assets. Additionally, the market value of the asset must be established on an annual basis through an identifiable stream of cash flows and there must be a high degree of certainty that the asset will hold this market value notwithstanding the future prospects of the banking organization. Finally, the banking organization must demonstrate that a liquid market exists for the asset. Intangible assets in excess of 25% of Tier I capital generally are deducted from a banking organization's regulatory capital. At least 50% of the banking organization's total regulatory capital must consist of Tier I capital.

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

         Under the risk-weighted capital guidelines, balance sheet assets and certain off-balance sheet items like standby letters of credit are assigned to one of four risk-weight categories according to the nature of the asset and its collateral or the identity of any obligor or guarantor. These four categories are 0%, 20%, 50% or 100%. For example, cash is assigned to the 0% risk category, while loans secured by one-to-four family residences are assigned to the 50% risk category. The aggregate amount of assets and off-balance sheet items in each risk category is adjusted by the risk-weight assigned to that category to determine weighted values, which are added together to determine the total risk-weighted assets for the banking organization. Accordingly, an asset, like a commercial loan, which is assigned to a 100% risk category is included in risk-weighted assets at its nominal face value, whereas a loan secured by a single-family home mortgage is included at only 50% of its nominal face value. The application ratios are equal to capital, as determined, divided by risk-weighted assets, as determined.

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

         At December 31, 2001, the Company's Tier 1 risk-based Capital and Total risk-based Capital ratios were 9.52% and 10.79%, respectively.

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

         A state bank, with the approval of the TDFI, may transfer funds from its surplus account to the undivided profits or retained earnings account or any part of its paid-in-capital account. The payment of dividends by any bank is dependent upon its earnings and financial condition and also may be limited by federal and state regulatory agency protections against unsafe or unsound banking practices. The payment of dividends could, depending upon the financial condition of a bank, constitute an unsafe or unsound banking practice. When a bank's surplus account is less than its capital stock account, Tennessee law imposes other restrictions on dividends. Finally, the FDIC prohibits a state bank, the deposits of which are insured by the FDIC, from paying dividends if it is in default in the payment of any assessments due the FDIC.

         The Federal Reserve also imposes dividend restrictions on our banks as state member banks of the Federal Reserve. Our banks may not declare or pay a dividend if that dividend would exceed the bank's undivided profits, unless the bank has received the prior approval of the Board of Governors of the Federal Reserve. Additionally, our banks may not permit any portion of their "permanent capital" to be withdrawn unless the withdrawal has been approved by the Board of Governors of the Federal Reserve. "Permanent capital" is defined as the total of a bank's perpetual preferred stock and related surplus, common stock and surplus, and minority interest in consolidated subsidiaries. Finally, if one of our banks has a capital surplus in excess of that required by law, that excess may be transferred to the bank's undivided profits account and be available for the payment of dividends so long as (1) the amount came from the earnings of prior periods, excluding earnings transferred as a result of stock dividends, and (2) the bank's board and the Board of Governors of the Federal Reserve approved the transfer.

         In 2001, cash dividends totaling $0.06 per share were declared (as adjusted for stock splits). In the first quarter of 2002, a cash dividend was declared in the amount of $0.015 cents per share payable on April 15, 2002 to shareholders of record on March 1, 2002.

         Deposit Insurance Assessments. The deposits of each of our banks are insured up to regulatory limits by the FDIC and we are required under the FDIC's deposit insurance assessments to maintain the Bank Insurance Fund (BIF) and Savings Association Insurance Fund (SAIF). The FDIC has adopted regulations establishing a permanent risk-related deposit insurance assessment system. Each financial institution is assigned to one of three capital groups; well capitalized, adequately capitalized or undercapitalized; and further assigned to one of three subgroups within a capital group. A bank's assignment is based on supervisory evaluations by the institution's primary federal regulator and, if applicable, other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The assessment rate applicable to our banks in the future will depend in part upon the risk assessment classification assigned to each bank by the FDIC and in part on the BIF assessment schedule adopted by the FDIC. Institutions are prohibited from disclosing the risk classification to which they have been assigned. The Deposit Insurance Funds Act of 1996 provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF and the SAIF. Currently, the annual insurance premiums on bank deposits insured by the BIF and SAIF vary between $0.00 to $0.27 per $100 of deposits.

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

ITEM 2.  Description of Property

         Our principal and executive offices are located at 4205 Hillsboro Pike, Suite 204, Nashville, Tennessee 37215 in a leased facility with over 5,000 square feet of office space used by The Community Bank as its Green Hills branch. The Community Bank also operates two other branch offices located in Brentwood and Franklin, Williamson County, Tennessee. BankTennessee currently conducts business in five (5) offices located in Shelby and Lauderdale Counties, Tennessee. Bank of Dyer has four offices located in Madison and Gibson Counties. Bank of Mason has one office in Tipton County. Cumberland Bank currently conducts business at nine (9) offices located in Macon, Smith, Sumner, Robertson and Warren Counties, Tennessee. CBC Financial Services conducts business at two offices, one in Smith County and one in Sumner County. Cumberland Finance conducts business at two offices, one located in Sumner County and one in Rutherford County, Tennessee. InsureTennessee conducts business at one office in Shelby County that it shares with BankTennessee.

         We own all of our branch office locations except for seven leased operations which include Cumberland Bank's offices in Gallatin and McMinnville, The Community Bank's offices in Green Hills, BankTennessee's Collierville Square office, Cumberland Finance's Murfreesboro office and CBC Financial Services' office in Carthage.

         Cumberland Bank also operates off-site ATMs at leased locations in Smith and Sumner Counties.

ITEM 3.  Legal Proceedings

         As of the date hereof, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of its properties are subject; nor are there material proceedings known to the Company or its subsidiaries to be contemplated by any governmental authority; nor are there material proceedings known to the Company or its subsidiaries, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company or any of its subsidiaries or any associate of any of the foregoing, is a party or has an interest adverse to the Company or any of its subsidiaries.

ITEM 4.  Submission of Matters to a Vote of Shareholders

         No matter was submitted to a vote of security holders during the quarter ended December 31, 2001.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Shareholder Matters

         The Company's common stock is currently traded over-the-counter on the OTC Bulletin Board. Prior to being traded on the OTC Bulletin Board, there was no established public trading market for our shares. Accordingly, there was no comprehensive record of trades or the prices of any trades prior to the shares being listed on the OTC Bulletin Board. The following table reflects stock prices for our shares to the extent any information is available for trades prior to the fourth quarter of 2001, the date that the shares were first listed on the OTC Bulletin Board and for trades after such date as reported on the OTC Bulletin Board.

                 Cumberland Bancorp Incorporated Common Stock(1)

                                                                           HIGH          LOW
                                                                           ----          ---
        2000:
              First Quarter.................................               $6.25         $6.25
              Second Quarter................................               $6.25         $5.50
              Third Quarter ................................               $5.50         $5.25
              Fourth Quarter ...............................               $5.25         $4.75

        2001:
              First Quarter.................................               $4.75          $4.50
              Second Quarter................................               $4.90          $4.00
              Third Quarter ................................               $4.60          $3.96
              Fourth Quarter................................               $4.13          $3.25


-----------------

(1) The amounts per share have been adjusted for stock splits and stock dividends prior to December 31, 2001.

         As of February 28, 2002, we had approximately 1,115 record shareholders. At that date, 13,808,236 shares were outstanding.

         In 2001, cash dividends totaling $0.06 per share were declared (as adjusted for stock splits). In the first quarter of 2002, a cash dividend was declared in the amount of $0.015 per share payable on April 15, 2002 to shareholders of record on March 1, 2002.

         We review our dividend policy at least annually. The amount of the dividend, while in our sole discretion, depends in part upon the performance of our banks. Our ability to pay dividends is restricted by federal laws and regulations applicable to bank holding companies and by Tennessee laws relating to the payment of dividends by Tennessee corporations. Because substantially all of our operations are conducted through our subsidiaries, our ability to pay dividends also depends on the ability of our banks to pay a dividend to us. The ability of the banks to pay cash dividends is restricted by applicable regulations of the TDFI, the Federal Reserve, the OTS and the FDIC. As a result, we may not be able to declare a dividend to holders of the shares even if the present dividend policy were to change. See "Supervision and Regulation - Dividend Restrictions."

ITEM 6.  Selected Consolidated Financial Data

         The table below provides selected consolidated financial data for the Company as of and for each of the five years ended December 31, 1997, 1998, 1999, 2000 and 2001. This information does not include financial data of BankTennessee or The Community Bank before the July 1997 merger of First Federal Bancshares, Inc. with us. The merger was accounted for using the purchase method of accounting. In accordance with purchase accounting, the results of operations for BankTennessee and The Community Bank are included in the selected consolidated financial data since the date of the merger. You should read the following selected consolidated financial information in conjunction with our financial statements and the notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" located elsewhere in this document.

                                                                           For years ending December 31,
                                                     -------------------------------------------------------------------------
                                                     2001              2000            1999              1998             1997
                                                     ----              ----            ----              ----             ----
                                                                      (In thousands, except per share amount)
Summary of Operations
Interest income                                   $  52,865           51,651           39,193           33,290           20,479
Interest expense                                     28,901           27,057           19,127           17,381           10,429

Net interest income                                  23,964           24,594           20,066           15,909           10,050
Provision for loan losses                            (6,377)          (2,636)          (1,623)          (1,188)          (1,390)
Noninterest income                                    7,048            5,771            4,290            4,237            3,390
Noninterest expense                                 (24,408)         (21,132)         (17,109)         (13,613)          (8,696)

Income before income taxes                              227            6,597            5,624            5,345            3,354
Income tax expense                                       18            2,436            2,113            2,003            1,220

Net earnings                                            209            4,161            3,511            3,342            2,134
Basic earnings per share                               0.02             0.30             0.28             0.28             0.25
Diluted earnings per share                             0.01             0.30             0.27             0.28             0.24
Dividends per common share                             0.06             0.05               --               --               --
Book value per common share                            2.85             2.86             2.57             2.01             1.71

Selected Period-End Balances
Total assets                                        667,511          643,457          525,559          408,706          330,335
Loans net of unearned income                        522,245          507,217          440,316          321,547          269,378
Allowance for loan losses                             9,023            6,137            5,146            4,012            3,214
Total deposits                                      549,424          524,142          435,252          357,404          285,049

Other borrowings                                     60,186           64,535           49,284           25,206           23,189
Shareholders' equity                                 39,313           39,476           35,275           22,059           18,650

Selected Average Balances
Total assets                                        671,690          576,622          453,378          372,967          226,220
Securities                                           32,344           23,468           25,886           26,612           14,631
Loans net of unearned income                        512,918          476,339          374,714          293,665          184,792
Allowance for loan losses                             7,027            5,635            4,196            3,504            2,603
Total deposits                                      550,569          485,708          387,941          319,796          196,219
Other borrowings                                     63,975           47,437           34,477           27,776           12,922
Shareholders' equity                                 40,056           37,366           27,200           20,607           13,543

Selected Operating Ratios
Annual % change in average loans                       7.68%           27.12%           27.60%           58.92%           88.49%
Annual % change in average assets                     16.49%           27.18%           21.56%           64.87%           80.43%
Return on average equity                               0.52%           11.14%           12.91%           16.22%           15.76%
Return on average assets                               0.03%            0.72%            0.77%            0.90%            0.94%

Per share amounts adjusted to reflect the effect of stock splits and stock dividends.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         You should read the following discussion in conjunction with our financial statements and the notes to those statements appearing elsewhere in this document.

Critical Accounting Policies

         The accounting principles followed by the Corporation and the methods of applying these principles conform with United States generally accepted accounting principles and with general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Critical accounting policies relate to investments, loans, allowance for loan losses, intangibles, revenues, expenses, stock options and income taxes. A description of these policies, which significantly affect the determination of the financial position, results in operations and cash flows, are summarized in
Note 1, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements and discussed elsewhere in this section.

Overview

         The Company had several significant events that occurred during 2001 which affected its financial condition and results of operations. The Company experienced poor earnings and a decline in growth of total assets during 2001 as compared to prior years. Earnings were adversely impacted by large increases to the provision for loan losses and a reduction in net interest margins, both of which are discussed in more detail below. Significant management resources were required for oversight of asset quality issues, which limited managements' ability to focus on marketing and on overall Company growth. As further explained in this document, economic conditions, including the abrupt decline in interest rates, and the recessionary economic environment, were primary factors contributing to the above.

         Assets grew from $643.5 million at year-end 2000 to $667.5 million at December 31, 2001, a $24.0 million increase or 3.7%. The primary changes in assets were the $15.0 million increase in net loans and the $31.6 million increase in securities. We funded these increases primarily by an increase in deposits of

$25.3 million. Our total liabilities grew from $604 million at year end 2000 to $628 million at December 31, 2001, a $24.2 million increase or 4.0%. In addition to the deposit growth mentioned above, advances from the Federal Home Loan Bank increased $4.6 million.

         Additionally, in the third quarter of 2001, the Company completed a Trust Preferred offering which raised approximately $4.0 million. This funding source, for regulatory capital purposes, is treated as Tier I capital.

         Shareholders' equity decreased $163,000 to $39.3 million at December 31, 2001. Our leverage capital ratio increased from 7.42% at December 31, 2000 to 7.47% at December 31, 2001. See note 17 to our consolidated financial statements for more information relating to capital.

Results of Operations Year ended December 31, 2001 Compared to the Year ended December 31, 2000

         Net earnings were $209,000 in 2001 compared to $4.2 million in 2000. Total revenues increased 4.3% while total expenses increased 10.6% during 2001 as compared to the prior year.

         Net interest income decreased $630,000 or 2.6%, to $24.0 million in 2001 from $24.6 million in 2000. Net interest income was adversely affected by the Federal Reserve's effort to stimulate economic growth by decreasing the Federal funds rate a total of 475 basis points to 1.75% during 2001. Likewise, banks followed by reducing the rate charged to their prime loan customers 475 basis points to 4.75%. This significant decline in interest rates accelerated prepayments on both loans and securities. Additionally, variable rate loans were reset to the lower market interest rates. This exposed the asset sensitive bias of the banks' balance sheet. Interest-bearing liabilities were unable to reprice downward at the same speed, degree or volume as earning assets. Unlike the earning assets, interest-bearing liabilities did not have the ability to realize 100% of the continued decreases in market interest rates in this already low rate environment. Once interest rates stabilized allowing interest-bearing liabilities to cycle forward, net interest income improved.

         The increase in the level of non-performing assets also heavily contributed to this decline in net interest income. Lost interest totaling $855,000 due to loans in a non-accrual status negatively impacted performance. Non-accruals and foreclosed property levels increased $7 million and $4 million, respectively, over the prior year.

         The Company also recorded a full year's interest expense on the $8 million Trust Preferred securities issued in December 2000 and five months of expense for the additional $4 million issued in July of 2001.

         These factors combined to cause a reduction in net interest income.

         The Company's net interest spread and net yield on earning assets were 3.98% and 3.90% respectively, in 2001 as compared to 4.69% and 4.65% in 2000. Net interest spread represents the difference in the yield on earning assets and the rate paid on interest bearing liabilities. Net yield on earning assets is net interest income divided by average earning assets. As previously mentioned, margin contraction resulted from the asset sensitive bias of the balance sheet given the significant reduction in market interest rates coupled with asset quality deterioration. The decline in the average yield on earning assets, which fell from 9.76% in 2000 to 8.61% in 2001, reduced interest income significantly. The yield on loans was 9.39% in 2001, compared to 10.17% in 2000. The lower yield on loans was the primary factor driving the decrease in net interest margin. More detail on changes in interest income and interest expense due to changes in rates is shown on page 24.

         The provision for loan losses was $6.4 million at December 31, 2001 compared to $2.6 million at December 31, 2000, a 141.9% increase. The increase in the provision was attributable to the increase in classified loans and net charge-offs. Net loan charge-offs were $3.5 million in 2001 compared to $1.7 million in 2000. Charge-offs increased due to increased losses in commercial, real estate and consumer loans. Loan classifications increased due to the economic downturn and management's aggressive identification actions on loans to borrowers which otherwise are able to make principal and interest payments, but, upon review, appear to have financial weaknesses. During the second half of 2001, additional emphasis was placed on reviewing and identifying weak and problem credits. Through extensive internal and outside loan review, significant problem loans were identified. Additional provisions for loan losses were necessary to provide an adequate allowance related to these loans.

         Noninterest income increased $1.3 million, or 22.1%, to $7.0 million in 2001 from $5.7 million in 2000. Service charges on deposit accounts continue to be our largest source of noninterest income. These charges increased $880,000 or 32.9% in 2001 to $3.6 million. This compares to $2.7 million for 2000. The increase resulted from an increase in the number of accounts subject to service charges, repricing of certain customer services and a stronger emphasis on the collection of fees. Mortgage banking income increased $517,000 or 63.7% from 2000 levels, primarily due to growth in mortgage activity related to falling interest rates.

         Noninterest expense increased $3.3 million, or 15.5%, to $24.4 million in 2001 from $21.1 million in 2000. Included in noninterest expense are increases in data processing expenses of $212,000 and occupancy expense of $642,000. Salaries and benefits increased from $11.2 million in 2000 to $12.1 million in 2001, or an increase of $968,000 or 8.7%. Also, included in noninterest expense is $505,000 in net losses of unconsolidated affiliates. Other increases in miscellaneous operating expenses totaled $1.1 million related to increases in loan fees expense, legal fees, and expenses related to other real estate.

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

Loans

         The following table presents various categories of loans contained in our banks' loan portfolio for the periods indicated and the total amount of all loans for such period:

                                                                                 December 31,
                                                     2001            2000            1999            1998            1997
                                                  ---------        --------        --------        --------        --------
                                                                               (In thousands)
Type of Loan
Real estate-construction and
   development                                    $  73,713          73,706          80,789          55,220          42,819
Real estate-1 to 4 family
   residential                                      181,675         181,723         157,820         140,138         121,928
Real estate other                                    68,089          63,450          49,708          12,555          26,956
Commercial, financial and
   agricultural                                     142,122         131,548         102,385          71,070          38,977
Consumer                                             57,517          58,156          50,643          45,431          41,941
Other                                                 1,115           1,396           1,744             746             208
                                                  ---------        --------        --------        --------        --------
Total loans                                         524,231         509,979         443,089         325,160         272,829
Unearned income
   and deferred fees                                 (1,986)         (2,762)         (2,773)         (3,613)         (3,451)
                                                  ---------        --------        --------        --------        --------
     Net loans                                    $ 522,245         507,217         440,316         321,547         269,378
                                                  =========        ========        ========        ========        ========

         Loan growth was $15.0 million, or 3.0%, during 2001, and $66.9 million, or 15.2%, during 2000. Loan growth was less in 2001 primarily as a result of declining economic conditions. Furthermore, managements' focus on managing asset quality issues detracted from business development efforts.

         At December 31, 2001, 1-4 family residential real estate loans constituted 34.7% of total loans and construction and development loans constituted 14.1% of total loans. Construction and development loans typically involve 1-4 family residential properties or loans to develop subdivisions of such properties. More than half of our construction and development loans are made to finance speculative construction by builders. The remaining builder loans are for custom-built homes with sales contracts in place. Most of our real estate loans are secured by properties located in the primary service areas of our banks.

         The following is a presentation of an analysis of maturities of loans as of December 31, 2001:

                                                                Due in 1 year     Due in 1 to 5    Due After 5
                 Type of Loan                                      or less            Years           Years            Total
                                                                  ---------          -------          ------          -------
                                                                                          (In thousands)
Real estate-construction & development                            $  65,126            8,587              --           73,713
Real estate-1-4 family residential                                   96,160           73,448          12,067          181,675
Real estate-other                                                    27,371           31,682           9,036           68,089
Commercial, financial and agricultural                               87,556           51,073           3,493          142,122
Consumer                                                             25,794           31,523             200           57,517
Other                                                                   745              369               1            1,115
                                                                  ---------          -------          ------          -------
     Total                                                        $ 302,752          196,682          24,797          524,231
                                                                  =========          =======          ======          =======

         At December 31, 2001, $210 million in loans due after one year had predetermined interest rates and $11 million in loans due after one year had floating interest rates.

         It is our philosophy to pursue real estate lending as our core type of lending relationship. Of our combined loan portfolio, 61.7% is secured by residential and other real estate.

Provision for Loan Losses and Asset Quality

         The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount believed by management to be sufficient to absorb inherent losses in the loan portfolio. Factors considered in establishing an appropriate allowance include an assessment of the financial condition of the borrower, a determination of the value and adequacy of underlying collateral, the condition of the local economy and the condition of the specific industry of the borrower, an analysis of the levels and trends of loan categories, and a review of delinquent and classified loans. We apply a systematic process for determining the adequacy of the allowance for loan losses, including an internal loan review function and a monthly analysis of the adequacy of the allowance. Our monthly analysis includes determination of specific potential loss factors on individual classified loans, historical potential loss factors derived from actual net charge-off experience and trends in nonperforming loans, and potential loss factors for other loan portfolio risks such as loan concentrations, local economy, and the nature and volume of loans.

         An analysis of our loss experience, is furnished in the following table for the periods indicated:

                                                                                 Years Ended December 31,
                                                             2001           2000           1999           1998           1997
                                                          ---------       --------       --------       --------       --------
                                                                                  (Dollars in thousands)
Balance at beginning of year                              $   6,137          5,146          4,012          3,214          1,386
Increase due to acquisitions                                     --             58            152             --          1,229
                                                          ---------       --------       --------       --------       --------
Loans charged-off:
     Real estate-construction & development                    (258)           (73)            --            (65)            --
     Real estate-1 to 4 single family                          (295)          (414)          (117)           (45)           (23)
     Real estate-other                                         (608)           (62)            --             --            (90)
     Commercial, financial & agricultural                    (1,553)          (614)          (123)           (54)           (35)
     Consumer                                                (1,052)          (704)          (518)          (324)          (721)
     Other                                                     (137)            --             --            (24)            --
                                                          ---------       --------       --------       --------       --------

         Total charge-offs                                $  (3,903)        (1,867)          (758)          (512)          (869)
                                                          ---------       --------       --------       --------       --------

Charge-offs recovered:
     Real estate - construction & development                    19             --             --             21             --
     Real estate - 1-4 single family                             34              5              9              2             11
     Real estate - other                                         29             32             --             --             --
     Commercial                                                 112             10             19              5              1
     Consumer                                                   156            117             89             76             66
     Other                                                       62             --             --             18             --
                                                          ---------       --------       --------       --------       --------
         Total recoveries                                 $     412            164            117            122             78
                                                          ---------       --------       --------       --------       --------

Net loans charged-off                                        (3,491)        (1,703)          (641)          (390)          (791)
Current year provision                                        6,377          2,636          1,623          1,188          1,390
                                                          ---------       --------       --------       --------       --------
Balance at end of year                                    $   9,023          6,137          5,146          4,012          3,214
                                                          =========       ========       ========       ========       ========

Loans at year end                                         $ 522,245        507,217        440,316        321,547        269,378
Ratio of allowance to loans at year end                        1.72%          1.21%          1.17%          1.25%          1.19%
Average loans                                             $ 512,918        476,339        374,716        293,665        184,792
Ratio of net loans charged off to average loans                0.68%          0.35%          0.17%          0.13%          0.43%

         The recorded values of loans actually removed from the consolidated balance sheets are referred to as charge-offs and, after netting out recoveries on previously charged-off assets, become net charge-offs. Our policy is to charge off loans, when, in management's opinion, the loan is deemed uncollectible, although concerted efforts are made to maximize recovery. Our level of net charge-offs to average loans was 0.68% in 2001 and 0.35% in 2000. Charge-offs were higher due to real estate foreclosures and consumer bankruptcies in 2001. Recessionary economic conditions, locally and on a national level, have adversely affected borrowers, particularly those that were marginally capitalized. During 2001, the provision for loan losses of $6.4 million was $3.7 million more than the preceding year. Factors which gave rise to the increased provision in 2001 were primarily a substantial increase in loan losses and non-performing loans.

         The level of non-performing loans is an important element in assessing asset quality and the relevant risk in the credit portfolio. Non-performing loans include non-accrual loans, restructured loans and loans delinquent 90 days or more. Loans are classified as non-accrual when management believes that collection of interest is doubtful. When loans are placed on nonaccrual status, all unpaid accrued interest is reversed. Another element associated with asset quality is foreclosed properties, (carried as other real estate on the balance sheet), which represent real estate or personal property acquired through loan defaults by customers.

         The following table presents information regarding nonaccrual, past due and restructured loans, and foreclosed properties at the dates indicated:

                                                                                   December 31,
                                                             2001         2000         1999         1998         1997
                                                          ---------     --------     --------     --------     --------
                                                                               (Dollars in Thousands)
Loans accounted for on a non-
accrual basis                                             $  12,625        5,608        2,446        1,745        1,561
Accruing loans which are
contractually past due 90 days or
more as to principal and interest
payments                                                      1,168          345          241          467           86
Restructured loans (1)                                          252          693          652          443
                                                          ---------     --------     --------     --------     --------
Total nonperforming loans                                    14,045        5,953        3,380        2,864        2,090
Foreclosed properties                                         7,330        3,142        2,400          610          630

-----------------

(1) As of December 31, 2001, all restructured loans were in compliance with their modified terms.

         Non-performing loans were 2.7% and 1.2% of loans at December 31, 2001 and 2000, respectively. The dollar increase in non-performing loans during 2001 is due to a growing and maturing portfolio, along with conditions in the marketplace. Additional interest income of approximately $855,000 in 2001, $499,000 in 2000, $125,000 in 1999, $121,000 in 1998, and
$79,000 in 1997 would have been recorded if all loans accounted for on a non-accrual basis had been current in accordance with their original terms. No interest income has been recognized during the five year period ended December 31, 2001 on loans that have been accounted for on a non-accrual basis.

         Management has internally classified approximately $4 million in loans as substandard based upon other possible credit problems. These loans are not included in the above amounts. These loans are performing loans but are classified as substandard due to payment history, decline in the borrowers' financial position or decline in collateral value. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified must have a well-defined weakness or weakness that jeopardize the liquidation of the debt. Loans classified as doubtful have all the weaknesses inherent in one classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

         As of December 31, 2001, there are no loans classified by our regulators or management as loss, doubtful or substandard that have not been disclosed above or which represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

         Non-performing loans, net charge-offs and foreclosed properties increased substantially during 2001. However, management believes the allowance for loan losses and the carrying value of foreclosed properties is properly stated at December 31, 2001. Substantial resources have been devoted to identifying, grading and valuing problem assets during 2001. Although it is likely that the Company will continue to have asset quality problems to deal with in 2002, management believes that identifiable problem assets have been appropriately provided for in the accompanying financial statements.

                  The allocation of the allowance for loan losses by loan category at December 31, for the years indicated is presented below:

                                                                                      As of December 31,
                                                                      2001                    2000                   1999
                                                                ----------------        ---------------        ---------------
                                                                         Percent of             Percent of             Percent of
                                                                        Allowance to           Allowance to           Allowance to
                                                                            Total                  Total                  Total
                                                                Amount    Allowance    Amount    Allowance    Amount    Allowance
                                                                ------  ------------   ------  ------------   ------  ------------
Real estate - construction &
  development ...........................................       $1,444        16%       1,227        20%       1,029        20%
Real estate - 1-4 single family .........................          541         6%         430         7%         257         5%
Real estate - other .....................................          722         8%         368         6%         309         6%

Commercial, financial and ...............................        3,519        39%       1,289        21%       1,132        22%
  agricultural
Consumer ................................................        2,166        24%       1,964        32%       1,647        32%
Other ...................................................          180         2%         123         2%         103         2%
Unallocated .............................................          451         5%         736        12%         669        13%
                                                                ------       ---        -----       ---        -----       ---

       Total ............................................       $9,023       100%       6,137       100%       5,146       100%
                                                                ======       ===        =====       ===        =====       ===

         As of December 31, 2001, real estate mortgage loans constituted 61.7% of outstanding loans. Approximately $136 million, or 42%, of this category represents first mortgage residential real estate mortgages where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. We have $73.7 million in construction and development loans, which are primarily related to the home building industry in Shelby, Williamson, Davidson and Sumner Counties, Tennessee. The remaining portion of this category consists primarily of commercial real estate loans. Risk of loss for these loans is generally higher than residential loans. Therefore, management has allocated a significant portion of the allowance for loan losses to this category.

Securities

         Our banks' securities portfolios are primarily used as a source of liquidity. Total securities were $55.5 million at year-end 2001, which is up $31.6 million from year-end 2000. The securities portfolios comprised 8.3% of total assets at year-end 2001. Our banks' policy guidelines are designed to minimize credit, market and liquidity risk. Securities generally must be investment grade or higher to be purchased. Over the last year, a majority of newly-purchased securities have been designated as available for sale to increase flexibility for asset liability management. Approximately 32.1% of securities held at year-end 2001 were pledged to secure public deposits and for other purposes as required or permitted by law. Other than commitments to originate or sell mortgage loans, our banks do not invest in off-balance sheet or derivative financial instruments.

         We invest primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states, counties and municipalities ("SCM"). The majority of the mortgage-backed securities are instruments of U.S. Government agencies. In addition, we enter into federal funds transactions with our principal correspondent banks, and act as a net seller of such funds. We do not hold securities of any single issuer that exceeded ten percent of shareholders' equity.

         The following tables present, for the periods indicated, the carrying amount of our securities portfolio, including mortgage-backed securities, segregated into available for sale and those held to maturity categories.

                                                                                               At December 31,
                                                                                   ---------------------------------------
                                                                                     2001            2000            1999
                                                                                   -------          ------          ------
                                                                                            (Dollars in thousands)
Available for sale:
   U.S. Government and agencies                                                    $25,222           9,888          10,378
   Obligations of SCM                                                                3,933           2,866           2,727
   Mortgage-backed                                                                  10,467           1,246           1,464
   Other debt securities                                                             1,863             233             262
   Marketable equity securities                                                      1,329           1,333           1,268
                                                                                   -------          ------          ------
      Total available for sale                                                      42,814          15,566          16,099
                                                                                   -------          ------          ------
Held to maturity:
   U.S. Government and agencies                                                      6,297           4,600           2,560
   Obligations of SCM                                                                  918             654             230
   Mortgage-backed                                                                   2,912           3,171           3,844
   Other debt securities                                                             2,608              --              43
                                                                                   -------          ------          ------
        Total held to maturity                                                      12,735           8,425           6,677
                                                                                   -------          ------          ------
        Total securities                                                           $55,549          23,991          22,776
                                                                                   -------          ------          ------

         The following table indicates, for the year ended December 31, 2001, the amount of investments due in (1) one year or less, (2) one to five years,
(3) five to ten years, and (4) over ten years:

                        1 yr or                                              5 to                    Over
                           less                 1 to 5 yrs                 10 yrs                   10 yrs                  Total
                         Balance       Yield      Balance       Yield      Balance       Yield      Balance       Yield     Balance
-----------------------------------------------------------------------------------------------------------------------------------
                                                          (Dollars in Thousands)
Available for sale:
 U.S. Government
   and agencies          $  503        5.62%      18,293        5.20%       5,711        5.71%         715        6.21%      25,222
Obligations of SCM           --          --          333        4.52%       1,412        4.76%       2,188        4.89%       3,933
Mortgage-backed              28        6.40%       7,155        5.27%       1,137        5.73%       2,147        5.22%      10,467
Marketable equity
securities(2)                --          --           --          --           --          --        1,329        6.90%       1,329
Other                        --          --           --          --           --          --        1,863        6.65%       1,863
Held to maturity:
U.S. Government
and agencies                100        6.28%       1,710        5.06%       3,906        6.36%         581        5.56%       6,297
Obligations of SCM           --          --           45        4.15%         358        5.02%         515        4.26%         918
Mortgage-backed              --          --           --          --           --          --        2,912        6.19%       2,912
Other                                                                                                2,608        8.90%       2,608
-----------------------------------------------------------------------------------------------------------------------------------
     Totals              $  631                   27,536                   12,524                   14,858                   55,549
-----------------------------------------------------------------------------------------------------------------------------------

(1) Yields are presented based on adjusted cost basis of securities available for sale. Yields based on carrying value would be higher since fair value is less than adjusted cost.

(2) Marketable equity securities are included in the over 10 year category as there is no maturity.

Deposits and Borrowings

         Deposits are our primary source of funding loans. Depending upon current market rates, we may from time to time use FHLB borrowings to complement our funding needs. See Liquidity and Interest Rate Sensitivity. We believe we have the ability to generate deposit growth within our local markets as loan demand dictates. Our long-term strategy has been to match the competition on popular deposit products such as money market demand accounts and certificates of deposit. FHLB advances, while typically more costly than deposit funding, are typically the lowest cost borrowed funds available to institutions such as our banks. As of December 31, 2001, the balance of FHLB borrowings totaled $50.9 million, none of which mature before December 31, 2002.

         Total deposits grew at a rate of 4.8% during 2001, resulting from the maturing of our newer branch locations and more attractive pricing for deposits. Deposit growth was greater than loan growth in 2001, resulting in a decrease in loan to deposit ratio from 96.8% at year end 2000 to 95.0% at year end 2001. The increase in deposit growth over loan growth resulted in an increase of securities of $31.6 million at the end of 2001.

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

         Average amount of and average rate paid for our deposits for year-end 1999, 2000 and 2001 are represented by deposit category on the table on pages 24 through 25 of this section of the documents.

         The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 2001:

                                                              Time Certificates
                                                                  of Deposit
                                                              -----------------
                                                                (In thousands)
                  3 months or less                                $   30,798
                  3-12 months                                         96,151
                  Over 12 months                                      18,536
                                                                  ----------
                  Total                                           $  145,485
                                                                  ==========

                   CUMBERLAND BANCORP, INC. AND SUBSIDIARIES
         CONSOLIDATED AVERAGE BALANCE SHEETS, NET INTEREST REVENUE AND
                CHANGES IN INTEREST INCOME AND INTEREST EXPENSE


The following table shows the consolidated average monthly balances of each principal category of assets, liabilities, and shareholders' equity of the Company, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates.


                                                                      (Dollars in Thousands)
                                                  2001                              2000                   2001/2000 CHANGE
                                      -----------------------------    ----------------------------   ---------------------------
                                       AVERAGE   INTEREST   REVENUE/   AVERAGE   INTEREST   REVENUE/  DUE TO    DUE TO
                                       BALANCE     RATE     EXPENSE    BALANCE     RATE     EXPENSE   VOLUME    RATE(1)     TOTAL
                                      --------   --------   -------    -------   --------   -------   ------    ------      -----
Net loans (2 and 3)                   $512,918     9.39%    $48,155    476,339    10.17%     48,465    3,722    (4,032)      (310)
Securities                              32,344     6.05%      1,958     23,468     6.55%      1,537      581      (160)       421
Federal funds sold                      37,222     3.30%      1,227     18,419     6.00%      1,106    1,129    (1,008)       121
FHLB and FRB stock                       4,513     8.27%        373      3,711     6.63%        246       53        74        127
Interest-bearing deposits in banks      26,739     4.31%      1,152      7,442     3.99%        297      770        85        855
                                      --------    -----     -------    -------    -----     -------   ------    ------      -----

 Total earning assets                  613,736     8.61%    $52,865    529,379     9.76%     51,651    6,255    (5,041)     1,214
                                                  =====     =======               =====     =======   ======    ======      =====

Cash and due from banks                 20,295                          17,330
Allowance for loan losses               (7,027)                         (5,635)
Other assets                            44,686                          35,548
                                      --------                         -------

 Total assets                         $671,690                         576,622
                                      ========                         =======

Deposits:
 NOW investments                      $ 40,467     2.29%        925     41,568     2.31%        960      (25)      (10)       (35)
 Money market investments              106,954     3.42%      3,656     93,008     4.97%      4,623      693    (1,660)      (967)
 Savings                                15,819     2.86%        453     16,288     2.79%        454      (13)       12         (1)
 Time deposits $100,000 and over       126,854     5.40%      6,851     97,140     6.15%      5,975    1,828      (952)       876
 Other time deposits                   211,014     6.04%     12,745    196,611     6.10%     12,002      879      (136)       743
                                      --------    -----     -------    -------    -----     -------   ------    ------      -----
 Total interest-bearing deposits       501,108     4.92%     24,630    444,615     5.40%     24,014    3,362    (2,746)       616

Non interest-bearing demand deposits    49,461                   --     41,093                   --
                                      --------    -----     -------    -------    -----     -------   ------    ------      -----
 Total deposits                        550,569     4.47%     24,630    485,708     4.94%     24,014    3,362    (2,746)       616

Fed Funds purchased                      6,305     4.23%        267      5,345     5.82%        311       56      (100)       (44)
Notes payable                            7,934     8.00%        635      7,950     7.50%        596       (1)       40         39
FHLB advances and other borrowings      49,736     5.29%      2,629     34,142     6.26%      2,136       10       483        493
Trust preferred securities               9,600     7.71%        740         --       --          --      740        --        740
                                      --------    -----     -------    -------    -----     -------   ------    ------      -----

 Total deposits and borrowed funds     624,144     4.63%     28,901    533,145     5.07%     27,057    4,167    (2,323)     1,844
                                                  -----     -------               -----     -------   ------    ------      -----

Other liabilities                        7,490                           6,111
Shareholders' equity                    40,056                          37,366
                                      --------                         -------

 Total liabilities and
  shareholders' equity                $671,690                         576,622
                                      ========                         =======

Net interest income                                         $23,964                         $24,594    2,088    (2,718)      (630)
                                                            =======                         =======   ======    ======      ======

Net yield on earning assets                        3.90%                           4.65%
                                                  =====                           =====


1 Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.

2   Interest income includes fees on loans of $2,283 in 2001 and $3,164 in 2000.

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


                                                                      (Dollars in Thousands)
                                                  2000                              1999                   2000/1999 CHANGE
                                      -----------------------------    ----------------------------   ---------------------------
                                       AVERAGE   INTEREST   REVENUE/   AVERAGE   INTEREST   REVENUE/  DUE TO    DUE TO
                                       BALANCE     RATE     EXPENSE    BALANCE     RATE     EXPENSE   VOLUME    RATE(1)     TOTAL
                                      --------   --------   -------    -------   --------   -------   ------    ------      -----
Net loans (2 and 3)                   $476,339    10.17%    $48,465    374,714     9.75%     36,528    9,907     2,030     11,937
Securities                              23,468     6.55%      1,537     25,886     5.80%      1,502     (140)      175         35
Federal funds sold                      18,419     6.00%      1,106     15,046     4.72%        710      159       237        396
FHLB and FRB stock                       3,711     6.63%        246      2,921     6.85%        200       54        (8)        46
Interest-bearing deposits in banks       7,442     3.99%        297      7,824     3.23%        253      (12)       56         44
                                      --------    -----     -------    -------    -----     -------   ------    ------     ------

Total earning assets                   529,379     9.76%    $51,651    426,391     9.19%     39,193    9,968     2,490     12,458
                                                  =====     =======               =====     =======   ======    ======     ======
Cash and due from banks                 17,330                           8,903
Allowance for loan losses               (5,635)                         (4,196)
Other assets                            35,548                          22,278
                                      --------                         -------

  Total assets                        $576,622                         453,376
                                      ========                         =======

Deposits:
  NOW investments                     $ 41,568     2.31%    $   960     35,889     2.38%        854      135       (29)       106
  Money market investments              93,008     4.97%      4,623     90,045     4.53%      4,082      134       407        541
  Savings                               16,288     2.79%        454     15,090     3.06%        462       37       (45)        (8)
  Time deposits $100,000 and over       97,140     6.15%      5,975     65,587     5.20%      3,411    1,641       923      2,564
  Other time deposits                  196,611     6.10%     12,002    149,464     5.51%      8,241    2,600     1,161      3,761
                                      --------    -----     -------    -------    -----     -------   ------    ------      -----
Total interest-bearing
  deposits                             444,615     5.40%     24,014    356,075     4.79%     17,050    4,547     2,417      6,964

Non interest-bearing demand
  deposits                              41,093                   --     31,866       --          --
                                      --------    -----     -------    -------    -----     -------   ------    ------      -----

Total deposits                         485,708     4.94%     24,014    387,941     4.39%     17,050    4,547     2,417      6,964

Fed Funds purchased                      5,345     5.82%        311      2,334     5.06%        118      152        41        193
Notes payable                            7,950     7.50%        596      7,293     7.93%        578       52       (34)        18
FHLB advances and other borrowings      34,142     6.26%      2,136     24,850     5.56%      1,381        5       750        755
                                      --------              -------    -------              -------   ------    ------      -----
Total deposits and
  borrowed funds                       533,145     5.07%     27,057    422,418     4.53%     19,127    4,756     3,174      7,930
                                                  -----     -------               -----     -------

Other liabilities                        6,111                           3,760
Stockholders' equity                    37,366                          27,200
                                      --------                         -------
  Total liabilities and
    stockholders' equity              $576,622                         453,378
                                      ========                         =======

Net interest income                                         $24,594                         $20,066    5,212      (684)     4,528
                                                            =======                         =======   ======    ======      ======

Net yield on earning assets                        4.65%                           4.71%
                                                  =====                           =====


1 Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.

2   Interest income includes fees on loans of $3,164 in 2000 and $2,551 in 1999.

3 Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

4 No taxable equivilent adjustments have been made since the effect of tax exempt income is insignificant.

Equity and Capital Resources

         Our capital ratio's were in the "well capitalized" category for all three regulatory capital calculations at December 31, 2001. Our leverage capital ratio was 7.47% in 2001 and 7.42% in 2000, with shareholders' equity of $39.3 million at year-end 2001.

         The Company issued $8,000,000 of capital trust securities in December 2000, and another $4,000,000 during July 2001. As disclosed in note 15 to the consolidated financial statements, these securities are included in Tier I Capital, with certain limitations. Their holders are also entitled to receive distributions based on a variable interest rate applied to the original investment.

         In September 1999, we completed an Initial Public Offering (IPO) of 1,400,000 shares of our common stock at a price of $6.25 per share for a total consideration of $8,500,000, before fees and expenses. In connection with the purchase of the two branches from a financial institution, we issued 94,000 shares valued at $588,000. To purchase the minority interest shares of Bank of Dyer in 1999 we issued 15,408 shares of stock valued at approximately $99,000. On January 31, 2001, the Company issued 53,250 shares to purchase the remaining interest in Bank of Mason.

         Items that represent common stock equivalents include 902,290 common stock options outstanding at December 31, 2001. At December 31, 2001, there were 109,580 additional common shares available for grant under the stock option plan. We plan to continue granting stock options to selected officers, directors, and other key employees.

Return on Equity and Assets

         Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

                                                            Years Ended
                                                            December 31,
                                                -----------------------------------
                                                2001           2000            1999
                                                -----         ------         ------
Return on average assets                        0.03%          0.72%          0.77%
Return on average equity                        0.52%         11.13%         12.91%
Average equity to average assets ratio          5.96%          6.48%          6.00%
Dividend payout ratio                           3.00%          0.33%            --

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

         Our banks have liquidity policies and, in the opinion of management, the overall liquidity level is considered adequate. Neither we, nor our banks, are subject to any specific liquidity requirements imposed by regulatory authorities. Our banks are subject to general Federal Reserve guidelines, which do not require a minimum level of liquidity. The ratio for average loans to average deposits for 2000 was 98.1% and for 2001 was 93.2%. We do not know of any trends or demands that are reasonably likely to result in liquidity increasing or decreasing.

Interest Rate Sensitivity

         A key element in the financial performance of financial institutions is the level and type of interest rate risk assumed. The single most significant measure of interest rate risk is the relationship of the repricing periods of earning assets and interest-bearing liabilities. The more closely the repricing periods are correlated, the less interest rate risk we assume. In general, community bank customer preferences tend to push the average repricing period for costing liabilities to a shorter time frame than the average repricing period of earning assets, resulting in a net liability sensitive position in time frames less than one year. A summary of the repricing schedule of our interest earning assets and interest-bearing liabilities (GAP) at year-end 2001 follows:

                                                                                                         Over 5
                                               1-90 Days           91-365 Days        1-5 years           Years            Total
                                               ---------           -----------        ---------          ------           -------
Interest earning assets:
   Loans, net                                  $ 170,554             135,833           194,754           21,104           522,245

Securities available for sale                     10,114              12,130            15,713            4,857            42,814

Securities held to maturity                        2,888                 659             2,639            6,549            12,735

Federal funds sold                                19,531                  --                --               --            19,531
Interest-earning deposits                            635               3,928                --               --             4,563
                                               ---------             -------           -------           ------           -------
     Total interest earning assets               203,722             152,550           213,106           32,510           601,888
                                               ---------             -------           -------           ------           -------
Interest bearing liabilities:
   Interest bearing demand deposits              174,328                  --                --               --           174,328
   Savings deposits                               18,572                  --                --               --            18,572
   Time deposits                                  83,403             170,590            50,107               29           304,129
   FHLB borrowings                                    --                  --             8,852           42,000            50,852
   Notes payable                                   2,000                  --               859            4,800             7,659
   Federal funds purchased                         1,675                  --                --               --             1,675
   Trust preferred securities                     12,000                  --                --               --            12,000
                                               ---------             -------           -------           ------           -------
   Total interest bearing liabilities            291,978             170,590            59,818           46,829           569,215
                                               ---------             -------           -------           ------           -------
Rate sensitive gap                             $ (88,256)            (18,040)          153,288          (14,319)           32,673
                                               ---------             -------           -------           ------           -------
Rate sensitive cumulative gap                    (88,256)           (106,296)           46,992           32,673            32,673
                                               ---------             -------           -------           ------           -------
Cumulative gap as a percentage
  of earnings assets                              (14.66)%            (17.66)%            7.80%            5.42%
                                               ---------             -------           -------           ------           -------

         Cumberland Bancorp's primary business is banking and the resulting earnings, primarily net interest income, are susceptible to changes in market interest rates. Net interest income represented 77% of net revenues (net interest income and noninterest income) for 2001. Likewise, it is management's goal to maximize net interest income within acceptable levels of interest rate and liquidity risks. Repricing gap (the difference between assets and liabilities that reprice within a specific time period) and simulation modeling (projecting net interest income under various interest rate scenarios and balance sheet assumptions) are the primary methods the bank uses in analyzing and managing interest rate risk.

         Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. Although our gap table shows a liability sensitive bias, our position is a bias towards asset sensitivity. The amount of change our deposit base realizes in relation to the total change in market interest rates is significantly less than that of the asset base. When this is taken into account, repricing assets are substantially shorter in the three and six month time horizons with a more evenly matched one year gap.

         Simulation modeling projects net interest income under various interest rate scenarios based on the optionality inherent in the balance sheet. At December 31, 2001, with rates unchanged, net interest income is projected to increase 13% over 2001, resulting from the continued repricing of funding sources. The 100 basis points immediate rise in interest rates produces a 17% increase in net interest income. This assumes management's ability to control interest expense.

         Both methods are inherently uncertain and cannot precisely estimate net interest income nor predict the impact of changes in market interest rates on net interest income. As such, investors are cautioned not to place undue reliance on such estimates and models.

         As shown in the table, we have a cumulative GAP of approximately (14.66)% and (17.66)% at the end of 90 days and one year, respectively. Management believes that this level of GAP is appropriate since many of the liabilities that are immediately repriceable can be effectively repriced more slowly than the assets which are contractually immediately repriceable in a rising rate environment. Conversely, those liabilities can often be repriced downward more rapidly than contractually required assets repricing in a downward rate environment. The degree to which management can control the rate of change in deposit liabilities, which are immediately repriceable, is affected to a large extent by the speed and amount of interest rate movements.

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

         The following table provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2001. These market risk sensitive instruments have been entered into by us for purposes other than trading. We do not hold market risk sensitive instruments for trading purposes. Amounts described below do not take into account possible loan, security, or interest bearing deposit renewals or repricing for such renewals. The information provided by this table should be read in connection with our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operation.

                            EXPECTED MATURITY DATE -
                            YEAR ENDING DECEMBER 31,

                                                       2003 to          2005 to            2007                           FAIR
(Dollars in Thousands)                  2002             2004             2006          THEREAFTER          TOTAL         VALUE
                                      -------          -------           ------           ------          -------       -------
EARNING ASSETS:

Loans, net of unearned
interest:(1)

Variable rate                         146,139            5,688            2,969               75          154,871       155,002
   Average interest rate                 6.04%            8.30%            7.80%            5.03%            6.16%
Fixed rate                            156,579          105,618           85,197           19,980          367,374       372,818
     Average interest rate               8.07%            8.50%            8.33%            7.43%            8.22%
Securities(2)                          21,081           14,372            9,087           11,009           55,549        55,628
     Average interest rate               5.31%            5.35%            6.37%            5.80%            5.59%
Federal funds sold                     19,531               --               --               --           19,531        19,531
     Average interest rate               1.75%              --               --               --             1.75%
Interest-earning deposits
in financial institutions               4,563               --               --               --            4,563         4,563
        Average interest rate            2.13%              --               --               --             2.13%
Interest-bearing deposits             446,893           38,042           12,065               29          497,029       501,192
     Average interest rate               3.14%            5.17%            6.58%            4.00%            3.38%
Federal funds purchased                 1,675               --               --               --            1,675         1,675
        Average interest rate            1.75%              --               --               --             1.75%
Other borrowings                           --              852            2,000           55,659           58,511        61,001
     Average interest rate                 --             4.53%            4.93%            5.29%            5.27%

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

ITEM 8.           Financial Statements and Supplementary Data


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Cumberland Bancorp, Incorporated

We have audited the consolidated balance sheets of Cumberland Bancorp, Incorporated and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cumberland Bancorp, Incorporated and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United State of America.





/s/Heathcott & Mullaly, P.C.
Brentwood, Tennessee
March 1, 2002

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000


(Dollars in thousands, except share amounts)                        2001                2000
                                                                 ----------           -------
Assets:
Cash and due from banks                                          $   20,868            22,280
Interest-bearing deposits in financial institutions                   4,563            14,988
Federal funds sold                                                   19,531            33,025
Securities available for sale, at fair value                         42,814            15,566
Securities held to maturity, fair value $12,814
     and $8,405 at December 31, 2001 and 2000,
     respectively                                                    12,735             8,425
Loans, net of unearned income                                       522,245           507,217
Allowance for loan losses                                            (9,023)           (6,137)
                                                                 ----------           -------
   Loans, net                                                       513,222           501,080
                                                                 ----------           -------
Premises and equipment, net                                          23,871            23,467
Accrued interest receivable                                           4,693             5,644
Restricted equity securities                                          4,719             4,226
Investment in unconsolidated affiliates                               5,195             4,983
Other real estate                                                     7,330             3,142
Loan servicing rights                                                   327               985
Other intangible assets                                               1,597             1,577
Other assets                                                          6,046             4,069
                                                                 ----------           -------
   Total assets                                                  $  667,511           643,457
                                                                 ==========           =======
Liabilities and Shareholders' Equity:
Deposits
    Noninterest-bearing                                          $   52,395            46,629
    Interest-bearing                                                497,029           477,513
                                                                 ----------           -------
   Total deposits                                                   549,424           524,142
                                                                 ----------           -------
Notes payable                                                         7,659             8,749
Federal funds purchased                                               1,675             9,575
Advances from Federal Home Loan Bank                                 50,852            46,211
Accrued interest payable                                              3,994             4,694
Trust preferred securities                                           12,000             8,000
Other liabilities                                                     2,594             2,610
                                                                 ----------           -------
   Total liabilities                                                628,198           603,981
                                                                 ----------           -------
Shareholders' equity:
Common stock, $0.50 par value, authorized 40,000,000 shares;
    shares issued - 13,808,236  in 2001 and 13,787,256 in 2000        6,904             3,447
Additional paid-in capital                                           22,289            25,526
Retained earnings                                                    10,061            10,682
Accumulated other comprehensive income (loss)                            59              (179)
                                                                 ----------           -------
   Total shareholders' equity                                        39,313            39,476
                                                                 ----------           -------
   Total liabilities and shareholders' equity                    $  667,511           643,457
                                                                 ==========           =======


See accompanying notes to consolidated financial statements.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                  Years ended December 31, 2001, 2000 and 1999


(Dollars in thousands, except per share data)          2001                   2000         1999
                                                    -----------           ----------    ----------
Interest income:
Loans, including fees                               $    48,155               48,465        36,528
Securities                                                1,958                1,537         1,502
Deposits in financial institutions                        1,152                  297           253
Federal funds sold                                        1,227                1,106           710
Federal Home Loan Bank dividends                            373                  246           200
                                                    -----------           ----------    ----------
   Total interest income                                 52,865               51,651        39,193
                                                    -----------           ----------    ----------
Interest expense:
Time deposits of $100,000 or more                         6,851                5,975         3,411
Other time deposits                                      17,779               18,039        13,639
Federal funds purchased                                     267                  311           118
Other borrowings                                          4,004                2,732         1,959
                                                    -----------           ----------    ----------
   Total interest expense                                28,901               27,057        19,127
                                                    -----------           ----------    ----------
   Net interest income                                   23,964               24,594        20,066
Provision for loan losses                                 6,377                2,636         1,623
                                                    -----------           ----------    ----------
   Net interest income after
      provision for loan losses                          17,587               21,958        18,443
                                                    -----------           ----------    ----------
Other income:
Service charges on deposit accounts                       3,551                2,671         1,683
Other service charges, commissions and fees               1,887                1,787         1,206
Mortgage banking activities                               1,328                  811           937
Gain on sale of SBA loans                                   282                  502           464
                                                    -----------           ----------    ----------
   Total other income                                     7,048                5,771         4,290
                                                    -----------           ----------    ----------
Other expenses:
Salaries and employee benefits                           12,137               11,169         9,206
Occupancy                                                 3,367                2,725         2,327
Deposit insurance premiums                                  152                  211           209
Other operating                                           8,752                7,027         5,367
                                                    -----------           ----------    ----------
   Total other expenses                                  24,408               21,132        17,109
                                                    -----------           ----------    ----------
   Income before income taxes                               227                6,597         5,624
Income tax expense                                           18                2,436         2,113
                                                    -----------           ----------    ----------
   Net earnings                                     $       209                4,161         3,511
                                                    -----------           ----------    ----------
Net earnings per share - basic                      $      0.02                 0.30          0.28
Net earnings per share - diluted                           0.01                 0.30          0.27
                                                    ===========           ==========    ==========
Weighted average shares outstanding - basic          13,813,774           13,767,312    12,496,260
Weighted average shares outstanding - diluted        14,019,794           14,021,926    12,775,772
                                                    ===========           ==========    ==========


See accompanying notes to consolidated financial statements.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
           Consolidated Statements of Changes in Shareholders' Equity
                  Years ended December 31, 2001, 2000 and 1999

                                                                                                           Accumulated    Total
                                                      Common Stock            Additional                     Other        Share-
(Dollars  in  thousand,                         ------------------------        Paid-in      Retained     Comprehensive  holders'
except per share data)                            Shares          Amount        Capital      Earnings     Income (Loss)   Equity
                                                ----------       -------      ----------     --------     -------------  --------
Balance, December 31, 1998                       5,486,035       $ 2,743         9,380        10,026           (90)       22,059
Proceeds from sale of
  common stock (private placement)                 100,000            50           950            --            --         1,000
10% stock dividend                                 507,305           254         6,087        (6,341)           --            --
Cash dividend on fractional shares                      --            --            --            (2)           --            (2)
Proceeds from sale of
  common stock, net of offering costs              666,711           333         7,800            --            --         8,133
Exercise of stock options                           42,865            21           236            --            --           257
Issuance of common stock
  in connection with the acquisition
  of McMinnville branch                             47,000            24           564            --            --           588
Issuance of common stock
  in connection with the acquisition
  of minority interest of Bank of Dyer               7,704             4            93            --            --            97
Comprehensive Income:
    Net earnings                                        --            --            --         3,511            --            --
    Other comprehensive income:
      Change in unrealized loss on
      securities available for sale,
      net of $281 in income taxes                       --            --            --            --          (368)           --
Total Comprehensive Income                                                                                                 3,143
                                                ----------       -------        ------        ------          ----        ------
Balance, December 31, 1999                       6,857,620         3,429        25,110         7,194          (458)       35,275
Additional shares issued for Bank of Dyer               --            --            --            15            --            15
Proceeds from sale of common stock                  34,678            17           410            --            --           427
Exercise of stock options                            1,330             1             6            --            --             7
Dividends $0.05 per share                               --            --            --          (688)           --          (688)
Comprehensive income:
    Net earnings                                        --            --            --         4,161            --            --
    Other comprehensive income:
      Change in unrealized loss on
      securities available for sale,
      net of $171 in income taxes                       --            --            --            --           279            --
Total Comprehensive Income                              --            --            --            --            --         4,440
                                                ----------       -------        ------        ------          ----        ------
Balance, December 31, 2000                       6,893,628         3,447        25,526        10,682          (179)       39,476
Purchase and retirement of common stock            (47,000)          (24)         (259)           --            --          (283)
Issuance of common stock in connection
 with the acquisition of minority
 interest of Bank of Mason                          53,250            27           453            --            --           480
Two for one stock split                          6,899,878         3,450        (3,450)           --            --            --
Exercise of stock options                            8,480             4            19            --            --            23
Dividends $0.06 per share                               --            --            --          (830)           --          (830)
Comprehensive Income:
    Net earnings                                        --            --            --           209            --            --
    Other comprehensive income:
      Change in unrealized loss on
      securities available for sale,
      net of  $146 in income taxes                      --            --            --            --           238            --
Total Comprehensive Income                              --            --            --            --            --           447
                                                ----------       -------        ------        ------          ----        ------
Balance, December 31, 2001                      13,808,236       $ 6,904        22,289        10,061            59        39,313
                                                ==========       =======        ======        ======          ====        ======

See accompanying notes to consolidated financial statements.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2001, 2000 and 1999


(Dollars in thousands)                                                                       2001            2000          1999
                                                                                           --------       --------       --------
Net earnings                                                                               $    209          4,161          3,511
Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Provision for loan losses                                                                 6,377          2,636          1,623
    Depreciation and amortization                                                             1,876          1,543          1,367
    Operations of unconsolidated affiliates                                                     505            308            104
    Mortgage loans originated for sale                                                      (47,277)       (65,311)       (51,740)
    Proceeds from sale of mortgage loans                                                     42,396         66,196         52,494
    Deferred income tax benefits                                                               (133)          (423)          (467)
    (Increase) decrease in accrued interest receivable                                          951         (1,571)          (877)
    Increase (decrease) in accrued interest payable and other liabilities                      (716)         1,556          1,635
    Other, net                                                                               (1,873)        (3,050)        (3,169)
                                                                                           --------       --------       --------
   Total adjustments                                                                          2,106          1,884            970
                                                                                           --------       --------       --------
   Net cash provided by operating activities                                                  2,315          6,045          4,481
                                                                                           --------       --------       --------
Cash flows from investing activities:
  Net (increase) decrease in interest-bearing deposits in financial institutions             10,425         (9,592)        16,600
  (Increase) decrease in federal funds sold                                                  13,494        (21,775)         3,000
  Purchases of securities available for sale                                                (38,118)          (639)        (3,635)
  Proceeds from maturities and calls of securities available for sale                        11,108          1,171          4,560
  Purchases of securities held to maturity                                                  (11,632)        (3,902)        (1,350)
  Proceeds from maturities and redemptions of securities held to maturity                     7,322          2,147          4,079
  Net increase in loans                                                                     (21,768)       (69,431)      (109,825)
  Cash received in purchase of branch, net                                                       --             --          3,746
  Investment in unconsolidated affiliates                                                      (212)        (2,904)        (1,935)
  Purchases of premises and equipment                                                        (2,166)       (10,329)        (3,627)
  Proceeds from sale of other real estate                                                     3,942          1,175          1,346
                                                                                           --------       --------       --------
   Net cash used by investing activities                                                    (27,605)      (114,079)       (87,041)
                                                                                           --------       --------       --------
Cash flows from financing activities:
  Net increase in deposits                                                                   25,282         88,890         58,375
  Increase (decrease) in federal funds purchased                                             (7,900)         7,300          2,275
  Increase in advances from Federal Home Loan Bank                                            4,641          6,657         21,581
  Proceeds from notes payable                                                                    --          4,325            675
  Repayments of notes payable                                                                (1,090)        (3,031)          (453)
  Proceeds from issuance of trust preferred securities                                        4,000          8,000             --
  Dividends paid                                                                               (795)          (516)            --
  Repurchase and retirement of common stock                                                    (283)            --             --
  Proceeds from issuance of common stock                                                         23            434          9,390
                                                                                           --------       --------       --------
   Net cash provided by financing activities                                                 23,878        112,059         91,843
                                                                                           --------       --------       --------
   Net increase (decrease) in cash                                                           (1,412)         4,025          9,283
Cash and cash equivalents at beginning of year                                               22,280         18,255          8,972
                                                                                           --------       --------       --------
Cash and cash equivalents at end of year                                                   $ 20,868         22,280         18,255
                                                                                           ========       ========       ========
Supplemental disclosure of cash flow information:
    Interest paid                                                                          $ 29,601         25,435         18,626
    Income taxes paid                                                                         1,627          3,097          2,660
                                                                                           --------       --------       --------
Non-Cash Activities:
    Issuance of common stock - due to acquisitions                                         $    480             15            685
    10% stock dividend                                                                           --             --          6,341
    Assets acquired through foreclosure                                                       8,130          1,888          3,052
                                                                                           --------       --------       --------


See accompanying notes to consolidated financial statements.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

(1)      Summary of Significant Accounting Policies

         The accounting policies of Cumberland Bancorp, Incorporated and Subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices within the banking and financial services industry. The significant policies are summarized as follows:

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

         Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

(1)      Summary of Significant Accounting Policies, continued

         Unrealized holding gains and losses for available for sale securities are excluded from earnings and reported, net of any income tax effect, as other comprehensive income in shareholders' equity. Realized gains and losses are reported in earnings based on the adjusted cost of the specific security sold.

         Loans

         Loans that the Company has the positive intent and ability to hold to maturity are stated at the principal amount outstanding. Unearned discounts, deferred loan fees and the allowance for loan losses are shown as reductions of loans. Loan origination fees are deferred, to the extent they exceed direct origination costs, and recognized over the life of the related loans as yield adjustments. Interest income on loans is computed based on the outstanding loan balance.

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

         Allowance for Loan Losses

         The allowance for loan losses is maintained at a level that, in management's judgement, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with the regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management's estimate of credit losses inherent in the loan portfolio and the related allowance may change materially in the near term. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries.

         Mortgage Banking Activities

         The Banks originate mortgage loans for sale and these loans are generally sold at origination. Loans held for sale are carried at the lower of cost or fair value. Origination fees are recorded as income when the loans are sold to third party investors.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

 (1)     Summary of Significant Accounting Policies, continued

         Premises and Equipment

         Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation has been computed on straight-line and accelerated methods, based on the estimated useful lives of the respective asset.

         Restricted Equity Securities

         These amounts are stated at cost, and consist primarily of Federal Home Loan Bank and Federal Reserve Bank Stock.

         Loan Servicing Rights

         Loan servicing rights represent purchased rights and the allocated value of retained servicing rights on loans sold. Servicing assets are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the assets, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance.

         Other Real Estate

         Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

         Other Intangible Assets

         Other intangible assets consist of goodwill and other unidentifiable intangible. Goodwill consists of the excess of cost over the fair value of the assets acquired from Bancshares of Dyer, Inc. and the excess cost over the fair value of net assets purchased in the acquisition of Bank of Mason. Goodwill is being amortized over 15 years. The other unidentified intangible is related to the acquisition of another financial institution's branch banking operations in Warren County, Tennessee and is being amortized on the straight line basis over 15 years.

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

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

(1)      Summary of Significant Accounting Policies, continued

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

         Loans -- For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

         Restricted equity securities -- The carrying amounts reported in the balance sheet for restricted equity securities approximate fair value.

         Investments in unconsolidated affiliates -- The carrying amounts reported in the balance sheet for investments in unconsolidated affiliates approximate fair values.

         Loan servicing rights --The carrying amounts reported in the balance sheet for servicing rights approximate fair value.

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

         Federal funds purchased --The carrying amounts reported in the balance sheet for federal funds purchased approximate their fair value.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

(1)      Summary of Significant Accounting Policies, continued

         Notes payable, and Federal Home Loan Bank advances -- The fair values of notes payable and advances from the Federal Home Loan Bank are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

         Accrued Interest -- The carrying amounts of accrued interest approximate their fair values.

         Trust Preferred Securities -- Fair values of Trust Preferred Securities are based on carrying amounts, primarily due to variable rate coupons associated with those instruments.

         Off-Balance Sheet Financial Instruments - Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the counter parties' creditworthiness.

         Cash and Cash Equivalents

         Cash and cash equivalents includes cash and due from banks.

         Earnings per Share

         Earnings per share (EPS) is calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, issued in February 1997. The statement requires the dual presentation of basic and diluted EPS on the income statement. Basic EPS excludes dilution, and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options to issue common stock were exercised or converted into common stock that then shared in the earnings of the entity. The Company's board of directors approved a 2 for 1 stock split for shareholders of record as of March 22, 2001, payable April 22, 2001. EPS has been adjusted for stock splits.

         Comprehensive Income

         SFAS No. 130, "Comprehensive Income" establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. This statement requires that companies (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition.

         Derivatives

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed, and documented pursuant to the provisions of SFAS 133. Upon adoption of SFAS 133 on January 1, 2001, the statement did not have a material financial statement impact on the Company's financial position or operating results.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

(1)      Summary of Significant Accounting Policies, continued

         Effect of New Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These standards require all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of these two standards on January 1, 2002 is not expected to materially impact the Company's financial statements.

         Reclassifications

         Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(2)      Interest Bearing Deposits

         At December 31, 2001, the Company had demand deposits totaling $2,491,000 at the Federal Home Loan Bank (FHLB). Additionally, the Company held $1,927,000 in certificates of deposit with non-affiliated banks. The Company also had demand deposits of $145,000 with non-financial institutions.

         At December 31, 2000, the Company had demand deposits totaling $4,448,000 and certificates of deposits totaling $10,000,000 at FHLB. In addition, the Company held $520,000 in demand deposits at non-affiliated banks. The Company also held demand deposits of $20,000 with non-financial institutions.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

(3)      Securities

         The following table reflects the amortized cost and estimated fair values of securities, as well as gross unrealized gains and gross unrealized losses as of December 31, 2001 and 2000.

         ----------------------------------------------------------------------------------------------
                                                                  Gross          Gross
                                              Amortized        Unrealized     Unrealized        Fair
         (Dollars in thousands)                 Cost              Gains         Losses          Value
         ----------------------------------------------------------------------------------------------
         Available for sale
         U.S. Treasury and U.S.
           government agencies                 $25,044             190            (12)          25,222
         Obligations of state and
           political subdivisions                3,911              49            (27)           3,933
         Mortgage-backed securities             10,428              49            (10)          10,467
         Marketable equity securities            1,495              --           (166)           1,329
         Other debt securities                   1,843              21             (1)           1,863
         ----------------------------------------------------------------------------------------------
           December 31, 2001                   $42,721             309           (216)          42,814
         ----------------------------------------------------------------------------------------------
         Held to maturity
         U.S. Treasury and U.S.
           government agencies                  $6,297              12             --           6,309
         Obligations of state and
           political subdivisions                  918              19             (1)             936
         Mortgage-backed securities              2,912              33            (12)           2,933
         Other debt securities                   2,608              28             --            2,636
         ----------------------------------------------------------------------------------------------
           December 31, 2001                   $12,735              92            (13)          12,814
         ----------------------------------------------------------------------------------------------
         Available for sale
         U.S. Treasury and U.S.
           government agencies                  $9,982              --            (94)           9,888
         Obligations of state and
           political subdivisions                2,842              39            (15)           2,866
         Mortgage-backed securities              1,249               6             (9)           1,246
         Marketable equity securities            1,495              --           (162)           1,333
         Other debt securities                     233              --             --              233
         ----------------------------------------------------------------------------------------------
           December 31, 2000                   $15,801              45           (280)          15,566
         ----------------------------------------------------------------------------------------------
         Held to maturity
         U.S. Treasury and U.S.
           government agencies                  $4,600              --            (13)           4,587
         Obligations of state and
           political subdivisions                  654               9             --              663
         Mortgage-backed securities              3,171              23            (39)           3,155
         ----------------------------------------------------------------------------------------------
           December 31, 2000                    $8,425              32            (52)           8,405
         ----------------------------------------------------------------------------------------------

         The carrying amounts and estimated fair value of securities at December 31, 2001 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

(3)      Securities, continued

                                                        Available for sale       Held to maturity
                                                  ---------------------------------------------------
         (Dollars in thousands)                    Amortized        Fair       Amortized        Fair
                                                      Cost         Value          Cost          Value
         --------------------------------------------------------------------------------------------
         Due in one year or less                      $ 500           503           145           149
         Due after one through five years            18,983        19,137         2,421         2,454
         Due after five through ten years             5,748         5,791         4,976         4,981
         Due after ten years                          3,724         3,724         2,281         2,297
         Marketable equity securities                 1,495         1,329             -             -
         Mortgage-backed securities                  10,428        10,467         2,912         2,933
         Other debt securities                        1,843         1,863             -             -
         ---------------------------------------------------------------------------------------------
                                                    $42,721        42,814        12,735        12,814
         ---------------------------------------------------------------------------------------------

         Securities carried at approximately $17,822,000 at December 31, 2001 and $15,283,000 at December 31, 2000 were pledged to secure deposits and for other purposes as required or permitted by law.

         At December 31, 2001, the Company did not hold securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of shareholders' equity.

 (4)     Loans

         A summary of loans outstanding by category follows:

         (Dollars in thousands)                                         2001       2000
         ---------------------------------------------------------------------------------
         Real estate - construction and development                  $ 73,713      73,706
         Real estate - 1 to 4 family residential properties           181,675     181,723
         Real estate - other                                           68,089      63,450
         Commercial, financial and agricultural                       142,122     131,548
         Consumer                                                      57,517      58,156
         Other                                                          1,115       1,396
         ---------------------------------------------------------------------------------
                                                                      524,231     509,979
         Net deferred loan fees and discounts                           (548)        (608)
         Unearned income                                              (1,438)      (2,154)
         ---------------------------------------------------------------------------------
                                                                     $522,245    $507,217
         ---------------------------------------------------------------------------------

         In addition to the loans shown above, loans serviced for others totaled $69,758,000 and $102,622,000 at December 31, 2001 and 2000,
         respectively.

         Certain parties (principally directors and officers of the Company or the Banks, including their affiliates, families, and companies in which they hold ten percent or more ownership) were customers of, and had loans and other transactions with the Banks in the ordinary course of business. The outstanding balances of such loans totaled $5,207,000 and $6,160,000 as of December 31, 2001 and 2000, respectively. These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectibility or present other unfavorable features. During 2001 and 2000, the Company advanced $2,370,000 and $5,109,000 and received payments of $3,323,000 and
         $3,096,000 on such loans.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

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

         Financial Instruments with Off-Balance Sheet Risk         (Dollars in Thousands)
         -------------------------------------------------------------------------------
         Contractual commitments to extend credit                          $69,268
         Standby letters of credit                                           3,750
         -------------------------------------------------------------------------------

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

(6)      Concentrations of Credit

         The Banks grant agribusiness, commercial, construction, and individual loans to customers located primarily within the middle and western portion of Tennessee. Concentrations by type of loans are presented in note 4.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


(7)      Allowance for Loan Losses

         Transactions in the allowance for loan losses were as follows:


         (Dollars in thousands)                                      2001       2000      1999
         --------------------------------------------------------------------------------------
         Balance at beginning of year                              $6,137      5,146      4,012
         Allowance for loan losses of Bank of Mason
            due to acquisition                                         --         57         --
         Increase in allowance due to acquisition of branch            --         --        152
         Provisions for loan losses                                 6,377      2,636      1,623
         Loans charged-off                                         (3,903)    (1,861)      (758)
         Recoveries of previously charged-off loans                   412        159        117
         --------------------------------------------------------------------------------------
         Balance at end of year                                    $9,023      6,137      5,146
         --------------------------------------------------------------------------------------

         The Company had approximately $14,045,000 and $5,953,000 at December 31, 2001 and 2000, respectively, in loans which were considered impaired under SFAS 114. Accrual of interest had been discontinued on these loans as of those dates. The allowance for loan losses related to these loans was approximately $1,893,000 and $893,000 at December 31, 2001 and 2000, respectively. If such loans had been on an accrual basis, additional interest income would have recognized on the statements of earnings of approximately $855,000, $499,000 and $125,000 in 2001, 2000 and 1999, respectively.

(8)      Premises and Equipment

         Premises and equipment are summarized as follows:

         (Dollars in thousands)                                     2001       2000
         ---------------------------------------------------------------------------
         Land                                                     $ 5,489      4,786
         Buildings and improvements                                15,593     13,806
         Leasehold improvements                                       900        903
         Furniture, fixtures and equipment                          8,360      7,397
         Automobiles                                                  228        155
         Construction-in-progress                                     643      1,931
         ----------------------------------------------------------------------------
                                                                   31,213     28,978
         Less accumulated depreciation                              7,342      5,511
         ----------------------------------------------------------------------------
              Net premises and equipment                          $23,871     23,467
         ----------------------------------------------------------------------------

         Depreciation expense related to premises and equipment amounted to $1,762,000 in 2001, $1,444,000 in 2000 and $1,114,000 in 1999.

         During 2000, a director's construction company was paid $2,748,000 as the general contractor for building a branch of one of the subsidiaries. In another transaction, $250,000 was paid to a director of the Company and his associate by one subsidiary to purchase a building site for a new branch. Also, a partnership, in which a director of one subsidiary was a partner, was paid $680,000 for a branch office. These transactions were made on substantially the same terms as those prevailing at the time for comparable transactions with other persons.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

(9)      Investment in Unconsolidated Affiliates

         Investments in unconsolidated affiliates consist of the following at December 31, 2001 and 2000:

(Dollars in thousands)                                                                      2001           2000
---------------------------------------------------------------------------------          ------          -----
Investment in Murray Bank (50% ownership)                                                  $2,833          2,095
Investment in Insurors Bank of Tennessee (50% ownership)                                    2,095          2,681
Other investments in other unconsolidated affiliates                                          267            207
---------------------------------------------------------------------------------          ------          -----
                                                                                           $5,195          4,983
---------------------------------------------------------------------------------          ------          -----

         The Company uses the equity method of accounting in recording investments in the unconsolidated affiliates shown above. The initial investment is recorded at cost and the carrying amount of the investment is increased or decreased by the proportionate share of earnings or losses. Any dividends received are recorded as a reduction in the investment.

(10)     Restricted Equity Securities

         Restricted equity securities consist of securities which are restricted as to transferability. These securities are recorded at cost.

(Dollars in thousands)                                                                      2001           2000
---------------------------------------------------------------------------------          ------          -----
Federal Home Loan Bank                                                                     $3,954          3,551
Federal Reserve Bank                                                                          652            562
Bankers Bank                                                                                  100            100
Other                                                                                          13             13
---------------------------------------------------------------------------------          ------          -----
                                                                                           $4,719          4,226
---------------------------------------------------------------------------------          ------          -----

(11)     Other Intangible Assets

         A summary of other intangible assets at December 31, 2001 and 2000 follows:

(Dollars in thousands)                                                                      2001            2000
---------------------------------------------------------------------------------          ------          -----
Other unidentifiable intangibles                                                           $1,475          1,475
Goodwill                                                                                      359            230
---------------------------------------------------------------------------------          ------          -----
                                                                                            1,834          1,705
Accumulated amortization                                                                      237            128
---------------------------------------------------------------------------------          ------          -----
Net intangible assets                                                                      $1,597          1,577
---------------------------------------------------------------------------------          ------          -----

         Amortization expense related to intangible assets amounted to $114,000, $103,000 and $25,000 in 2001, 2000 and 1999, respectively.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

(12)     Deposits

         A summary of deposits at December 31, 2001 and 2000 follows:

(Dollars in thousands)                                                                       2001              2000
---------------------------------------------------------------------------------          --------          --------
Noninterest-bearing demand                                                                 $ 52,395            46,629
Interest-bearing demand                                                                     174,328           140,781
Savings                                                                                      18,572            15,662
Certificates of deposit of $100,000 or more                                                 145,485           114,137
Other time                                                                                  158,644           206,933
---------------------------------------------------------------------------------          --------          --------
     Total deposits                                                                        $549,424           524,142
---------------------------------------------------------------------------------          --------          --------

         At December 31, 2001 scheduled maturities of time deposits are as follows:


         (Dollars in thousands)
         --------------------------------------------------------------------------------------------- -----------------
         One year or less                                                                                      $257,993
         Due after one year through three years                                                                  34,054
         Due after three years                                                                                   12,082
         --------------------------------------------------------------------------------------------- -----------------
                                                                                                               $304,129
         --------------------------------------------------------------------------------------------- -----------------

(13)     Advances From Federal Home Loan Bank

         The Federal Home Loan Bank (FHLB) of Cincinnati (FHLB) advances funds to the Company with the requirement that the advances are secured by qualifying loans, essentially home mortgages (1-4 family residential). To participate in this program, the Company is required to be a member of the Federal Home Loan Bank and own stock in the FHLB. The Company has $3,954,000 of such stock at December 31, 2001 to satisfy this requirement.

         At December 31, 2001 and 2000, advances from the FHLB totaled $50,852,000 and $46,211,000, respectively. The interest rates on these advances ranged from 3.83% to 6.71%. Qualifying loans totaling $76,278,000 were pledged as security under a blanket pledge agreement with the FHLB at December 31, 2001.

         Maturities of the advances from FHLB at December 31, 2001 are as follows:

                                         (Dollars in thousands)
       2004                                             $   852
       2005                                               1,000
   Later years                                           49,000
                                    ----------------------------
                                                        $50,852
                                    ----------------------------

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

(14)     Notes Payable

         Notes payable consist of the following:

         (Dollars in thousands)                                                                       2001         2000
         ------------------------------------------------------------------------------------- ------------ ------------
         Note payable to a lending institution which bears interest at a rate of 8.25% until
         June 14, 2003 at which time the rate will be at prime. Interest is payable quarterly and principal is payable quarterly or on an annual basis of at least 10%
         of the outstanding balance commencing on June 15, 1998. The note is secured by
         100% of the common stock of Cumberland Bank.                                                $ 859        1,002

         Note payable to a lending institution which bears interest at a rate of 8.25%.
         Interest is payable quarterly and principal is payable in fifteen quarterly installments of $77,500 commencing on June 30, 1998, and one final payment of
         $37,500 due on March 31, 2002. The note is secured by 100% of the common stock of
         BankTennessee and The Community Bank.                                                          --          347

         $5,000,000 line of credit from a lending institution with an optional variable or fixed interest rate to be selected for each advance. Variable rate equal to 90 day
         LIBOR Rate plus 225 basis points. Advances can be made on the line from inception to
         June 30, 2003. Interest is payable quarterly. Principal is payable in forty equal quarterly payments commencing September 30, 2002 of 2.78% of the respective advances. Advances made on or after July 1, 2002 through June 30, 2003 shall convert to thirty-six quarterly interest plus principal payments beginning September 30,
         2003. Quarterly principal payments shall be 2.78% of the respective balance for each advance. The note is secured by all of the outstanding shares of the capital stock of Cumberland Bank, BankTennessee, The Community Bank, The Bank of Dyer and any
         shares of capital stock the Company owns in any other banks.                                2,000        2,000

         $6,000,000 line of credit from a lending institution which bears interest at a rate of 7.50%. Advances can no longer be made on this line. Interest is payable quarterly and principal is payable in ten annual installments of $600,000 commencing April 1, 2000. The note is secured by 100% of the common stock of
         Cumberland Bank, BankTennessee, and The Community Bank.                                     4,800        5,400
         ------------------------------------------------------------------------------------- ------------ ------------
                                                                                                    $7,659        8,749
         ------------------------------------------------------------------------------------- ------------ ------------

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

(14)     Notes Payable, continued

         Minimum annual principal payments for future years are as follows:

                         (Dollars in thousands)
                                                 2002                                       $ 844
                                                 2003                                         943
                                                 2004                                         943
                                                 2005                                         943
                                                 2006                                         943
                                             Later years                                    3,043
                                                                               -------------------
                                                                                           $7,659
                                                                               -------------------

         The Company has agreed to certain covenants in connection with the notes payable to the lending institution. These covenants include, among other things, minimum financial ratios for the subsidiary Banks. The Banks were not in compliance with all of the provisions of the loan covenants as of December 31, 2001. The Company has obtained a waiver of these covenants from the lending institution.

         One of the more significant covenants states if the Company is current on principal and interest payments, it will be permitted to pay dividends to shareholders not exceeding twenty-five percent of net earnings.

(15)     Trust Preferred Securities

         On December 29, 2000, Cumberland Bancorp, Incorporated, through Cumberland Capital Trust I and with the assistance of its Placement Agent, sold to institutional investors $8,000,000 of capital securities. Cumberland Capital Trust I, a Delaware business trust wholly owned by Cumberland Bancorp, Incorporated, issued $8,000,000 of Floating Rate Capital Securities. Holders of the Capital Securities are entitled to receive preferential cumulative cash distributions from the Trust, at a rate per annum reset quarterly equal to the sum of three month LIBOR plus 350 basis points applied to the liquidation amount of $1,000 per Capital Security, accruing from the date of original issuance and payable quarterly in arrears on January 1, April 1, July 1 and October 1 each year commencing April 1, 2001. The rate was 5.38% at December 31, 2001. The Company can defer payment of the cash distributions on the securities at any time or from time to time for a period not to exceed twenty consecutive quarters.

         Cumberland Bancorp, Incorporated has, through various contractual arrangements, fully and unconditionally guaranteed all of Cumberland Capital Trust I's obligations with respect to the capital securities. These Capital Securities qualify as a Tier I Capital, subject to certain limitations, and are presented in the Consolidated Balance Sheets as Trust Preferred Securities. The sole asset of Cumberland Capital Trust I is $8,000,000 of junior subordinated debentures issued by Cumberland Bancorp, Incorporated. These junior subordinated debentures also carry the same floating rate as the Capital Securities and both mature on December 25, 2025; however, the maturity of both may be shortened to a date not earlier than December 25, 2005.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

(15)     Trust Preferred Securities, continued

         On July 31, 2001, Cumberland Bancorp, Incorporated, through Cumberland Capital Trust II and with the assistance of its Placement Agent, sold to institutional investors $4,000,000 of capital securities. Cumberland Capital Trust II, a Connecticut business trust wholly owned by Cumberland Bancorp, Incorporated, issued $4,000,000 of Floating Rate Capital Securities. Holders of the Capital Securities are entitled to receive preferential cumulative cash distributions from the Trust, at a rate per annum reset quarterly equal to the sum of three month LIBOR plus 358 basis points applied to the liquidation amount of $1,000 per Capital Security, accruing from the date of original issuance and payable quarterly in arrears on January 31, April 30, July 31 and October 31 each year commencing October 31, 2001. The rate was 5.46% at December 31, 2001. The Company can defer payment on the securities at any time or from time to time for a period not to exceed twenty consecutive quarters.

         Cumberland Bancorp, Incorporated has, through various contractual arrangements, fully and unconditionally guaranteed all of Cumberland Capital Trust II's obligations with respect to the capital securities. These Capital Securities qualify as a Tier I Capital, subject to certain limitations, and are presented in the Consolidated Balance Sheets as Trust Preferred Securities. The sole asset of Cumberland Capital Trust II is $4,000,000 of junior subordinated debentures issued by Cumberland Bancorp, Incorporated. These junior subordinated debentures also carry the same floating rate as the Capital Securities and both mature on July 31, 2031; however, the maturity of both may be shortened to a date not earlier than July 31, 2006.

(16)     Income Taxes

         Income tax expense (benefits) consist of the following:

(Dollars in thousands)                                               2001             2000              1999
---------------------------------------------------------          -------           -------           ------
Current:
   Federal                                                         $ 1,279             2,398            2,165
   State                                                               255               456              412
---------------------------------------------------------          -------           -------           ------
     Total current tax                                               1,534             2,854            2,577
---------------------------------------------------------          -------           -------           ------
Deferred:
   Federal                                                          (1,283)             (357)            (393)
   State                                                              (238)              (66)             (74)
---------------------------------------------------------          -------           -------           ------
     Total deferred tax benefits                                    (1,521)             (423)            (467)
---------------------------------------------------------          -------           -------           ------
Tax benefits credited to shareholders' equity related
to exercise of stock options                                             5                 5                3
---------------------------------------------------------          -------           -------           ------
     Total income tax expense                                      $    18           $ 2,436            2,113
---------------------------------------------------------          -------           -------           ------

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

(16)     Income Taxes, continued

         Significant temporary differences between tax and financial reporting that result in deferred tax assets (liabilities) included in other assets on the consolidated balance sheet are as follows at December 31, 2001 and 2000:

(Dollars in thousands)                                                                       2001              2000
---------------------------------------------------------------------------------          --------          --------
Allowance for loan losses                                                                  $  3,323             2,164
Unrealized loss on securities                                                                    --                59
Deferred loan fees                                                                              135               100
Other                                                                                           529               398
---------------------------------------------------------------------------------          --------          --------
     Total deferred tax assets                                                                3,987             2,721
---------------------------------------------------------------------------------          --------          --------
FHLB stock dividends                                                                           (659)             (562)
Premises and equipment                                                                         (491)             (480)
Unrealized gain on securities                                                                   (87)               --
Loan servicing rights                                                                          (107)             (356)
Other                                                                                           (88)             (143)
---------------------------------------------------------------------------------          --------          --------
    Total deferred tax liabilities                                                           (1,432)           (1,541)
---------------------------------------------------------------------------------          --------          --------
Net deferred tax asset                                                                     $  2,555             1,180
---------------------------------------------------------------------------------          --------          --------

         A reconciliation of the provision for income taxes with the amount of income taxes computed by applying the federal statutory rate (34%) to earnings before income taxes follows:

(Dollars in thousands)                                               2001             2000              1999
---------------------------------------------------------          -------           -------           ------
Computed expected provision for income taxes                       $    77             2,243            1,912
Increase (decrease) in taxes resulting from:
   State income taxes, net of federal tax benefit                       11               261              223
   Tax exempt interest                                                 (75)              (69)             (48)
   Other, net                                                            5                 1               26
---------------------------------------------------------          -------           -------           ------
      Total income tax expense                                     $    18             2,436            2,113
---------------------------------------------------------          -------           -------           ------

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

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

(17)     Minimum Capital Standards, continued

         Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that all capital adequacy requirements to which they are subject are met.

         As of December 31, 2001, the most recent notification from the Federal Reserve Bank categorized the Company and all Bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company and the Banks must maintain total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the category.

         The Company has reached an agreement with the Federal Reserve Bank to maintain the Bank subsidiaries as well capitalized for a period of two years beginning October 2000 and for the Company to maintain a total capital to risk-weighted assets ratio of at least 10%.

         The Company and the Banks' actual capital amounts and ratios at December 31, 2001 and 2000, are as follows:

                                                                                    To be well
                                                                                 capitalized under
                                                            Required              prompt corrective
(Dollars in thousands)                                       Minimum               action provisions               Actual
----------------------------------------------------------------------------------------------------------------------------------
December 31, 2001
                                                      Amount         Ratios       Amount        Ratios       Amount         Ratios
Tier I to average assets -leverage
    Cumberland Bancorp, Inc.                         $27,089         4.00%        33,861         5.00%        50,612         7.47%
    Cumberland Bank                                   10,682         4.00%        13,352         5.00%        19,006         7.12%
    BankTennessee                                      7,974         4.00%         9,968         5.00%        15,518         7.78%
    The Community Bank                                 5,969         4.00%         7,461         5.00%         9,844         6.60%
    Bank of Dyer                                       2,037         4.00%         2,547         5.00%         3,588         7.04%
    Bank of Mason                                        426         4.00%           533         5.00%         1,001         9.40%
Tier I to risk-weighted assets
    Cumberland Bancorp, Inc.                          20,162         4.00%        30,243         6.00%        50,612        10.04%
    Cumberland Bank                                    8,051         4.00%        12,076         6.00%        19,006         9.44%
    BankTennessee                                      6,114         4.00%         9,171         6.00%        15,518        10.15%
    The Community Bank                                 4,198         4.00%         6,296         6.00%         9,844         9.38%
    Bank of Dyer                                       1,348         4.00%         2,022         6.00%         3,588        10.65%
    Bank of Mason                                        217         4.00%           326         6.00%         1,001        18.43%
Total capital to risk-weighted
  assets
    Cumberland Bancorp, Inc.                          40,323         8.00%        50,404        10.00%        56,877        11.28%
    Cumberland Bank                                   16,102         8.00%        20,127        10.00%        21,526        10.69%
    BankTennessee                                     12,228         8.00%        15,285        10.00%        17,450        11.42%
    The Community Bank                                 8,395         8.00%        10,494        10.00%        11,157        10.63%
    Bank of Dyer                                       2,696         8.00%         3,370        10.00%         4,013        11.91%
    Bank of Mason                                        435         8.00%           543        10.00%         1,076        19.81%

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

(17) Minimum Capital Standards, continued

                                                                                    To be well
                                                                                 capitalized under
                                                            Required              prompt corrective
(Dollars in thousands)                                       Minimum               action provisions               Actual
----------------------------------------------------------------------------------------------------------------------------------
December 31, 2000
                                                      Amount         Ratios       Amount        Ratios       Amount         Ratios
Tier I to average assets -leverage
    Cumberland Bancorp, Inc.                         $24,820         4.00%        31,025         5.00%        46,070         7.42%
    Cumberland Bank                                    9,151         4.00%        11,438         5.00%        16,490         7.21%
    BankTennessee                                      8,189         4.00%        10,236         5.00%        15,047         7.35%
    The Community Bank                                 4,542         4.00%         5,677         5.00%         8,392         7.39%
    Bank of Dyer                                       1,822         4.00%         2,352         5.00%         3,475         7.39%
    Bank of Mason                                        359         4.00%           449         5.00%           934        10.41%
Tier I to risk-weighted assets
    Cumberland Bancorp, Inc.                          19,359         4.00%        29,038         6.00%        46,070         9.52%
    Cumberland Bank                                    7,475         4.00%        11,212         6.00%        16,490         8.82%
    BankTennessee                                      6,650         4.00%         9,975         6.00%        15,047         9.05%
    The Community Bank                                 3,667         4.00%         5,500         6.00%         8,392         9.15%
    Bank of Dyer                                       1,341         4.00%         2,012         6.00%         3,475        10.36%
    Bank of Mason                                        189         4.00%           284         6.00%           934        19.72%
Total capital to risk-weighted
  assets
    Cumberland Bancorp, Inc.                          38,718         8.00%        48,397        10.00%        52,207        10.79%
    Cumberland Bank                                   14,949         8.00%        18,686        10.00%        18,823        10.07%
    BankTennessee                                     13,300         8.00%        16,625        10.00%        17,125        10.30%
    The Community Bank                                 7,334         8.00%         9,167        10.00%         9,399        10.25%
    Bank of Dyer                                       2,682         8.00%         3,353        10.00%         3,830        11.42%
    Bank of Mason                                        379         8.00%           474        10.00%         1,002        21.15%

         Regulatory Actions - Bank of Dyer, a wholly-owned subsidiary of Cumberland Bancorp, Inc., entered into a Memorandum of Understanding
         (MOU) with the Vice President of the Federal Reserve Bank of St. Louis (Federal Reserve) and The Commissioner of the Tennessee Department of Financial Institutions (Commissioner) as a result of an examination of the Bank conducted as of September 30, 2001 dated November 2, 2001. The MOU addresses management, asset quality, credit administration, capital adequacy, violations/contraventions, earnings, liquidity, and the allowance for loan losses. Also, the MOU requires the Bank to submit quarterly progress reports to the Commissioner and the Federal Reserve.

(18)     Employee Benefits

         The Company maintains a 401(k) savings plan for all employees who have completed six months of service and are 21 or more years of age. Employer contributions to the plan are determined annually by the board of directors. The Company's expenses related to the plan were $398,149 in 2001, $414,139 in 2000, and $273,848 in 1999.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

(19)     Fair Values of Financial Instruments

The estimated fair values of the Company's financial instruments are as follows at December 31, 2001 and 2000:

                                                                             2001                              2000
                                                                 --------------------------         -------------------------
                                                                 Carrying           Fair            Carrying           Fair
(Dollars in thousands)                                             Value            Value             Value            Value
-------------------------------------------------------------------------------------------         -------------------------
Financial assets:
   Cash and due from banks                                          20,868           20,868           22,280           22,280
   Interest-bearing deposits in
      financial institutions                                         4,563            4,563           14,988           14,988
   Federal funds sold                                               19,531           19,531           33,025           33,025
   Securities available for sale                                    42,814           42,814           15,566           15,566
   Securities held to maturity                                      12,735           12,814            8,425            8,405
   Loans, net of allowance                                         513,222          518,788          501,080          499,885
   Accrued interest receivable                                       4,693            4,693            5,644            5,644
   Restricted equity securities                                      4,719            4,719            4,226            4,226
   Investment in unconsolidated
     affiliates                                                      5,195            5,195            4,983            4,983
   Loan servicing rights                                               327              327              985              985

Financial liabilities:
   Deposits with defined maturities                                304,129          308,292          321,070          322,517
   Deposits with undefined
       maturities                                                  245,295          245,295          203,072          203,072
   Notes payable                                                     7,659            8,088            8,749            8,730
   Federal funds purchased                                           1,675            1,675            9,575            9,575
   Advances from FHLB                                               50,852           52,913           46,211           45,105
   Accrued interest payable                                          3,994            3,994            4,694            4,694
   Trust preferred securities                                       12,000           12,000            8,000            8,000

                                                                    Notional            Fair         Notional           Fair
                                                                     Amounts           Value          Amount           Value
-----------------------------------------                           ---------        --------        -------           ------
Off-balance sheet financial instruments:
   Commitments to extend credit                                     69,268               --           71,045               --
   Standby letters of credit                                         3,750               --            3,060               --

         The carrying values in the preceding table are included in the consolidated balance sheets under the applicable captions.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

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

         The following presents certain financial data for the separate entities prior to the combination of CBI with BDI for the years ended December 31, 1999.

         (Dollars in thousands, except per share data)                                                           1999
         --------------------------------------------------------------------------------------------------------------
         Total revenue:*
         CBI, as originally reported                                                                            $22,696
         BDI                                                                                                      1,660
         --------------------------------------------------------------------------------------------------------------
         CBI, as restated                                                                                       $24,356
         --------------------------------------------------------------------------------------------------------------
         Net income:
         CBI, as originally reported                                                                             $3,270
         BDI                                                                                                        241
         --------------------------------------------------------------------------------------------------------------
         CBI, as restated                                                                                        $3,511
         --------------------------------------------------------------------------------------------------------------

         *Total revenue is net interest income and noninterest income

         During 2000, the Company purchased additional shares of stock in the Bank of Mason for $365,000 giving the Company 53% of the outstanding stock at December 31, 2000. The excess cash paid over the fair value of net assets acquired is recorded as goodwill in the consolidated financial statements. The Bank of Mason has been included in the consolidated financial statements of the Company for the period in which Cumberland Bancorp, Incorporated had controlling interest. Bank of Mason has approximately $10 million in total assets. On January 31, 2001, the Company issued 53,250 shares for the remaining interest in Bank of Mason.

(21)     Commitments and Contingencies

         The Company has entered into various noncancellable operating lease arrangements in connection with its operating locations. Based upon these agreements at December 31, 2001, future minimum lease commitments are as follows:

                              (Dollars in thousands)
                              --------------------------------------------------------------------------
                                                      2002                                    $222
                                                      2003                                     216
                                                      2004                                     111
                                                      2005                                      30
                                                      2006                                      21
                                                   Thereafter                                   56
                              --------------------------------------------------------------------------
                                                                                              $656
                              --------------------------------------------------------------------------

         Rentals relating to these agreements which are included in occupancy expense amounted to $235,000 in 2001, $265,000 in 2000 and $196,000 in
         1999.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

(21)     Commitments and Contingencies, continued

         During 2001, the subsidiaries of the Company leased certain premises from related parties. The related expense from the leases totaled approximately $20,000.

         During 1997, the Company entered into an agreement with a group of investors to open a BankTennessee branch in Ripley, Tennessee. In return, these investors purchased 445,000 shares (as adjusted for the March 1998 and March 2001 stock split) of the Company's common stock for $2.25 per share (as adjusted for the March 1998 and March 2001 stock split). The agreement with the Ripley group addresses a spin-off of the Ripley branch into a separate entity after the branch reaches $30 million in assets and becomes profitable. It is anticipated that the Ripley group will own 50% of the new entity and Cumberland Bancorp, Incorporated will own 50% of the new entity. However, there are several provisions in the agreement that could alter the anticipated structure.

         During 1999 and 1998, the Company invested approximately $2,300,000 representing a 50% interest in a de novo bank in Murray, Kentucky. The Company's pro rata portion of the organization and start-up costs of approximately $92,500 in 1998 and $60,000 in 1999, in the respective periods have been expensed.

         The Murray Bank opened in June, 1999 and it incurred an operating loss of approximately $275,000 in 1999. Earnings of approximately $125,000 and $26,000 were reported in 2001 and 2000. This investment is being accounted for by the equity method of accounting, whereby the Company's pro rata share of its operations are shown as an adjustment of the original investment and included in other operating expenses on the consolidated statements of earnings.

         The investors that bought the remaining 50% of the Murray Bank exercised their rights to purchase $250,000 worth of Cumberland Bancorp, Incorporated stock based upon a price of 1.5 multiplied by the Company's book value when the charter was granted to the Murray Bank by the OTS. An additional $250,000 in stock options become exercisable at
         1.5 multiplied by the Company's book value if the Murray Bank attains certain financial objectives.

         During 1999, the Company became involved in organizing a de novo bank called Insurors Bank of Tennessee. The Company owns 50% and the remaining 50% is owned by InsCorp, Inc., which is primarily owned by independent insurance agents in the State of Tennessee. The Company invested approximately $2,830,000 during 2000 and 1999. Organization and start-up costs were approximately $191,859 for 2000 and $24,000 in 1999. In November 2000, the Insurors Bank of Tennessee opened and incurred operating losses of approximately $1,187,000 and $492,000 for the years ended December 31, 2001 and 2000.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

(21)     Commitments and Contingencies, continued

         Data for The Murray Bank (TMB) and Insurors Bank of Tennessee (IBOT) as of December 31, 2001 is as follows:

                                                                                  TMB               IBOT
----------------------------------------------------------------------          --------          --------
        Assets:
          Cash and due from banks                                               $  3,114               591
          Fed funds sold                                                           5,051               900
          Securities
             Available for sale                                                    9,380             3,475
             Held to maturity                                                        450                --
          Loans, net                                                              48,631            15,413
          Premises and equipment                                                   1,965               441
          Investment in restricted stock                                             180               328
          Accrued interest receivable                                                531                86
          Other assets                                                               257                68
----------------------------------------------------------------------          --------          --------
        Total assets                                                            $ 69,559            21,302
----------------------------------------------------------------------          --------          --------
        Liabilities and Shareholders' Equity:
          Total deposits
          Borrowings                                                            $ 62,104            13,978
          Accrued interest payable                                                 1,203             2,997
          Other liabilities                                                          392                43
                                                                                     188                95
----------------------------------------------------------------------          --------          --------
        Total liabilities                                                         63,887            17,113
----------------------------------------------------------------------          --------          --------
        Total shareholders' equity                                                 5,672             4,189
----------------------------------------------------------------------          --------          --------
        Net interest income                                                     $  1,835               419
        Provision for loan losses                                                    373                --
        Non interest income                                                          492                16
        Non interest expense                                                       1,778             1,622
        Income tax expense                                                            51                --
        Net income                                                                   125            (1,187)
----------------------------------------------------------------------          --------          --------


         In the normal course of business there are commitments outstanding and contingent liabilities such as legal proceedings pending against the Company and its subsidiaries. In the opinion of management, no material adverse effect on the financial position is anticipated as a result of these items.

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

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

(22)     Stock Options, continued

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

         (Dollars in thousands, except per share data)

                                          2001                           2000                          1999
                              As Reported      Proforma      As Reported     Proforma      As Reported      Proforma
                              -----------------------------------------------------------------------------------------------
Net income                     $   209              7             4,161             3,960             3,511             3,344
Basic earnings
 per share                        0.02           0.00              0.30              0.29              0.28              0.27
Diluted earnings
 per share                        0.01           0.00              0.30              0.28              0.27              0.26

         The fair value of the options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: dividend yield of 0.69% in 2001, 0.8% in 2000 and 0% in prior years, risk-free interest rate of 6.0% in all years, expected lives of five years, and expected volatility of 112% in 2001, 40% in 2000 and 47% in 1999.

         The weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 2001, 2000 and 1999 was $3.26, $5.19 and $6.09, respectively.

         Stock options become exercisable at a rate of 20% per year or at the end of five years. These options generally expire within six to ten years or earlier if an employee leaves.

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

  (22)    Stock Options, continued

         A summary of the stock option activity for 2001, 2000 and 1999 is as follows:

                                                                                                                           Weighted
                                                                 Shares            Shares            Option                Average
                                                                Available          Under             Shares                Exercise
(Dollars in thousands, except per share data)                  for Option          Option          Exercisable              Price
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1998                                    312,580            787,420                             $   2.73
Granted                                                             (85,500)            85,500                 --              6.25
Becoming exercisable                                                     --                 --            167,284              2.73
Forfeited                                                                --            (19,250)                --              2.73
Exercised                                                                --             (2,400)                --
---------------------------------------------------------          --------           --------           --------          --------
Outstanding at December 31, 1999                                    227,080            851,270            167,284              3.08
Granted                                                             (87,500)            87,500                 --              6.25
Becoming exercisable                                                     --            164,604                                 2.73
Forfeited                                                                --            (13,640)                --              2.73
Exercised                                                                --             (2,660)                --              2.73
---------------------------------------------------------          --------           --------           --------          --------
Outstanding at December 31, 2000                                    139,580            922,470            331,888              3.39
Granted                                                             (30,000)            30,000                 --              4.12
Becoming exercisable                                                     --                 --            323,408              2.73
Forfeited                                                                --            (41,700)                --              2.73
Exercised                                                                --             (8,480)                --              2.73
---------------------------------------------------------          --------           --------           --------          --------
Outstanding at December 31, 2001                                    109,580            902,290            655,296              3.22
---------------------------------------------------------          --------           --------           --------          --------

         The following table sets forth the computation of basic net earnings per share and diluted net earnings per share adjusted for stock splits and stock dividends.

(Dollars in thousands, except per share data)                         2001                2000               1999
---------------------------------------------------------          ----------          ----------          ----------
For basic net earnings per share and diluted net earnings
per share, net earnings                                                   209               4,161               3,511
---------------------------------------------------------          ----------          ----------          ----------
Weighted average shares outstanding - basic                        13,813,774          13,767,312          12,496,260
Effect of dilutive securities - stock options                         206,020             254,614             279,012
---------------------------------------------------------          ----------          ----------          ----------
Weighted average shares outstanding - diluted                      14,019,794          14,021,926          12,775,772
---------------------------------------------------------          ----------          ----------          ----------
Net earnings per share - basic                                     $     0.02                0.30                0.28

Net earnings per share - diluted                                         0.01                0.30                0.27


(23)     Other Operating Expenses

         Other operating expenses consist of the following:

                                                                           Years ended December 31,
         (Dollars in thousands)                                     2001              2000           1999
--------------------------------------------------------           -------          -------         ------
Data processing                                                   $  1,593            1,381             907
Advertising                                                            369              414             441
Stationery, printing and supplies                                      509              506             494
Postage, freight and courier                                           367              311             221
Directors' fees                                                        445              443             418
Other                                                                5,469            3,972           2,886
---------------------------------------------------------          -------          -------          ------
                                                                   $ 8,752            7,027           5,367
---------------------------------------------------------          -------          -------          ------

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

(24)     Quarterly Financial Data (unaudited)
         ------------------------------------

                                                                                                             Earnings per share
                                       Interest      Net interest     Provision for       Net
                                        income          income         loan losses      income            Basic      Fully diluted
                                       ---------     ------------     -------------     -------           -----      ---------------
2001
First quarter                           $14,300          6,168             262            956             0.07            0.07
Second quarter                           13,542          5,915             790             54             0.04            0.04
Third quarter                            13,211          5,961           3,333         (1,162)           (0.8)           (0.08)
Fourth quarter                           11,812          5,920           1,992           (128)           (0.01)          (0.01)

2000
First quarter                            11,643          5,718             424            948             0.07            0.07
Second quarter                           12,459          6,050             843          1,022             0.07            0.07
Third quarter                            13,679          6,425             547          1,273             0.09            0.09
Fourth quarter                           13,870          6,401             822            918             0.07            0.07

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

(25)     Parent Company Only Financial Information

         Condensed Balance Sheets (Dollars in thousands)
         ---------------------------------------------------------------------------------------------------------------
                                                                                                December 31,
          Assets                                                                             2001             2000
         ---------------------------------------------------------------------------------------------------------------
            Cash                                                                           $  2,693             6,411
            Investment in subsidiaries                                                       50,062            44,514
            Investment in unconsolidated affiliates                                           4,928             5,429
            Premises and equipment                                                              239                54
            Goodwill                                                                            343                68
            Other assets                                                                      2,877               949
                                                                                           --------          --------
                                                                                           $ 61,142            57,425
                                                                                           ========          ========

         Liabilities and Shareholders' Equity

         Liabilities:
            Notes payable                                                                  $  7,659             8,749
            Accrued interest                                                                    804               713
            Other liabilities                                                                   994               239
            Subordinate debt securities                                                      12,372             8,248
                                                                                           --------          --------
                     Total liabilities                                                       21,829            17,949

         Total shareholders' equity                                                          39,313            39,476
                                                                                           --------          --------
                                                                                           $ 61,142            57,425
                                                                                           ========          ========


                 Condensed Statements of Earnings
         ---------------------------------------------------------------------------------------------------------------
         Years Ended December 31,                                           2001               2000             1999
         ---------------------------------------------------------------------------------------------------------------
         Income:
            Dividends from subsidiaries                                    $    --                --              800
            Other dividend                                                      --                --                4
            Other income                                                        33                41               13
                                                                           -------            ------           ------
                                                                                33                41              817
                                                                           -------            ------           ------
         Expenses:
            Interest expense                                                 1,375               603              578
            Other expense                                                    1,122             1,323              929
                                                                           -------            ------           ------
                                                                             2,497             1,926            1,507
                                                                           -------            ------           ------
         Loss before income taxes and equity in undistributed
            earnings of subsidiaries
            Income tax benefit                                              (2,464)           (1,885)            (690)
                                                                             1,112               732              558
                                                                           -------            ------           ------

         Income (loss) before equity in undistributed earnings of
            subsidiaries                                                    (1,352)           (1,153)            (132)

            Equity in undistributed earnings of subsidiaries                 1,561             5,314            3,643
                                                                           -------            ------           ------
         Net earnings                                                      $   209             4,161            3,511
                                                                           =======            ======           ======

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

(25)     Parent Company Only Financial Information, continued

 Condensed Statements of Cash Flows (Dollars in thousands)
------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                              2001             2000             1999
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net earnings                                                       $   209             4,161            3,511

Adjustments to reconcile net earnings to net
  cash provided (used) by operating activities:
     Equity in undistributed earnings of subsidiaries               (1,561)           (5,314)          (3,643)
     Operations of unconsolidated affiliates                           505               308              104
     Depreciation and amortization                                      34                32               15
     Increase in accrued interest payable                               91               456              149
     Other, net                                                       (671)             (384)              55
                                                                    ------            ------           ------
         Net cash provided (used) by operating activities           (1,393)             (741)             191
                                                                    ------            ------           ------
Cash flows from investing activities:
     Investment in commercial bank subsidiaries                     (3,749)           (5,366)          (3,000)
     Investment in unconsolidated affiliates                          (212)           (2,904)          (1,935)
     Purchases of premises and equipment                              (219)              (29)             (20)
                                                                    ------            ------           ------
         Net cash used by investing activities                      (4,180)           (8,299)          (4,955)
                                                                    ------            ------           ------
Cash flows from financing activities:
     Proceeds from notes payable                                                       4,325              675
     Repayment of notes payable                                     (1,090)           (3,031)            (453)
     Proceeds from trust preferred securities                        4,000             8,000               --
     Proceeds from issuance of common stock                             23               434            9,390
     Repurchase of common stock                                       (283)               --               --
     Dividends paid on common stock                                   (795)             (516)              --
                                                                    ------            ------           ------

         Net cash provided by financing activities                   1,855             9,212            9,612
                                                                    ------            ------           ------
Net increase (decrease) in cash                                     (3,718)              172            4,848
Cash at beginning of year                                            6,411             6,239            1,391
                                                                    ------            ------           ------
Cash at end of year                                                $ 2,693             6,411            6,239
                                                                   =======            ======           ======

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There have been no disagreements with the Company's independent auditors on any matters of accounting principles or practices or financial statement disclosure during the fiscal year ended December 31, 2001.

ITEM 10. Directors and Executive Officers of the Registrant

         The information required by this item with respect to the directors and named executive officers is incorporated herein by reference to the "Election of Directors" in the Company's definitive proxy materials relating to the Annual Meeting of Shareholders to be held April 25, 2002. The information required by this item for other executive officers is set forth below:

         Mark C. McDowell (45) has served as our Asset Quality Manager since November 2001. Since July, 1997 Mr. McDowell previously served as our Chief Administrative Officer responsible for overseeing all administrative functions, including regulatory and financial matters. Mr. McDowell served as president of Community Bancserve, a bank consulting business, from January 1996 to July 1997. From 1980 to 1996, Mr. McDowell served as a bank examiner for the Tennessee Department of Financial Institutions, serving as Director of its Applications Section beginning in 1989.

         Andy LoCascio (37) has been our Chief Financial Officer since November, 2001 and is responsible for overseeing all financial and regulatory matters. Previously, Mr. LoCascio served as Chief Financial Officer of BankTennessee in Collierville, Tennessee from January, 2001 through October, 2001. Mr. LoCascio served as Senior Financial Officer of Lincoln Federal Savings Bank in Plainfield, Indiana from October, 1997 through December, 2000. Previously, Mr. LoCascio served as a bank examiner for the Indiana Department of Financial Institutions. Mr. LoCascio serves on our Audit and Management Committees.

ITEM 11. Executive Compensation

         The information required by this item with respect to executive compensation is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's definitive proxy materials relating to the Annual Meeting of Shareholders to be held April 25, 2002.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

         Information with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to the section titled "Stock Ownership" in the Company's definitive proxy materials relating to the Annual Meeting of Shareholders to be held April 25, 2002.

ITEM 13. Certain Relationships and Related Transactions

         Information with respect to certain relationships and related transactions is incorporated herein by reference to the section titled "Certain Relationships and Related Transactions" in the Company's definitive proxy materials relating to the Annual Meeting of Shareholders to be held April 25, 2002.

ITEM 14. Exhibits and Reports on Form 8-K


         (a)(1) Financial Statements.  See Item 8.
         (a)(2) Financial Statements Schedules.  Inapplicable.
         (a)(3) Exhibits.  See Index to Exhibits.

         Registrant is a party to certain notes which are more fully described in the notes to Registrant's financial statements pursuant to which Registrant has borrowed money from other financial institutions in principal amounts which combined do not exceed ten percent (10%) of Registrants total consolidated assets. Copies of these notes will be filed with the Commission upon request. Registrant is also a party to certain agreements entered into in connection with the Company's offering of $12,000,000 in subordinated debentures in connection with the offering of trust preferred securities to institutional investors by Cumberland Capital Trust I and Cumberland Capital Trust II. Copies of the various transaction documents associated with the trust preferred offerings will be filed with the Commission upon request.

(b)      Reports on Form 8-K

                  None.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                CUMBERLAND BANCORP, INCORPORATED


                                By: /s/ Joel Porter
                                    -------------------------------------------
                                        Joel Porter
                                        President (Principal Executive Officer)

                                Date:   April 1, 2002


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    Signature                                                  Title                                    Date
---------------------------------------------             ------------------------------------------             -------------------



/s/ Joel Porter
--------------------------------------------              President (Principal Executive Officer) and          April 1, 2002
Joel Porter                                               Director

/s/ Andy LoCascio
--------------------------------------------              Chief Financial Officer (Principal Financial         April 1, 2002
Andy LoCascio                                             and Accounting Officer)


/s/ John Wilder                                           Chairman                                             April 1, 2002
---------------------------------------------
John Wilder

/s/ Danny Herron
---------------------------------------------             Director                                             April 1, 2002
Danny Herron

/s/ Tom E. Paschal
--------------------------------------------              Director                                             April 1, 2002
Tom E. Paschal

/s/ Tom Brooks
---------------------------------------------             Director                                             April 1, 2002
Tom Brooks

/s/ Ronald Gibson
---------------------------------------------             Director                                             April 1, 2002
Ronald Gibson




/s/ Frank Inman, Jr.
---------------------------------------------             Director                                             April 1, 2002
Frank Inman, Jr.

/s/ Alex Richmond
---------------------------------------------             Director                                             April 1, 2002
Alex Richmond

/s/ John S. Shepherd
---------------------------------------------             Director                                             April 1, 2002
John S. Shepherd

/s/ James Rout
---------------------------------------------             Director                                             April 1, 2002
James Rout

/s/ Paul Priddy
---------------------------------------------             Director                                             April 1, 2002
Paul Priddy

/s/ Paul Pratt, Sr.
---------------------------------------------             Director                                             April 1, 2002
Paul Pratt, Sr.

/s/ R. Todd Vanderpool
---------------------------------------------             Director                                             April 1, 2002
R. Todd Vanderpool

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


21.1     Subsidiaries of the Company.

23.1     Consent of Independent Auditors.