Form 10-Q
period 2002-03-31
CUMBERLAND BANCORP INC
filed 2002-05-15
CIK 1092099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                         Commission File Number 0-27393

                        CUMBERLAND BANCORP, INCORPORATED
                        --------------------------------
             (Exact Name of Registrant As Specified in Its Charter)

            Tennessee                                   62-1297760
            ---------                                   ----------
   (State or Other Jurisdiction of             (IRS Employer Identification
   Incorporation or Organization)                         Number)

         4205 Hillsboro Pike, Suite 204, Nashville, Tennessee     37215
         --------------------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

                                 (615) 383-4758
                                 --------------
              (Registrant's Telephone Number, including area code)

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

Common stock outstanding:  13,831,336 shares at April 30, 2002.

                        CUMBERLAND BANCORP, INCORPORATED
                                TABLE OF CONTENTS

PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 2002 (unaudited)                                        3
          and December 31, 2001

          Consolidated Statements of Operations - For the three months                                    4
          ended March 31, 2002 and 2001 (unaudited).

          Consolidated Statements of Changes in Shareholders' Equity - For the                            5
          three months ended March 31, 2002 (unaudited).

          Consolidated Statements of Cash Flows - For the three months                                    6
          ended March 31, 2002 and 2001 (unaudited).

          Notes to Financial Statements                                                                   7

Item 2.   Management's Discussion and Analysis of Financial Condition                                     8-12
          and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                      12


PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings.                                                                              13
Item 2.   Changes in Securities and Use of Proceeds                                                       13

Item 3.   Defaults Upon Senior Securities.                                                                13

Item 4.   Submission of Matters to a Vote of Security Holders.                                            13

Item 5.   Other Information.                                                                              13

Item 6.   Exhibits and Reports on Form 8-K                                                                13

Signatures

ITEM 1.  FINANCIAL STATEMENTS

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                            (UNAUDITED)
                                                                                              March 31,        December 31,
(Dollars in thousands, except share amounts)                                                    2002              2001
---------------------------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                                                      $   20,068            20,868
Interest-bearing deposits in financial institutions                                               6,649             4,563
Federal funds sold                                                                               50,216            19,531
Securities available for sale, at fair value                                                     36,520            42,814
Securities held to maturity, fair value $13,078 at March 31, 2002
    and $12,796 at December 31, 2001                                                             13,070            12,735
Loans                                                                                           514,869           522,245
Allowance for loan losses                                                                        (8,825)           (9,023)
-------------------------------------------------------------------------------------------------------------------------

                                           Loans, net                                           506,044           513,222
-------------------------------------------------------------------------------------------------------------------------
Premises and equipment                                                                           23,582            23,871
Accrued interest receivable                                                                       4,359             4,693
Restricted equity securities                                                                      4,769             4,719
Investment in unconsolidated affiliates                                                           5,283             5,195
Other real estate                                                                                 7,488             7,330
Loan servicing rights                                                                               319               327
Other intangible assets                                                                           1,593             1,597
Other assets                                                                                      7,074             6,046
-------------------------------------------------------------------------------------------------------------------------

                                           Total  assets                                     $  687,034           667,511
-------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity:
Deposits
    Noninterest-bearing                                                                      $   53,423            52,395
    Interest-bearing                                                                            516,914           497,029
-------------------------------------------------------------------------------------------------------------------------

                                           Total deposits                                       570,337           549,424
-------------------------------------------------------------------------------------------------------------------------
Notes  payable                                                                                    6,201             7,659
Federal funds purchased                                                                           1,360             1,675
Advances from Federal Home Loan Bank                                                             50,852            50,852
Accrued interest payable                                                                          3,528             3,994
Other liabilities                                                                                 3,329             2,594
-------------------------------------------------------------------------------------------------------------------------

                                           Total liabilities                                    635,607           616,198
-------------------------------------------------------------------------------------------------------------------------

Trust preferred securities                                                                       12,000            12,000
-------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Common stock, $0.50 par value, authorized 40,000,000 shares;
    shares issued - 13,831,336 in 2002 and 13,808,236 in 2001                                     6,916             6,904
Additional paid-in capital                                                                       22,340            22,289
Retained earnings                                                                                10,361            10,061
Accumulated other comprehensive income (loss)                                                      (190)               59
-------------------------------------------------------------------------------------------------------------------------

                                           Total shareholders' equity                            39,427            39,313
=========================================================================================================================

                                           Total  liabilities  and  shareholders'
                                             equity                                          $  687,034           667,511
=========================================================================================================================

See accompanying notes to consolidated financial statements (unaudited).

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                     THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                             -------------------------------
(Dollars in thousands except per share data)                                                     2002                 2001
----------------------------------------------------------------------------------------------------------------------------
Interest income:
  Loans, including fees                                                                      $     10,184             12,922
  Securities                                                                                          744                370
  Deposits in financial institutions                                                                   22                404
  Federal funds sold                                                                                  149                519
  Restricted equity securities dividends                                                               57                 85
----------------------------------------------------------------------------------------------------------------------------

                                           Total interest income                                   11,156             14,300
----------------------------------------------------------------------------------------------------------------------------
Interest expense:
Time deposits of $100,000 or more                                                                   1,145              1,884
Other deposits                                                                                      2,849              4,958
Federal funds purchased                                                                                33                114
Notes  payable, advances from Federal Home Loan Bank, and trust
  preferred securities                                                                                961              1,176
----------------------------------------------------------------------------------------------------------------------------

                                           Total interest expense                                   4,988              8,132
----------------------------------------------------------------------------------------------------------------------------

                                           Net interest income                                      6,168              6,168
Provision for loan losses                                                                             892                262
----------------------------------------------------------------------------------------------------------------------------

                                           Net interest income after provision
                                             for loan losses                                        5,276              5,906
----------------------------------------------------------------------------------------------------------------------------
Other income:
Service charges on deposit accounts                                                                   856                803
Other service charges, commissions and fees                                                           316                400
Mortgage banking activities                                                                           353                236
Gain on sale of SBA loans                                                                              37                 --
----------------------------------------------------------------------------------------------------------------------------

                                           Total other income                                       1,562              1,439
----------------------------------------------------------------------------------------------------------------------------
Other expenses:
Salaries and employee benefits                                                                      3,077              3,056
Occupancy                                                                                             875                763
Other operating                                                                                     2,105              2,039
----------------------------------------------------------------------------------------------------------------------------

                                           Total other expenses                                     6,057              5,858
----------------------------------------------------------------------------------------------------------------------------

                                           Income before income taxes                                 781              1,487
Income tax expense                                                                                    274                531
----------------------------------------------------------------------------------------------------------------------------

                                           Net earnings                                      $        507                956
============================================================================================================================
Net earnings per share - basic                                                               $       0.04               0.07
Net earnings per share - diluted                                                                     0.04               0.07
============================================================================================================================
Weighted average shares outstanding - basic                                                    13,812,966         13,873,014
Weighted average shares outstanding - diluted                                                  13,962,373         14,113,164
============================================================================================================================

See accompanying notes to consolidated financial statements (unaudited).

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


                                                                                                       Accumulated
                                                        Common Stock          Additional                  Other          Total
                                                    -----------------------     Paid-in     Retained   Comprehensive  Shareholders'
(Dollars in thousands)                                Shares        Amount      Capital     Earnings   Income (Loss)     Equity
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                           6,893,628      $ 3,447       25,526       10,682      (179)         39,476

Purchase and retirement of common stock                (47,000)         (24)        (259)          --        --            (283)

Issuance of common stock in connection
      with the acquisition of minority interest
      of Bank of Mason                                  53,250           27          453           --        --             480

Dividends $0.03 per share                                   --           --           --         (208)       --            (208)

Comprehensive Income:
     Net earnings                                           --           --           --          956        --              --
     Other Comprehensive Income
       Change in unrealized loss on
       securities available for sale net of
       $ 87 in income taxes                                 --           --           --           --       143              --
Total Comprehensive Income                                                                                                1,099
-------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                              6,899,878        3,450       25,720       11,430       (36)         40,564
Effect of two for one stock split                    6,899,878        3,450       (3,450)                                     0
-------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2001                             13,799,756      $ 6,900       22,270       11,430       (36)         40,564
-------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                          13,808,236      $ 6,904       22,289       10,061        59          39,313

Exercise of stock options                               23,100           12           51           --        --              63

Dividends $0.015 per share                                  --           --           --         (207)       --            (207)

Comprehensive Income:
  Net earnings                                              --           --           --          507        --              --
 Other Comprehensive Income
  Change in unrealized loss on
  securities available for sale net of
  $152 in income taxes                                      --           --           --           --      (249)             --
Total Comprehensive Income                                                                                                  258
-------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2002                             13,831,336      $ 6,916       22,340       10,361      (190)         39,427
===============================================================================================================================

See accompanying notes to consolidated financial statements (unaudited).

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 THREE MONTHS ENDED
                                                                                                       MARCH 31
                                                                                             --------------------------
(Dollars in thousands)                                                                         2002              2001
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net earnings                                                                                 $     507              956
Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Provision for loan losses                                                                      892              262
    Depreciation and amortization                                                                  450              830
    Operations of unconsolidated affiliates                                                         59              149
    Mortgage loans originated for sale                                                         (13,571)          (5,777)
    Proceeds from sale of mortgage loans                                                        14,457            5,254
    Decrease in accrued interest receivable                                                        334              108
    Increase in accrued interest payable and other liabilities                                     269              541
    Other, net                                                                                  (1,070)            (524)
-----------------------------------------------------------------------------------------------------------------------
                                           Total adjustments                                     1,820              843
-----------------------------------------------------------------------------------------------------------------------
                                           Net cash provided by operating activities             2,327            1,799
-----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Net (increase) decrease in interest-bearing deposits in financial institutions                (2,086)           5,300
  Increase in federal funds sold                                                               (30,685)         (36,235)
  Purchases of securities available for sale                                                    (4,033)            (305)
  Proceeds from maturities and redemptions of securities available for sale                     10,078            4,482
  Purchases of securities held to maturity                                                        (481)              --
  Proceeds from maturities and redemptions of securities held to maturity                          146            2,105
  Net  increase in loans                                                                         3,256          (11,470)
  Investment in unconsolidated affiliates                                                         (147)            (106)
  Purchases of premises and equipment                                                             (157)          (1,181)
  Proceeds from sale of other real estate                                                        1,986            1,611
-----------------------------------------------------------------------------------------------------------------------
                                           Net cash used by investing activities               (22,123)         (35,799)
-----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net  increase in deposits                                                                     20,913           34,052
  Decrease in federal funds purchased                                                             (315)            (280)
  Decrease in advances from Federal Home Loan Bank                                                  --             (736)
  Repayments of notes payable                                                                   (1,458)            (947)
  Dividends paid                                                                                  (207)            (172)
  Purchase and retirement of common stock                                                           --             (283)
  Proceeds from issuance of common stock                                                            63               --
-----------------------------------------------------------------------------------------------------------------------
                                           Net cash provided by financing activities            18,996           31,634
-----------------------------------------------------------------------------------------------------------------------
                                           Net decrease in cash                                   (800)          (2,366)
Cash and due from banks at beginning of year                                                    20,868           22,280
-----------------------------------------------------------------------------------------------------------------------
Cash and due from banks at end of period                                                     $  20,068           19,914
-----------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
-----------------------------------------------------------------------------------------------------------------------
    Interest  paid                                                                           $   5,454            7,198
    Income taxes paid                                                                               --              119
-----------------------------------------------------------------------------------------------------------------------
Non-Cash Activities:
Issuance of common stock - due to acquisition                                                       --              480
Assets acquired through foreclosure                                                              2,068              895

See accompanying notes to consolidated financial statements (unaudited).

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements as of March 31, 2002 and for the three-month periods ended March 31, 2002 and 2001 were prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the 2001 consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K.

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

OVERVIEW

Cumberland Bancorp continued to experience growth throughout the first quarter primarily through an increase in deposits. Management remains focused internally on gaining efficiencies and improving asset quality. These efforts are a work in process with results that may not be realized until later in the year. Asset quality issues continue to have a negative impact on net earnings.

RESULTS OF OPERATIONS

Cumberland Bancorp's results of operations depend primarily upon the level of net interest income, non-interest income and its non-interest expenses. For the three months ended March 31, 2002, net earnings totaled $507,000 as compared to $956,000 for the first three months of 2001, a decline of 47.0%, directly related to the increase in provision for loan losses.

NET INTEREST INCOME

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company's earnings. The Company's total interest income, excluding tax equivalent adjustments, decreased $3.1 million or 22.0% during the three months ended March 31, 2002 as compared to the same period in 2001. This reduction in total interest income resulted from a change in asset mix, and the decline in short-term interest rates of 475 basis points since the beginning of 2001.

Interest expense also decreased $3.1 million or 38.7% for the three months ended March 31, 2002 as compared to the same time period in 2001. Interest expense benefited from the reduction in interest rates as the Company's certificates of deposit base was renewed at significantly lower costs. Management also aggressively controlled the interest rates paid on its transaction accounts as it saw balances in interest-bearing deposits increase $19.9 million or 4.0% since year-end.

The foregoing resulted in no change in net interest income, before the provision for loan losses, for the three months ended March 31, 2002 as compared to the same time period for in 2001. The Company's interest rate risk modeling reflects an asset sensitive bias and therefore the Company believes that net interest income is positioned to benefit from an increase in interest rates.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for loan losses was $892,000 and $262,000 for the first three months of 2002 and 2001, respectively. The increase in provision expense is primarily due to an increase in net charge-offs during the first quarter of 2002 as compared to the same period of 2001. The Company believes that the implementation of the new corporate wide eight-point risk rating system has provided a useful tool in evaluating credits. The provision for loan losses is based on past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay.

The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Management believes the allowance for loan losses at March 31, 2002 to be adequate based on facts and circumstances available at that date. The level of the allowance for loan losses to total loans was 1.71% at March 31, 2002 and 1.73% at December 31, 2001.

NONINTEREST INCOME

The components of the Company's noninterest income include service charges on deposit accounts, other fees and commissions, mortgage banking activities, gain on sale of SBA loans and gain on sale of other real estate. Total noninterest income for the three months ended March 31, 2002 increased by 8.5% to $1.6 million from $1.4 million for the same period in 2001. The overall increase was due primarily to increased revenue generated on deposit accounts and increased mortgage activity stemming from the decline in interest rates. Service charges on deposit accounts increased $53,000 or 6.6% during the three months ended March 31, 2002 compared to the same period in 2001. Management has increased the overall fee structure on deposit accounts in an effort to generate more noninterest income. Revenue from mortgage banking activities increased $117,000 or 49.6% due to lower mortgage rates compared to the same period last year. Gains on sales of SBA loans were $37,000 for the first quarter of 2002 compared to no sales in the same period in 2001.

NONINTEREST EXPENSE

Noninterest expense consists primarily of salaries and employee benefits, occupancy expenses, furniture and equipment expenses, data processing expenses and other operating expenses, including minority interest in net earnings of unconsolidated affiliates. Total noninterest expense increased $199,000 or 3.4% during the first quarter of 2002 compared to the same period in 2001. Increases in occupancy and personnel expenses were realized over the same period last year as the Company grew into its recent expansions. Management's focus is on gaining efficiencies through the consolidation of certain backroom operations. Management believes significant cost savings will be gained through these efficiencies. A holding company structure is being defined and expanded to provide support to the banks in eliminating duplicating processes. Realization of cost savings from these efficiencies will be dependent upon effective implementation and the related timing.

FINANCIAL CONDITION

BALANCE SHEET SUMMARY

Assets totaled $687.0 million at March 31, 2002, an increase from December 31, 2001 of 2.9% or $19.5 million. The increase in total assets was funded primarily from the 3.8% increase in deposits of $20.9 million since year-end. This increase in deposits coupled with slow loan demand and called securities have increased the Company's Federal funds sold balances to $50.2 million from $19.5 million at December 31, 2001. Loans outstanding declined 1.4% or $7.4 million from their year-end levels.

Net charge-offs totaled $1.1 million for the first quarter with provision expense equaling $892,000. The allowance for loan losses was 1.71% of total loans at March 31, 2002 compared to 1.73% at December 31, 2001. Total non-performing loans remained flat at $14.4 million at March 31, 2002 compared to $14.1 million at year-end.

LIQUIDITY AND ASSET MANAGEMENT

The Company's management seeks to maximize net interest income by managing the Company's assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is the ability to maintain sufficient cash levels necessary to fund operations, meet the requirements of depositors and borrowers and fund attractive investment opportunities. Liquid assets including cash, due from banks and Federal funds sold totaled $76.9 million. Additionally, the Company has $36.5 million in securities classified as available-for-sale that could be sold for liquidity needs.

The Company's primary source of liquidity is a stable core deposit base. In addition, loan payments provide regular cash flow. Borrowing lines with correspondent banks, the Federal Home Loan Bank and Federal Reserve augment these traditional sources.

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

CAPITAL POSITION AND DIVIDENDS

At March 31, 2002, total shareholders' equity was $39.4 million or 5.7% of total assets. The increase in shareholders' equity during the three months ended March 31, 2002 results from the Company's net income, offset by a decline in other comprehensive income and cash dividends.

The Company's principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary banks. These guidelines classify capital into two categories of Tier

I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary banks have none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary banks and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. Trust preferred securities are allowed to be counted in Tier I capital, subject to certain limitations. At March 31, 2002, the Company's total risk-based capital ratio was 11.08% and its Tier I risk-based capital ratio was approximately 9.82% compared to ratios of 11.28% and 10.04%, respectively at December 31, 2001. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4.0%. At March 31, 2002, the Company had a leverage ratio of 7.49%, compared to 7.47% at December 31, 2001.

IMPACT OF INFLATION

Although interest rates are significantly affected by inflation, the inflation rate is immaterial when reviewing the Company's results of operations.

EFFECT OF NEW ACCOUNTING STANDARDS

A new accounting standard dealing with asset retirement obligations will apply for 2003. The Company does not believe this standard will have a material affect on its financial position of results of operations.

Effective January 1, 2002, the Company adopted a new standard on impairment and disposal of long-lived assets. The effect of this on the financial position and results of operations of the Company is not material.

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

Net interest income should benefit from an increase in market interest rates. This position reflects the asset sensitive bias of the balance sheet. Net interest income is exposed to falling interest rates. Market indicators suggest significant further declines in short-term interest rate are unlikely in the near future.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        CUMBERLAND BANCORP, INCORPORATED
                                  (Registrant)

DATE: 5/15/02                 /s/ Joel Porter
     --------               ----------------------------------------------------
                            Joel Porter, President (Principal Executive Officer)


DATE: 5/15/02                /s/ Andy LoCascio
     --------               ----------------------------------------------------
                            Andy LoCascio, Chief Financial Officer