Form 10-Q
period 2002-06-30
CUMBERLAND BANCORP INC
filed 2002-08-14
CIK 1092099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                         Commission File Number 0-27393

                        CUMBERLAND BANCORP, INCORPORATED
              -----------------------------------------------------
             (Exact Name of Registrant As Specified in Its Charter)

                     Tennessee                      62-1297760
         ------------------------------      ---------------------------
        (State or Other Jurisdiction of     (IRS Employer Identification
         Incorporation or Organization)              Number)

               4205 Hillsboro Pike, Suite 204, Nashville, TN 37215
              -----------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

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

Common stock outstanding: 13,914,816 shares at July 31, 2002.

                        CUMBERLAND BANCORP, INCORPORATED
                                TABLE OF CONTENTS

PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets - June 30, 2002 (unaudited)                              3
          and December 31, 2001 (audited)

          Consolidated Statements of Earnings (Loss) - For the three months and                4
          six months ended June 30, 2002 and 2001 (unaudited).

          Consolidated Statements of Changes in Shareholders' Equity - For the                 5
          six months ended June 30, 2002 and 2001 (unaudited).

          Consolidated Statements of Cash Flows - For the six months ended                     6
          June 30, 2002 and 2001 (unaudited).

          Notes to Financial Statements                                                        7

Item 2.   Management's Discussion and Analysis of Financial Condition                          8-13
          and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                           14

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings.                                                                    14

Item 2.   Changes in Securities and Use of Proceeds                                            14

Item 3.   Defaults Upon Senior Securities.                                                     14

Item 4.   Submission of Matters to a Vote of Security Holders.                                 14

Item 5.   Other Information.                                                                   15

Item 6.   Exhibits and Reports on Form 8-K                                                     15

Signatures                                                                                     16

ITEM 1.  FINANCIAL STATEMENTS

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001
                                  (UNAUDITED)

                                                                                    June 30,       December 31,
(Dollars in thousands, except share amounts)                                          2002             2001
-------------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                                          $    35,501           20,868
Interest-bearing deposits in financial institutions                                    4,369            4,563
Federal funds sold                                                                    36,931           19,531
Securities available for sale                                                         41,017           42,814
Securities held to maturity, fair value $10,398 at June 30, 2002
    and $12,814 at December 31, 2001                                                  10,289           12,735
Loans                                                                                520,454          522,245
Allowance for loan losses                                                            (10,214)          (9,023)
-------------------------------------------------------------------------------------------------------------

                          Loans, net                                                 510,240          513,222
-------------------------------------------------------------------------------------------------------------
Premises and equipment                                                                23,157           23,871
Accrued interest receivable                                                            3,940            4,693
Restricted equity securities                                                           4,928            4,719
Investment in unconsolidated affiliates                                                5,491            5,195
Other real estate                                                                      5,615            7,330
Loan servicing rights                                                                    265              327
Other intangible assets                                                                1,589            1,597
Other assets                                                                           7,249            6,046
-------------------------------------------------------------------------------------------------------------

                          Total assets                                           $   690,581          667,511
-------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity:
Deposits
    Noninterest-bearing                                                          $    50,281           52,395
    Interest-bearing                                                                 524,851          497,029
-------------------------------------------------------------------------------------------------------------

                          Total deposits                                             575,132          549,424
-------------------------------------------------------------------------------------------------------------
Notes  payable                                                                         5,600            7,659
Federal funds purchased                                                                2,755            1,675
Advances from Federal Home Loan Bank                                                  50,852           50,852
Accrued interest payable                                                               3,460            3,994
Other liabilities                                                                      2,243            2,594
-------------------------------------------------------------------------------------------------------------

                          Total liabilities                                          640,042          616,198
-------------------------------------------------------------------------------------------------------------

Trust preferred securities                                                            12,000           12,000
-------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Common stock, $0.50 par value, authorized 20,000,000 shares;
    shares issued -13,877,976 in 2002 and 13,808,236 in 2001                           6,939            6,904
Additional paid-in capital                                                            22,444           22,289
Retained earnings                                                                      8,817           10,061
Accumulated other comprehensive income (loss)                                            339               59
-------------------------------------------------------------------------------------------------------------

                          Total shareholders' equity                                  38,539           39,313
-------------------------------------------------------------------------------------------------------------

                          Total liabilities and shareholders'
                            equity                                               $   690,581          667,511
-------------------------------------------------------------------------------------------------------------

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                                  JUNE 30,                        JUNE 30,
                                                                       ---------------------------          ----------------------
(Dollars in thousands except per share data)                                2002             2001            2002            2001
----------------------------------------------------------------------------------------------------------------------------------
Interest income:
  Loans, including fees                                                $     9,830          12,469          20,014          25,391
  Securities                                                                   669             303           1,413             673
  Deposits in financial institutions                                            26             542              48             946
  Federal funds sold                                                           217             116             366             635
  Federal Home Loan Bank dividends                                              68             112             125             197
----------------------------------------------------------------------------------------------------------------------------------

                          Total interest income                             10,810          13,542          21,966          27,842
----------------------------------------------------------------------------------------------------------------------------------
Interest expense:
Time deposits of $100,000 or more                                            1,004           1,864           2,149           3,748
Other time deposits                                                          2,772           4,873           5,621           9,831
Federal funds purchased                                                          9              63              42             177
Notes payable, advances from Federal Home Loan Bank, and trust
  preferred securities                                                         911             827           1,872           2,003
----------------------------------------------------------------------------------------------------------------------------------

                          Total interest expense                             4,696           7,627           9,684          15,759
----------------------------------------------------------------------------------------------------------------------------------

                          Net interest income                                6,114           5,915          12,282          12,083
Provision for loan losses                                                    3,727             790           4,619           1,052
----------------------------------------------------------------------------------------------------------------------------------

                          Net interest income after provision
                            for loan losses                                  2,387           5,125           7,663          11,031
----------------------------------------------------------------------------------------------------------------------------------
Other income:
Service charges on deposit accounts                                            947             902           1,803           1,705
Other service charges, commissions and fees                                    443             383             759             783
Mortgage banking activities                                                    424             225             777             461
Gain on sale of SBA loans                                                        0             238              37             238
----------------------------------------------------------------------------------------------------------------------------------

                          Total other income                                 1,814           1,748           3,376           3,187
----------------------------------------------------------------------------------------------------------------------------------
Other expenses:
Salaries and employee benefits                                               3,287           3,065           6,364           6,121
Occupancy                                                                      862             888           1,737           1,651
Other operating                                                              2,245           2,083           4,350           4,122
----------------------------------------------------------------------------------------------------------------------------------

                          Total other expenses                               6,394           6,036          12,451          11,894
----------------------------------------------------------------------------------------------------------------------------------

                          Income (loss) before income taxes                 (2,193)            837          (1,412)          2,324
Income tax expense (benefit)                                                  (855)            294            (581)            825
----------------------------------------------------------------------------------------------------------------------------------

                          Net earnings (loss)                          $    (1,338)            543            (831)          1,499
Other comprehensive income (loss)                                              529             (38)            280             105
                          Total comprehensive income (loss)                   (809)            505            (551)          1,604
----------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) per share - basic                                  $     (0.10)           0.04           (0.06)           0.11
Net earnings (loss) per share - diluted                                      (0.10)           0.04           (0.06)           0.11
----------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding - basic                             13,833,280      13,799,901      13,823,123      13,820,425
Weighted average shares outstanding - diluted                           13,977,697      14,029,124      13,970,035      14,055,110
----------------------------------------------------------------------------------------------------------------------------------

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


                                                                                                         Accumulated
                                                                                Additional                 Other         Total
                                                            Common Stock          Paid-in     Retained  Comprehensive  Shareholders'
(Dollars in thousands)                                   Shares       Amount      Capital     Earnings  Income (Loss)   Equity
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                              6,893,628       3,447      25,526      10,682      (179)        39,476

Purchase and retirement of common stock                   (47,000)        (24)       (259)         --        --           (283)

Issuance of common stock in connection
   with the acquisition of minority interest
   of Bank of Mason                                        53,250          27         453          --        --            480

Two for one stock split                                 6,899,878       3,450      (3,450)         --        --             --

Exercise of stock options                                     880          --           2          --        --              2

Dividends $0.03 per share                                      --          --          --        (416)       --           (416)

Comprehensive Income:
   Net income                                                  --          --          --       1,499

Other Comprehensive Income:
   Change in unrealized loss on securities
   available for sale net of $64 in income taxes               --          --          --          --       105

 Total Comprehensive Income                                                                                              1,604
------------------------------------------------------------------------------------------------------------------------------
 Balance, June 30, 2001                                13,800,636       6,900      22,272      11,765       (74)        40,863
==============================================================================================================================


 Balance, December 31, 2001                            13,808,236      $6,904      22,289      10,061        59         39,313

 Exercise of stock options                                 69,740          35         155          --        --            190

 Dividends $0.03 per share                                     --          --          --        (413)       --           (413)

 Comprehensive Income:
 Net income (loss)                                             --          --          --        (831)       --             --

Other Comprehensive Income:
   Change in unrealized loss on securities
   available for sale net of $172 in income taxes              --          --          --          --       280             --

 Total Comprehensive Income (loss)                                                                                        (551)
------------------------------------------------------------------------------------------------------------------------------
 Balance, June 30, 2002                                13,877,976      $6,939      22,444       8,817       339         38,539
==============================================================================================================================

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                          ---------------------
(Dollars in thousands)                                                                       2002          2001
-----------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                                       $    (831)        1,499
Adjustments to reconcile net earnings
  to net cash provided (used) by operating activities:
    Provision for loan losses                                                                 4,619         1,052
    Depreciation and amortization                                                               886         1,043
    Operations of unconsolidated affiliates                                                     728           297
    Mortgage loans originated for sale                                                      (16,398)      (18,231)
    Proceeds from sale of mortgage loans                                                     25,792        15,860
    (Increase) decrease in accrued interest receivable                                          753           291
    Increase in accrued interest payable and other liabilities                                 (885)          874
    Other, net                                                                               (1,685)       (3,783)
-----------------------------------------------------------------------------------------------------------------
                          Total adjustments                                                  13,810        (2,597)
-----------------------------------------------------------------------------------------------------------------
                          Net cash provided (used) by operating activities                   12,979        (1,098)
-----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Net (increase) decrease in interest-bearing deposits in financial institutions                194       (36,767)
  (Increase) decrease in federal funds sold                                                 (17,400)       11,236
  Purchases of securities available for sale                                                (12,420)       (8,772)
  Purchases of securities held to maturity                                                   (2,481)       (7,641)
  Proceeds from maturities and redemptions of securities available for sale                  16,133         5,943
  Proceeds from maturities and redemptions of securities held to maturity                     3,291         3,576
  Net increase in loans                                                                     (11,031)       (8,049)
  Investment in unconsolidated affiliates                                                    (1,024)         (435)
  Purchases of premises and equipment                                                          (172)       (1,918)
  Proceeds from sale of other real estate                                                     1,851         2,422
-----------------------------------------------------------------------------------------------------------------
                          Net cash used by investing activities                             (23,059)      (40,405)
-----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in deposits                                                                   25,708        37,053
  Decrease in federal funds purchased                                                         1,080        (5,715)
  Increase (decrease) in advances from Federal Home Loan Bank                                    --         7,077
  Repayments of notes payable                                                                (2,059)         (947)
  Dividends paid                                                                               (206)         (208)
  Purchase and retirement of common stock                                                        --          (283)
  Proceeds from issuance of common stock                                                        190            --
-----------------------------------------------------------------------------------------------------------------
                          Net cash provided by financing activities                          24,713        36,977
-----------------------------------------------------------------------------------------------------------------
                          Net change in cash                                                 14,633        (4,526)
Cash and due from banks at beginning of year                                                 20,868        22,280
-----------------------------------------------------------------------------------------------------------------
Cash and due from banks at end of period                                                  $  35,501        17,754
-----------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
-----------------------------------------------------------------------------------------------------------------
    Interest paid                                                                         $  10,218        14,460
    Income taxes paid                                                                           349         1,522
-----------------------------------------------------------------------------------------------------------------

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements as of June 30, 2002 and for the six month periods ended June 30, 2002 and 2001 were prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month and six month periods ending June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the 2001 consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. The words "anticipate," "could," "expects," and "believes" and similar expressions are intended to identify such forward-looking statements but other statements not based on historical information may also be considered forward-looking. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

OVERVIEW

Cumberland Bancorp continued to experience asset growth throughout the first six months of 2002 primarily as a result of increased deposit growth as recently opened branches matured and attracted new customers. Loan receivables declined slightly from the previous year end totals as management remained focused on deterioration in asset quality. A substantial provision for loan losses resulting primarily from increased loan charge-offs caused a loss for the second quarter of $1.3 million and for the six months ended June 30, 2002 of $831,000.

Interest income remains adversely impacted from the reduction in market interest rates experienced in 2001. However, interest expense associated with the Company's high level of time deposits benefited from these same rate reductions, allowing improvement in the net interest margin.

RESULTS OF OPERATIONS

Cumberland Bancorp's results of operations depend primarily upon the level of net interest income, noninterest income and its noninterest expenses. For the six months ended June 30, 2002 net earnings decreased to a net loss of $831,000 and for the three months ended June 30, 2002 net earnings decreased to a net loss of $1.3 million as compared to the same periods in 2001. Provision expense for the allowance for loan losses continues to negatively impact earnings and totaled $4.6 million and $3.7 million for the six and three month periods of 2002, respectively. Loan charge offs for the same time periods equaled $3.8 million and $1.2 million.

NET INTEREST INCOME

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company's earnings. The Company's total interest income, excluding tax equivalent adjustments, decreased $5.8 million or 21.0% during the six months ended June 30, 2002 and $2.7 million or 20.2% for the three months ended June 30, 2002 as compared to the same periods in 2001. The decrease in total interest income was primarily attributable to the cycling forward of assets repricing to the 475 basis point reduction in market interest rates throughout 2001. Additionally, prepayments on loans and called securities have increased the level of low-earning Federal funds sold. Although down to $11.7 million from the previous year end level of $14 million because of loan charge-offs and foreclosures, the level of nonperforming loans continues to restrict interest income. Had such loans been performing in the six month period ended June 30, 2002, interest income would have increased by $599,000. Excess cash from deposit growth has been invested in securities. Interest income from the securities portfolio increased 110% for the six months ended June 30, 2002 compared to the same period in 2001.

Interest expense decreased $6.1 million or 38.5% for the six months ended June 30, 2002 and $2.9 million or 38.4% in the three months ended June 30, 2002 compared to 2001. The overall decrease in total interest expense for the first six months of 2002 as compared to 2001 was attributable to the lower interest rate environment. Maturing time deposits as well as new deposit growth are bearing considerably lower interest rates than those paid in 2001. Additionally, the holding company's bank indebtedness, which has relatively high interest cost, was reduced by $2.2 million since June 30, 2001. The foregoing resulted in an increase in net interest income, before the provision for loan losses, of $199,000 or 1.6% for the six months ended June 30, 2002 and an increase of $199,000 or 3.4% for the three months ending June 30, 2002 as compared to the same periods in 2001.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $4.6 million for the six months ended June 30, 2002 and $3.7 million for the three months ended June 30, 2002 compared to $1.1 million and $790,000, respectively, in 2001. Loan charge-offs of $3.8 million over the six month period ended June 30, 2002 warranted the additional provision. Net charge-offs were more than anticipated due to unforeseen losses associated with attempts to resolve and/or liquidate previously identified problem credits. Furthermore, management has made additional provisions for losses on loans previously identified as impaired, consistent with revised expectations inherent in these relationships. Deteriorating economic conditions have placed stress on some of our commercial and consumer borrowers causing weaknesses and inability to pay our loan obligation. Our west Tennessee banks in particular have experienced a higher than normal amount of bankruptcies which account for a large portion of these charge off numbers. The provision for loan losses is based on past loan experience and other factors, which in management's judgment, deserve current recognition in estimating probable loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, internal review of specific problem loans, the result of recent regulatory examinations, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed for monitoring its loan portfolio in an effort to identify potential problem loans. The provision for loan losses raised the allowance for loan losses to $10.2 million, an increase of 13.2% from $9.0 million at December 31, 2001. The allowance for loan losses as a percentage of total outstanding loans was approximately 2.0% at June 30, 2002 compared to 1.7% at December 31, 2001.

The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Although management believes the allowance for loan losses at June 30, 2002 to be adequate, further deterioration in problem credits and other real estate or the impact of deteriorating economic conditions on other businesses, could require increases in the provision for loan losses and could result in future charges to earnings which could have a significant negative impact on net earnings. Furthermore, management believes that continued deterioration in the economy in both the Company's primary market area and nationally could have a significant impact on loans not currently identified as problems as well as those that are identified.

NONINTEREST INCOME

The components of the Company's noninterest income include service charges on deposit accounts, other fees and commissions, mortgage banking activities, gain on sale of SBA loans, gain on sale of fixed assets and gain on sale of other real estate. Total noninterest income increased 5.9% to $3.4 million and 3.8% to $1.8 million for the six month and three month periods ending June 30, 2002, respectively, compared to the same periods in 2001. The largest component of the bank's noninterest income is revenue generated on deposit accounts. Service charges on deposit accounts increased $98,000 or 5.7% during the six months ended June 30, 2002 and 5.0% to $947,000 for the three months ended June 30, 2002 compared to the same periods in 2001. Management has increased the overall fee structure on deposit accounts in an effort to generate more noninterest income. Revenue from mortgage banking activities increased $316,000 or 68.5% during the six months ended June 30, 2002 and $199,000 or 88.4% for the three months ended June 30, 2002 compared to the same period last year. Mortgage loan activity increased during 2002 stemming from the favorable interest rate environment. Other service charges, fees and commissions totaled $759,000 and $783,000 during the six months ended June 30, 2002 and 2001, respectively, a decrease of $24,000 or 3.1% and $443,000 and $383,000 during the three months ended June 30, 2002 and 2001, respectively, an increase of $60,000 or 15.7%. Gains on sales of SBA loans during the six months ended June 30, 2002 were $37,000 compared to $238,000 in the same period in 2001.

NONINTEREST EXPENSE

Noninterest expense consists primarily of salaries and employee benefits, occupancy expenses, furniture and equipment expenses, data processing expenses and other operating expenses, including minority interest in net earnings of unconsolidated affiliates. Total noninterest expense increased $557,000 or 4.7% during the first six months ended June 30, 2002 and $358,000 or 5.9% during the three months ended June 30, 2002 compared to the same periods in 2001. The increases in noninterest expense are primarily attributable to increases in salaries and employee benefits, and other costs necessary to support the Company's expanded operations. The number of full-time equivalent employees decreased to 289 at June 30, 2002, from 300 at June 30, 2001.

INCOME TAXES

The Company recorded an income tax benefit of $581,000 for the six months ended June 30, 2002 and $855,000 for the three months ended June 30, 2002. This reflects a decrease of $1.4 million for the six month period and $1.1 million for the three month period from 2001 and is directly related to the decline in pretax income.

FINANCIAL CONDITION

BALANCE SHEET SUMMARY

The Company's total assets increased 3.5% to $690.6 million at June 30, 2002 from $667.5 million at December 31, 2001. This increase in total assets was funded primarily from the 4.7% increase in deposits of $25.7 million. Loans, net of allowance for loan losses, totaled $510.2 million at June 30, 2002 or a 0.6% decrease compared to $513.2 million at December 31, 2001. Significant management resources were required for oversight of asset quality related issues, which limited management's ability to focus on marketing and on overall loan growth. The allowance for loan losses increased to $10.2 million or 13.2% at June 30, 2002 compared to the preceding year end balance of $9.0 million. Securities decreased $4.2 million or 7.6% to $51.3 million at June 30, 2002 from $55.5 million at December 31, 2001. Federal Funds sold increased $17.4 million or 89.1% to $36.9 million at June 30, 2002 from $19.5 million at December 31, 2001.

Total liabilities increased by 3.9% to $640 million at June 30, 2002 compared to $616.2 million at December 31, 2001. This increase was composed primarily of a $25.7 million or 4.7% increase in total deposits. Notes payable decreased $2.1 million or 26.9% since the previous year end to $5.6 million. There was no change in the $50.9 million in outstanding Federal Home Loan Bank advances.

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

The Company charges off loans, including loans that are individually evaluated for impairment, in the period in which they are deemed uncollectible.

Net charge-offs were $3.8 million and $1 million for the six month periods ending June 30, 2002 and 2001, respectively. Net charge-offs were more than anticipated due to unforeseen losses associated with attempts to resolve and/or liquidate previously identified problem credits. Total non-performing loans at June 30, 2002 were $11.7 million or 2.2% of total loans as compared to $14 million or 2.7% of total loans at December 31, 2001. Other real estate was $5.6 million at June 30, 2002, a decrease from the $7.3 million level at December 31, 2001. The decrease in other real estate was primarily related to the sale of one piece of commercial real estate by the Company in the second quarter of 2002.

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

Liquid assets including cash, due from banks and federal funds sold totaled $76.8 million. In addition, the Company has $41 million in securities classified as available for sale that could be sold for liquidity needs.

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

The Company's securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $24.9 million mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company's loan portfolio. At June 30, 2002, loans of approximately $366.6 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.

As for liabilities, certificates of deposits of approximately $269.4 million will become due during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future. However, future decreases in rates could have a negative effect on total deposits.

The holding company's bank borrowings and trust preferred securities have certain interest payment requirements, and the holding company has certain operating expenses, which require dividends or management fees from the Company's bank subsidiaries in order to be funded. The Company's recent asset quality problems may result in prior regulatory approval being required in order for its subsidiaries to make such payments to the holding company. Failure to obtain these prior approvals would likely require the holding company to find alternative sources of funding in order to make such payments. The Company anticipates that it will be able to meet required payments on its outstanding bank debt and trust preferred securities for the next four quarters through available cash resources and such alternative sources of funding.

CAPITAL POSITION AND DIVIDENDS

At June 30, 2002, total shareholders' equity was $38.5 million or 5.6% of total assets. The decrease in shareholders' equity during the six months ended June 30, 2002 results from the Company's net loss of $831,000.

The Company's principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary banks have none, and a part of the allowance for loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary banks and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. Trust preferred securities are allowed to be counted in Tier I capital, subject to certain limitations. At June 30, 2002, the Company's total risk-based capital ratio was 10.64% and its Tier I risk-based capital ratio was approximately 9.38% compared to ratios of 11.28% and 10.04%, respectively at December 31, 2001. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4.0%. At June 30, 2002, the Company had a leverage ratio of 7.10%, compared to 7.5% at December 31, 2001.

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

The Company's net interest income immediately benefits from an increase in market interest rates due to the asset sensitive bias of its balance sheet. This posture does expose net interest income to falling interest rates in the near term until interest rates stabilize. At June 30, 2002 there had been no material change in the Company's sensitivity position as compared to at December 31, 2001.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of the shareholders was held on April 25, 2002.

         (b) To consider and act upon a proposal to amend the Company's Amended and Restated Charter to classify the Company's Board of Directors into three classes of directors with staggered three year terms of office;

                  Total
                  Shares                                                                Broker
                  Voted            For               Against           Abstentions      Non-Votes
                  -------------------------------------------------------------------------------
                  8,094,745        7,742,981         314,182           37,582           0

         (c) To elect (4) Class I Directors, four (4) Class II directors, and five (5) Class III directors to serve for one year, two years, and three years, respectively, and until their successors are duly elected and qualified, if the shareholders of the company approve the amendment to the Company's Amended and Restated Charter to classify the Company's Board of Directors into three classes, or to elect those same thirteen
         (13) directors to serve until the next Annual Meeting and until their successors are duly elected and qualified, if the Company's shareholders do not approve the amendment to the Company's Amended and Restated Charter;

                                     Total
                                     Shares                                                              Broker
                                     Voted             For           Against          Abstentions       Non-Votes
         Class I
         Paul Pratt                 8,094,745        8,058,345         0                36,400            0
         Paul Priddy                8,094,745        8,05,8345         0                36,400            0
         Tom Brooks                 8,094,745        8,077,345         0                17,400            0
         Ronald Gibson              8,094,745        8,056,745         0                38,000            0

                                     Total
                                     Shares                                                              Broker
                                     Voted             For           Against          Abstentions       Non-Votes
         Class II
         Danny Herron               8,094,745        8,058,345         0                36,400            0
         James Rout                 8,094,745        8,086,845         0                7,900             0
         Alex Richmond              8,094,745        8,058,345         0                36,400            0
         R. Todd Vanderpool         8,094,745        7,905,365         0                189,380           0

                                     Total
                                     Shares                                                              Broker
                                     Voted             For           Against          Abstentions       Non-Votes
         Class III
         Frank Inman, Jr.           8,094,745        8,077,245         0                17,500            0
         Tom Paschal                8,094,745        8,058,345         0                36,400            0
         Joel Porter                8,094,745        7,929,243         0                165,502           0
         John S. Shepherd           8,094,745        8,074,661         0                20,084            0
         John S. Wilder, Sr.        8,094,745        7,927,321         0                167,424           0


ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  99.1 Certifications pursuant to 18 USC 1350 - the Sarbanes-Oxley Act of 2002

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


                        Cumberland Bancorp, Incorporated
                                  (Registrant)

DATE: August 14, 2002       /s/ Joel Porter
                            ----------------------------------
                            Joel Porter, President (Principal Executive Officer)


DATE: August 14, 2002       /s/ Andy LoCascio
                            ------------------------------------
                            Andy LoCascio
                            Chief Financial Officer