Form 10-Q
period 2002-09-30
CUMBERLAND BANCORP INC
filed 2002-11-15
CIK 1092099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                         Commission File Number 0-27393

                        CUMBERLAND BANCORP, INCORPORATED
             (Exact Name of Registrant As Specified in Its Charter)

                  Tennessee                               62-1297760
       -------------------------------           -----------------------------
       (State or Other Jurisdiction of           (IRS Employer Identification
        Incorporation or Organization)                      Number)

         4205 Hillsboro Pike, Suite 204, Nashville, Tennessee 37215
         ----------------------------------------------------------
            (Address of Principal Executive Offices and Zip Code)

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

Common stock outstanding: 14,039,916 shares at October 31, 2002.

                        CUMBERLAND BANCORP, INCORPORATED
                                TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - September 30, 2002 (unaudited)                    3
         and December 31, 2001 (audited)

         Consolidated Statements of Earnings - For the three months and                  4
         nine months ended September 30, 2002 and 2001 (unaudited).

         Consolidated Statements of Changes in Shareholders' Equity - For the            5
         nine months ended September 30, 2002 and 2001(unaudited).

         Consolidated Statements of Cash Flows - For the nine months                     6
         ended September 30, 2002 and 2001 (unaudited).

         Notes to Financial Statements                                                   7

Item 2.  Management's Discussion and Analysis of Financial Condition                     8-13
         and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                      13

Item 4.  Controls and Procedures                                                         13

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.                                                              14

Item 2.  Changes in Securities and Use of Proceeds                                       14

Item 3.  Defaults Upon Senior Securities.                                                14

Item 4.  Submission of Matters to a Vote of Security Holders.                            14

Item 5.  Other Information.                                                              14

Item 6.  Exhibits and Reports on Form 8-K                                                14

Signatures

ITEM 1. FINANCIAL STATEMENTS

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                                                                                          (UNAUDITED)
                                                                                         September 30,     December 31,
(Dollars in thousands, except share amounts)                                                  2002             2001
                                                                                         -------------     ------------
 Assets:
 Cash and due from banks                                                                   $  34,978           20,868
 Interest-bearing deposits in financial institutions                                           5,235            4,563
 Federal funds sold                                                                           28,624           19,531
 Securities available for sale, at fair value                                                 55,832           42,814
 Securities held to maturity, fair value $9,683 at September 30, 2002
     and $12,814 at December 31, 2001                                                          9,237           12,735
 Loans                                                                                       524,870          522,245
 Allowance for loan losses                                                                    (9,233)          (9,023)
                                                                                           ---------         --------
        Loans, net                                                                           515,637          513,222
                                                                                           ---------         --------
 Premises and equipment                                                                       23,326           23,871
 Accrued interest receivable                                                                   3,860            4,693
 Restricted equity securities                                                                  4,979            4,719
 Investment in unconsolidated affiliates                                                       5,837            5,195
 Other real estate                                                                             6,963            7,330
 Loan servicing rights                                                                           242              327
 Other intangible assets                                                                       1,597            1,597
 Other assets                                                                                  4,960            6,046
                                                                                           ---------         --------
        Total  assets                                                                      $ 701,307          667,511
                                                                                           =========         ========

 Liabilities and Shareholders' Equity:
 Deposits
     Noninterest-bearing                                                                   $  58,728           52,395
     Interest-bearing                                                                        529,307          497,029
                                                                                           ---------         --------

        Total deposits                                                                       588,035          549,424
                                                                                           ---------         --------
 Notes  payable                                                                                5,550            7,659
 Federal funds purchased                                                                           0            1,675
 Advances from Federal Home Loan Bank                                                         50,852           50,852
 Trust preferred securities                                                                   12,000           12,000
 Accrued interest payable                                                                      3,269            3,994
 Other liabilities                                                                             1,591            2,594
                                                                                           ---------         --------

        Total liabilities                                                                    661,297          628,198
                                                                                           ---------         --------


Shareholders' equity:
 Common stock, $0.50 par value, authorized 20,000,000 shares;
     shares issued - 14,034,416 in 2002 and 13,808,236 in 2001                                 7,017            6,904
 Additional paid-in capital                                                                   22,792           22,289
 Retained earnings                                                                             9,641           10,061
 Accumulated other comprehensive income                                                          560               59
                                                                                           ---------         --------

        Total shareholders' equity                                                            40,010           39,313
                                                                                           ---------         --------

        Total liabilities and shareholders'
          equity                                                                           $ 701,307          667,511
                                                                                           =========         ========

                        CUMBERLAND BANCORP, INCORPORATED
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                                                     ------------------------------     --------------------------
(Dollars in thousands except per share data)                            2002               2001            2002             2001
                                                                     -----------      -----------       ----------      ----------
Interest income:
  Loans, including fees                                              $     9,612           12,041           29,626          37,432
  Securities                                                                 681              529            2,094           1,202
  Deposits in financial institutions                                          62              326              110           1,272
  Federal funds sold                                                         165              211              531             846
  Restricted equity securities dividends                                      53              104              178             301
                                                                     -----------      -----------       ----------      ----------
         Total interest income                                            10,573           13,211           32,539          41,053
                                                                     -----------      -----------       ----------      ----------
Interest expense:
Time deposits of $100,000 or more                                          1,174            1,673            3,323           5,421
Other time deposits                                                        2,563            4,498            8,184          14,329
Federal funds purchased                                                       12               39               54             216
Notes  payable, advances from Federal Home Loan Bank, and trust
  preferred securities                                                       906            1,050            2,778           3,053
                                                                     -----------      -----------       ----------      ----------
         Total interest expense                                            4,655            7,260           14,339          23,019
                                                                     -----------      -----------       ----------      ----------
         Net interest income                                               5,918            5,951           18,200          18,034
Provision for loan losses                                                    494            3,333            5,113           4,385
                                                                     -----------      -----------       ----------      ----------
         Net interest income after provision
           for loan losses                                                 5,424            2,618           13,087          13,649
                                                                     -----------      -----------       ----------      ----------
Other income:
Service charges on deposit accounts                                        1,005              902            2,808           2,607
Other service charges, commissions and fees                                1,037              626            1,796           1,409
Mortgage banking activities                                                  351              141            1,128             602
Gain on sale of securities                                                   223               --              223              --
Gain (loss) on sale of SBA loans                                              --               (2)              37             236
                                                                     -----------      -----------       ----------      ----------
         Total other income                                                2,616            1,667            5,992           4,854
                                                                     -----------      -----------       ----------      ----------
Other expenses:
Salaries and employee benefits                                             2,974            3,108            9,338           9,229
Occupancy                                                                    838              826            2,575           2,477
Other operating                                                            2,538            2,259            6,888           6,381
                                                                     -----------      -----------       ----------      ----------
         Total other expenses                                              6,350            6,193           18,801          18,087
                                                                     -----------      -----------       ----------      ----------

         Income (loss) before income taxes (benefits)                      1,690           (1,908)             278             416
Income tax expense (benefit)                                                 657             (746)              76              79
                                                                     -----------      -----------       ----------      ----------

         Net earnings (loss)                                         $     1,033           (1,162)             202             337
Other comprehensive income (loss)                                            163              857              501             105
         Total comprehensive income (loss)                                 1,196             (305)             703             442
                                                                     ===========      ===========       ==========      ==========
Net earnings (loss) per share - basic                                $      0.07            (0.08)            0.01            0.02
Net earnings (loss) per share - diluted                                     0.07            (0.08)            0.01            0.02
                                                                     ===========      ===========       ==========      ==========
Weighted average shares outstanding - basic                           13,967,307       13,806,997       13,871,184      13,815,619
Weighted average shares outstanding - diluted                         14,117,074       14,005,067       14,019,048      14,038,005
                                                                     ===========      ===========       ==========      ==========

                        CUMBERLAND BANCORP, INCORPORATED
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                    UNAUDITED

                                                                                                           Accumulated
                                                                                                              Other
                                                                                                              Compre-       Total
                                                    Common Stock              Additional                      hensive      Share-
                                           ---------------------------         Paid-in        Retained        Income       holders'
(Dollars in thousands)                       Shares             Amount         Capital        Earnings        (Loss)        Equity
                                           -----------         -------        ----------      --------     ------------   ---------
Balance, December 31, 2000                   6,893,628           3,447          25,526          10,682         (179)        39,476

Purchase and retirement of common stock        (47,000)            (24)           (259)             --           --           (283)

Issuance of common stock in connection
 with the acquisition of minority
 interest of Bank of Mason                      53,250              27             453              --           --            480

Two for one stock split                      6,899,878           3,450          (3,450)             --           --             --

Exercise of stock options                        8,480               4              19              --           --             23

Dividends $0.03 per share                           --              --              --            (416)          --           (416)

Comprehensive Income:
 Net earnings                                       --              --              --             337           --

Other Comprehensive Income:

 Change in unrealized loss on
 securities available for sale net of
 $273 in income taxes                               --              --              --              --          446

Total Comprehensive Income                                                                                                     783
                                           -----------         -------         -------         -------         ----        -------
Balance, September 30, 2001                 13,808,236           6,904          22,289          10,603          267         40,063
                                           ===========         =======         =======         =======         ====        =======

Balance, December 31, 2001                  13,808,236         $ 6,904          22,289          10,061           59         39,313

Exercise of stock options                      226,180             113             503              --           --            616

Dividends $0.045 per share                          --              --              --            (622)          --           (622)

Comprehensive Income:
  Net earnings                                      --              --              --             202           --             --

Other Comprehensive Income:
  Change in unrealized gain on
  securities available for sale net of
  $307 in income taxes                              --              --              --              --          501             --

Total Comprehensive Income                                                                                                     703
                                           -----------         -------         -------         -------         ----        -------
Balance, September 30, 2002                 14,034,416         $ 7,017          22,792           9,641          560         40,010
                                           ===========         =======         =======         =======         ====        =======

                        CUMBERLAND BANCORP, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                    UNAUDITED


                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                        -----------------------
(Dollars in thousands)                                                                    2002            2001
                                                                                        --------         -------
Net earnings                                                                            $    202             337
Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Provision for loan losses                                                              5,113           4,385
    Depreciation and amortization                                                          1,326           1,731
    Operations of unconsolidated affiliates                                                  202             408
    Mortgage loans originated for sale                                                   (30,676)        (25,028)
    Proceeds from sale of mortgage loans                                                  39,362          22,529
    Decrease in accrued interest receivable                                                  833             201
    Decrease in accrued interest payable and other liabilities                            (1,728)            (45)
    Other, net                                                                             1,068          (5,470)
                                                                                        --------         -------
     Total adjustments                                                                    15,500          (1,289)
                                                                                        --------         -------
     Net cash provided (used) by operating activities                                     15,702            (952)
                                                                                        --------         -------
Cash flows from investing activities:
  Net (increase) decrease in interest-bearing deposits in financial institutions            (672)         12,186
  Increase in federal funds sold                                                          (9,093)         (9,481)
  Purchases of securities available for sale                                             (46,975)        (36,078)
  Purchases of securities held to maturity                                                (3,775)         (9,277)
  Proceeds from sales of securities                                                       15,060              --
  Proceeds from maturities and redemptions of securities available for sale               12,681          10,604
  Proceeds from maturities and redemptions of securities held to maturity                  4,393           5,791
  Net  increase in loans                                                                  (7,528)        (17,698)
  Investment in unconsolidated affiliates                                                   (844)           (300)
  Purchases of premises and equipment                                                       (781)         (2,190)
  Proceeds from sale of other real estate                                                    912           3,505
                                                                                        --------         -------
     Net cash used by investing activities                                               (36,622)        (42,938)
                                                                                        --------         -------
Cash flows from financing activities:
  Net  increase in deposits                                                               38,611          35,848
  Decrease in federal funds purchased                                                     (1,675)         (2,455)
  Increase (decrease) in advances from Federal Home Loan Bank                                  0           6,641
  Repayments of notes payable                                                             (2,109)         (1,090)
  Proceeds from issuance of trust preferred securities                                         0           4,000
  Dividends paid                                                                            (413)           (416)
  Proceeds from issuance of common stock                                                     616              23
  Purchase and retirement of common stock                                                      0            (283)
                                                                                        --------         -------
     Net cash provided by financing activities                                            35,030          42,268
                                                                                        --------         -------
     Net increase (decrease) in cash                                                      14,110          (1,622)
Cash and due from banks at beginning of year                                              20,868          22,280
                                                                                        --------         -------
Cash and due from banks at end of period                                                $ 34,978          20,658
                                                                                        ========         =======
Supplemental disclosure of cash flow information:
    Interest  paid                                                                      $ 15,064          21,899
    Income taxes paid                                                                        349           1,434
                                                                                        ========         =======

                CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 were prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the three month and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the 2001 consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding, among other things, the anticipated financial and operating results of the Company. The words "anticipate," "could," "expects," and "believes" and similar expressions are intended to identify such forward-looking statements but other statements not based on historical information may also be considered forward-looking. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to, sudden adverse interest rate changes, unexpected deterioration in the financial condition or liquidity of borrowers, inadequate allowance for loan losses, legal and regulatory changes and loss of key personnel. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company's future operating results depend on a number of factors which were derived utilizing numerous assumptions and other important factors that could cause actual results to differ materially from those projected in forward-looking statements.

OVERVIEW

Cumberland Bancorp continued to experience asset growth throughout the first nine months of 2002 primarily as a result of increased deposit growth as its subsidiary banks attracted new customers and increased deposits from existing customers. Loan receivables increased slightly from both the previous year end and the June 30, 2002 totals. Management remains focused on monitoring and correcting deterioration in asset quality. Although the provision for loan losses in the third quarter was at more normal levels, the substantial second quarter provision, combined with lost interest income related to non-performing assets, caused net income in the nine month period ended September 30, 2002 to be minimal.

Interest income remains adversely impacted from the reduction in market interest rates experienced in 2001. Although interest expense associated with the Company's high level of time deposits benefited from these same rate reductions, deposit growth continues to outpace loan growth resulting in a lower earning asset yield stemming from the investment of these excess deposits.

RESULTS OF OPERATIONS

Cumberland Bancorp's results of operations depend primarily upon the level of net interest income, noninterest income and its noninterest expenses. For the three and nine months ended September 30, 2002 the company had net earnings of $1,033,000 and $202,000, respectively. This compares to a loss of $1,162,000 and net earnings of $337,000 for the same periods in 2001. Provision for loan losses continues to negatively impact earnings and totaled $5.1 million and $494,000 for the nine and three month periods of 2002, respectively. Net loan charge offs for the same time periods equaled $4.9 million and $1.5 million.

NET INTEREST INCOME

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company's earnings. The Company's total interest income, excluding tax equivalent adjustments, decreased $8.5 million or 20.7% during the nine months ended September 30, 2002 and $2.6 million or 20.0% for the three months ended September 30, 2002 as compared to the same periods in 2001. The decrease in total interest income was primarily attributable to the ongoing repricing of assets to the 475 basis point reduction in market interest rates throughout 2001, which has not been offset by significant loan growth. Also restricting interest income is the level of nonperforming loans, which has increased $5.4 million since December 31, 2001 to $19.4 million. Had such loans been performing in the nine month period ended September 30, 2002, interest income would have increased by $814,000. Prepayments on loans and called securities have increased the level of low-earning Federal funds sold as a result of lower loan demand. Excess cash from deposit growth has been invested in securities. Interest income from the securities portfolio increased 74.2% for the nine months ended September 30, 2002 compared to the same period in 2001.

Interest expense decreased $8.7 million or 37.7% for the nine months ended September 30, 2002 and $2.6 million or 35.9% in the three months ended September 30, 2002 compared to those periods in 2001. The overall decrease in total interest expense for the first nine months of 2002 as compared to 2001 was attributable to the lower interest rate environment. Renewals of maturing time deposits as well as new deposit growth are bearing considerably lower interest rates than those paid in 2001. Additionally, relatively high interest cost borrowed money was reduced $3.8 million since December 31, 2001. The foregoing resulted in an increase in net interest income, before the provision for loan losses, of $166,000 or 0.9% for the nine months ended September 30, 2002 and a decrease of $33,000 or 0.55% for the three months ended September 30, 2002 as compared to the same periods in 2001. The decrease in net interest income for the three months ended September 30, 2002 is primarily a result of the increase in deposit growth invested in lower earning assets.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $5.1 million for the nine months ended September 30, 2002 and $494,000 for the three months ended September 30, 2002 compared to $4.4 million and $3.3 million, respectively, for the same periods in 2001. Net loan charge-offs of $4.9 million over the nine month period ended September 30, 2002 warranted the additional provision. Deteriorating economic conditions have placed stress on some of our commercial and consumer borrowers causing weaknesses and inability of such borrowers to pay their loan obligations as scheduled. Our west Tennessee banks in particular have experienced a higher than normal amount of bankruptcies among borrowers which account for a large portion of charge offs. The provision for loan losses is based on past loan experience and other factors, which in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, internal review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management monitors its loan portfolio in an effort to identify potential problem loans. The provision for loan losses raised the allowance for loan losses to $9.2 million at September 30, 2002, an increase of 2.3% from $9.0 million at December 31, 2001. The allowance for loan losses as a percentage of total outstanding loans was approximately 1.8% at September 30, 2002 compared to 1.7% at December 31, 2001.

The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Although management believes the allowance for loan losses at September 30, 2002 to be adequate, further deterioration in problem credits or the impact of deteriorating economic conditions on other businesses, could require increases in the provision for loan losses and could result in future charges to earnings which could have a significant negative impact on net earnings. Furthermore, management believes that continued deterioration in the economy in both the Company's primary market area and nationally could have a significant impact on loans not currently identified as problems as well as those that are identified.

NONINTEREST INCOME

The components of the Company's noninterest income include service charges on deposit accounts, other fees and commissions, mortgage banking activities, gain on sale of SBA loans, gain on sale of fixed assets and gain on sale of other real estate. Total noninterest income increased 23.4% to $6.0 million and 56.9% to $2.6 million for the nine month and three month periods ending September 30, 2002, respectively, compared to the same periods in 2001. The largest component of noninterest income is revenue generated on deposit accounts. Service charges on deposit accounts increased $201,000 or 7.7% during the nine months ended September 30, 2002 and 11.4% to $1.0 million for the three months ended September 30, 2002 compared to the same periods in 2001. Management has assessed the overall fee structure on deposit accounts in an effort to generate more noninterest income and emphasized the collection of such fees. Other service charges, fees and commissions totaled $1.8 million and $1.4 million during the nine months ended September 30, 2002 and 2001, respectively, an increase of $387,000 or 27.5%. This line item was $1.0 million and $626,000 during the three months ended September 30, 2002 and 2001, respectively, an increase of $411,000 or 65.7%. This increase includes proceeds from an insurance claim of $161,000 and gain on sale of other real estate owned of $120,000. Revenue from mortgage banking activities increased $526,000 or 87.4% during the nine months ended September 30, 2002 and $210,000 or 148.9% for the three months ended September 30, 2002 compared to the same period last year. Mortgage loan activity increased during 2002 stemming from the favorable interest rates environment. There were no sales of SBA loans during the three months ended September 30, 2002. Total gains on sale of SBA loans for the nine months of 2002 were $37,000 compared to $236,000 in the same period in 2001.

NONINTEREST EXPENSE

Noninterest expense consists primarily of salaries and employee benefits, occupancy expenses, furniture and equipment expenses, data processing expenses and other operating expenses, including minority interest in net earnings of unconsolidated affiliates. Total noninterest expense increased $714,000 or 3.9% during the first nine months ended September 30, 2002 and $157,000 or 2.5% during the three months ended September 30, 2002 compared to the same periods in 2001. The increases in noninterest expense are primarily attributable to expenses associated with other real estate owned totaling $548,000 and increases in salaries and employee benefits and other costs necessary to support the Company's expanded operations. The Company is in the process of centralizing certain backroom operations. The impact of this centralization has not been quantified as to the efficiencies to be gained or its affect on profitability.

NEW ACCOUNTING PRONOUNCEMENT

On October 1, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002. Under SFAS No. 147, the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a financial institution business combination represents goodwill that should be accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets." If certain criteria are met, the amount of the unidentifiable intangible asset resulting from prior financial institutions acquisitions is to be reclassified to goodwill upon adoption of this Statement. Financial institutions meeting conditions outlined in SFAS No. 147 are required to restate previously issued financial statements. The objective of the restatement is to present the balance sheet and income statement as if the amount accounted for under SFAS No. 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date the Company adopted SFAS No. 142. The Company adopted SFAS No. 147 effective September 30, 2002. As a result, no amortization expense is reflected in the 2002 statements of operations. Without the adoption of SFAS No. 147, amortization expense would have been the same as it was in 2001 which amounted to $86,000 and $29,000 for the nine month and three month periods ended September 30, 2001.

INCOME TAXES

The Company recorded an income tax expense of $76,000 for the nine months ended September 30, 2002 and $657,000 for the three months ended September 30, 2002. This reflects a decrease of $3,000 for the nine month period and an increase of $1.4 million for the three month period from 2001 and is directly related to the changes in pretax income over the time periods.

FINANCIAL CONDITION

BALANCE SHEET SUMMARY

The Company's total assets increased 5.1% to $701.3 million at September 30, 2002 from $667.5 million at December 31, 2001. This increase in total assets was funded primarily from the 7.0% increase in deposits of $38.6 million. Loans, net of allowance for loan losses, totaled $515.6 million at September 30, 2002 or a 0.5% increase compared to $513.2 million at December 31, 2001. Significant management resources were required for oversight of asset quality related issues, which limited management's ability to focus on marketing and on overall loan growth. The allowance for loan losses increased 2.3% to $9.2 million at September 30, 2002 compared to the preceding year end balance of $9.0 million. Securities increased $9.5 million or 17.1% to $65.1 million at September 30, 2002 from $55.5 million at December 31, 2001. Federal Funds sold increased $9.1 million or 46.5% to $28.6 million at September 30, 2002 from $19.5 million at December 31, 2001.

Total liabilities increased by 5.4% to $661.3 million at September 30, 2002 compared to $628.2 million at December 31, 2001. This increase was composed primarily of a $38.6 million or 7.0% increase in total deposits. Notes payable decreased $2.1 million or 27.5% since the previous year end to $5.5 million. There was no change in the $50.9 million in outstanding Federal Home Loan Bank advances.

Net charge-offs were $4.9 million and $1.5 million for the nine month periods ending September 30, 2002 and 2001, respectively. Total non-performing loans at September 30, 2002 were $19.4 million or 3.7% of total loans as compared to $14 million or 2.7% of total loans at December 31, 2001. In addition, management has internally classified approximately $15 million in loans as substandard based upon other possible credit problems. These loans are not included in non-performing loans. These loans are performing loans, but are classified as substandard due to payment history, decline in borrowers' financial condition or decline in collateral value. Other real estate was $7.0 million at September 30, 2002, as compared to $7.3 million at December 31, 2001.

A loan is impaired when the Company believes it is probable that it will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. Impaired loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company shall recognize an impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for loan losses.

The Company considers all loans on nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated with various other factors to determine if a loan is impaired. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower's financial condition, collateral, liquidation value, and other factors that affect the borrower's ability to pay.

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

CAPITAL POSITION AND DIVIDENDS

At September 30, 2002, total shareholders' equity was $40.0 million or 5.7% of total assets. The increase of $697,000 in shareholders' equity during the nine months ended September 30, 2002 results from the Company's net earnings of $202,000 and the exercise of vested stock options by certain members of the Company's directorate. Effective as of November 14, 2002, the Company entered into subscription agreements for a private placement of 1,342,710 shares of its common stock for an aggregate purchase price of $5.4 million. The Company anticipates that these subscriptions will be called and the corresponding shares issued in early December 2002. The proceeds of this private placement will be utilized to maintain capital at the Company's subsidiary banks and for general working capital purposes.

The Company's principal regulators have established minimum risk-based capital requirements and leverage capital requirements. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary banks have none, and a part of the allowance for loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to

100%, depending on regulatory assigned levels of credit risk associated with such assets. Trust preferred securities are allowed to be counted in Tier I capital, subject to certain limitations. At September 30, 2002, the Company's total risk-based capital ratio was 11.17% and its Tier I risk-based capital ratio was approximately 9.91% compared to ratios of 11.28% and 10.04%, respectively at December 31, 2001. At September 30, 2002, the Company had a leverage ratio of 7.23%, compared to 7.47% at December 31, 2001.

The Company and certain of its bank subsidiaries have informally agreed with or committed to bank regulatory officials to reduce the level of criticized or non-performing loans, to improve loan underwriting, problem loan resolution and collection, and strategic and capital planning, to obtain prior regulatory approval before incurring additional holding company indebtedness, repurchasing shares, or paying dividends from certain subsidiary banks to the holding company or from the holding company to shareholders, and to maintain certain capital levels at subsidiary banks in excess of those required for well capitalized status. The most restrictive of these provisions would require the Company to maintain a Tier 1 leverage ratio of at least 7.0% at BankTennessee, Bank of Dyer and Cumberland Bank at December 31, 2002. The Company and its subsidiaries intend to comply with these informal understandings, and the Company received approval to pay dividends in the fourth quarter of 2002. The Company believes that the proceeds of its recent Common Stock private placement, earnings from operations and available funds will be sufficient to allow the Company to meet all these commitments and the requirements for well capitalized status through the end of 2003.

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

Liquid assets including cash, due from banks and federal funds sold totaled $68.8 million. In addition, the Company has $55.8 million in securities classified as available for sale that could be sold for liquidity needs.

The Company's primary source of liquidity is a stable core deposit base. In addition, loan payments provide a secondary source. Borrowing lines with correspondent banks, FHLB and Federal Reserve augment these traditional sources.

Interest rate risk (sensitivity) focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long-term earnings through funds management/interest rate risk management. The Company's rate sensitivity position has an important impact on earnings. Senior management of the banks meets monthly to analyze the rate sensitivity position of the subsidiary banks. These meetings focus on the spread between the banks' cost of funds and interest yields generated primarily through loans and investments.

The Company's securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $34.6 million mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company's loan portfolio. At September 30, 2002, loans of approximately $333.0 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring amortizing adjustable rate loans.

At September 30, 2002, we had unfunded loan commitments outstanding of $74.0 million and outstanding letters of credit of approximately $3.0 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company's bank subsidiaries have the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company's bank subsidiaries could sell participations in these or other loans to correspondent banks. As mentioned above, the Company's bank subsidiaries have been able to fund their ongoing liquidity needs through their stable core deposit base, loan payments and short-term borrowings.

Approximately $256.5 million in certificates of deposits will become due during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future. However, future decreases in rates could have a negative effect on total deposits.

         The Company's bank borrowings and trust preferred securities have certain interest payment requirements and the Company has certain operating expenses, which require dividends or management fees from the Company's bank subsidiaries in order to be funded. As discussed above, the Company's recent asset quality problems have resulted in regulatory restrictions (approval) on its subsidiaries ability to make dividends to the Company. The Company anticipates that it will be able to meet required payments on its outstanding debt and trust preferred securities for the next four quarters through available cash resources and the additional capital raised in the private placement of its common stock described above.

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

There have been no material changes in reported market risks during the nine months ended September 30, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures, as defined in Rule 13a-14 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to its management, including its principal executive officer and its principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of such evaluation.

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

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  3.1 Charter of Cumberland Bancorp, Incorporated, as amended (Amended and Restated for SEC electronic filing purposes only)

                  99.1     Certification of the Principal Executive Officer
                           pursuant to Section 906 of the Sarbanes-Oxley Act of
                           2002

                  99.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        CUMBERLAND BANCORP, INCORPORATED
                                    (Registrant)


                                          /s/ Joel Porter
DATE: November 14, 2002                   -------------------------------------
      -----------------                   Joel Porter, President (Principal
                                          Executive Officer)


                                          /s/ Andy LoCascio
DATE: November 14, 2002                   -------------------------------------
      -----------------                   Andy LoCascio
                                          Chief Financial Officer

                                 CERTIFICATIONS

I, Joel Porter, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cumberland Bancorp, Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002



/s/ Joel Porter
------------------------------------------
Joel Porter
President and Principal Executive Officer

I, Andy J. LoCascio, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cumberland Bancorp, Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002



/s/ Andy J. LoCascio
---------------------------------
Andy J. LoCascio
Chief Financial Officer