Form 10-K
period 2002-12-31
CUMBERLAND BANCORP INC
filed 2003-03-31
CIK 1092099

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2002

                         Commission File Number 0-27393

                        CUMBERLAND BANCORP, INCORPORATED
             (Exact name of registrant as specified in its charter)

          Tennessee                                            62 - 1297760
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

              4 Corporate Centre
        810 Crescent Centre Dr, Ste 320
              Franklin, Tennessee                                   37067
    (Address of principal executive offices)                     (Zip Code)

                                 (615) 383-6619
                           (Issuer's telephone number)

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

                              YES [X]       NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ___

         Indicate by check mark whether the registrant is an accelerated filer (as described in Exchange Act Rule 12b-2). YES [ ] NO [X]

         The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant on June 28, 2002 was $36,841,339. The market value calculation was determined using the closing price of $4.13 for the Registrant's common stock on June 28, 2002, as reported on the NASDAQ over-the-counter bulletin board.

         As of February 28, 2003, 15,384,626 shares of the issuer's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive proxy statement for its Annual Meeting of Shareholders to be held on May 15, 2003 are incorporated by reference into Part III of this Annual Report on Form 10-K.

                             CROSS REFERENCE INDEX
                                       TO
                                   FORM 10-K


                                      PART I
                                                                             PAGE
ITEM 1.   DESCRIPTION OF BUSINESS                                              2
ITEM 2.   DESCRIPTION OF PROPERTY                                             10
ITEM 3.   LEGAL PROCEEDINGS                                                   10
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 10

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS                                                 11
ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA                                11
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                 13
ITEM 7A.  QUANTITATIVE AND QUALITATIVE
          DISCLOSURE ABOUT MARKET RISK                                        26
ITEM 8.   FINANCIAL STATEMENTS                                                28
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE                                                60

                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS                                    60
ITEM 11.  EXECUTIVE COMPENSATION                                              60
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                                               60
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      60
ITEM 14.  CONTROLS AND PROCEDURES                                             62
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K     63


                                ---------------

                         Cautionary Statement Concerning
                           Forward-Looking Information

         This Annual Report on Form 10-K of Cumberland Bancorp, Incorporated, a Tennessee corporation (the "Company") contains or incorporates by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the "safe harbors" created thereby. Those statements include, but may not be limited to, the discussions of the Company's expectations concerning its future profitability, operating performance, growth strategy, and its assumptions regarding other matters. Also, when any of the words "believes", "expects", "anticipates", "intends", "estimates", "plans", or similar terms or expressions, are used in this Annual Report on Form 10-K, forward-looking statements are being made.

         You should be aware that, while the Company believes the expectations reflected in those forward-looking statements are reasonable, they are inherently subject to risks and uncertainties which could cause the Company's future results and shareholder values to differ materially from the Company's expectations. These factors are disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth herein and include, among others, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economy in the Company's market area, (iii) rapid fluctuations in interest rates, (iv) significant downturns in the businesses of one or more large customers, (v) risks inherent in originating loans, including prepayment risks, (vi) the fluctuations in collateral values, the rate of loan charge-offs and the level for the provision for losses on loans, and (vii) changes in the legislature and regulatory environment. Because of these factors, there can be no assurance that the forward-looking statements included or incorporated by reference herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included or incorporated by reference herein, you should not regard the inclusion of such information as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. In addition, the Company does not intend to, and is not obligated to, update these forward-looking statements after the date of this Annual Report on Form 10-K, even if new information, future events or other circumstances have made them incorrect or misleading as of any future date.

                                     PART I

ITEM 1.  Description of Business

General

         Cumberland Bancorp is a multi-bank holding company headquartered in Franklin, Tennessee, with $719.7 million in total assets at December 31, 2002. We conduct our banking business through five (5) bank subsidiaries in twelve markets throughout Middle and West Tennessee:

         -        Cumberland Bank, a Tennessee state chartered bank with nine
                  (9) offices in Macon, Robertson, Smith, Sumner and Warren Counties, Tennessee;

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

         We own a fifty percent (50%) interest in The Murray Bank, a federal savings bank in Murray, Kentucky that opened for business on June 15, 1999 and has grown to total assets of more than $96.4 million at December 31, 2002. We also own a fifty percent (50%) interest in the Insurors Bank of Tennessee, a state chartered, Federal Reserve member bank that opened for business on November 20, 2000. The Insurors Bank has grown to total assets of $41.7 million at December 31, 2002.

         Our principal operations involve commercial and residential real estate lending, commercial business lending, consumer lending, construction lending and other financial services, including depository, credit card and brokerage services. We equally serve both metropolitan and rural areas. Management believes that the markets in which our banks operate offer an environment for continued growth with respect to our target market, which includes local consumers, professionals and small businesses.

         We have seven (7) bank branch offices that are less than four years old as of December 31, 2002. We also have broadened our mix of products and expanded our customer base through a combination of internal growth and acquisitions. Our growth has been directed by a senior management team composed of individuals with an average of more than twenty-three (23) years of banking experience, with the vast majority of that experience in Tennessee.

         Our banks are subject to the regulatory authority of the Department of Financial Institutions of the State of Tennessee, the Federal Reserve Board and the Federal Deposit Insurance Corporation (the "FDIC"), which currently insures the depositors of each member bank to a maximum of $100,000 per depositor. For this protection, each bank is subject to a quarterly statutory assessment and the rules and regulations of the FDIC.


Employees

         The Company and its subsidiaries had approximately 276 full-time equivalent employees as of December 31, 2002. These employees are not represented by a collective bargaining group. We consider relations with our employees to be excellent. Benefit programs are provided to our employees including a 401(k) plan, group life and health insurance, an annual merit program, paid vacations, and sick leave.

Competition

         Our banks have substantial competition in attracting and retaining deposits and in lending funds. The primary factors in competing for deposits are the range and quality of financial services offered, the ability to offer attractive rates and the availability of convenient office locations. Such competition is heightened by the fact that Tennessee law permits any bank or savings association located in Tennessee to branch in any county in Tennessee. Additional significant competition for savings deposits comes from other investment alternatives, such as money market funds and corporate and government securities. Primary factors in competing for loans are the range and quality of lending services offered, interest rates and loan origination fees. Competition for the origination of loans normally comes from other savings and financial institutions, commercial banks, credit unions, insurance companies and other financial service companies. Many of these competitors are not subject to the same regulatory restrictions as are bank holding companies and banks. As a result, they may have a competitive advantage.

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

         We have created a Corporate Credit Committee, which brings together our strongest and most experienced lending officers and utilizes them to work with our local loan committees in analyzing, underwriting, and structuring large loan requests. This group is responsible for the implementation of our loan policy and lending procedures.

         The position of Director of Corporate Risk Management has been added at the holding company to provide independent oversight of our banks' loan review, compliance, and internal audit functions. The banks' have adopted an 8-point internal loan grading system as well as a uniform analysis of the loan loss reserve adequacy methodology. Past due loans are reviewed by an internal loan officer committee, and a summary report of such loans is reviewed monthly by the board of directors of the Company. A report of loan review findings is presented to our Audit Committee and board of directors.

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

         A key objective of each of our banks' investment portfolios is to provide a balance with the bank's loans consistent with each bank's liability structure, and to assist in management of interest rate risk. The investment portfolio generally receives more weight than loans in the risk-based capital formula, and provides the necessary liquidity to meet fluctuations in credit demands and fluctuations in deposit levels of the local communities served. The portfolios also provide collateral for pledging against public deposits and income for our banks.

         An Investment Portfolio Manager has been added to the holding company to manage each of the banks' investment portfolios. Investment advice provided by board-approved, reputable, independent brokerage firms is utilized.

Joint Ventures

         The Company owns a 50% interest in The Murray Bank in Murray, Kentucky and Insurors Bank of Tennessee, headquartered in Nashville, Tennessee. Both of these investments are structured so that the Company does not have controlling representation on the Board of Directors. Therefore, only the Company's initial investment, adjusted for its pro rata share of operating results of each entity, is included in the consolidated financial statements. The Murray Bank, which opened in 1999, has approximately $96.4 million in total assets at December 31, 2002. Insurors Bank opened in November 2000 and has approximately $41.7 million in assets at December 31, 2002. Certain services are provided by the Company to both of these institutions for a fee, which is not significant to the Company's financial statements. More information regarding these two entities can be found in note 7 to the consolidated financial statements.

Monetary Policies

         The result of operations of our banks and the Company are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. government securities, changes in the discount rate on bank borrowings, and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effects of actions by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the effect of such matters on the business and earnings of the Company.

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

         General. As a bank holding company, we are regulated under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and are inspected, examined, and supervised by the Board of Governors of the Federal Reserve System. Under the BHCA, bank holding companies generally may not acquire the ownership or control of more than 5% of the voting shares, or substantially all the assets, of any company, including a bank, without the Federal Reserve's prior approval. In addition, bank holding companies generally may engage, directly or indirectly, only in banking and such other activities as are determined by the Federal Reserve to be closely related to banking. Under the Gramm-Leach-Bliley Act of 1999, bank holding companies may elect to become financial holding companies, which are permitted to engage in activities that are financial in nature or incidental to a financial activity. We have not elected to become a financial holding company.

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

         A banking organization's qualifying total capital consists of two components: Tier I, or "core" capital, and Tier 2, or "supplementary" capital. Tier I capital is an amount equal to the sum of: (1) common shareholders' equity, including adjustments for any surplus or deficit; (2) non-cumulative perpetual preferred stock; and (3) the company's minority interests in the equity accounts of consolidated subsidiaries. With limited exceptions for goodwill arising from certain supervisory acquisitions, intangible assets generally must be deducted from Tier I capital. Other intangible assets may be included in an amount up to 25% of Tier I capital, so long as the asset is capable of being separated and sold apart from the banking organization or the bulk of its assets. Additionally, the market value of the asset must be established on an annual basis through an identifiable stream of cash flows, and there must be a high degree of certainty that the asset will hold this market value notwithstanding the future prospects of the banking organization. Finally, the banking organization must demonstrate that a liquid market exists for the asset. Intangible assets in excess of 25% of Tier I capital generally are deducted from a banking organization's regulatory capital. At least 50% of the banking organization's total regulatory capital must consist of Tier I capital.

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

         At December 31, 2002, the Company's Tier 1 risk-based Capital and Total risk-based Capital ratios were 10.92% and 12.18%, respectively.

         Capital Commitments. The Company and its subsidiaries, Cumberland Bank, BankTennessee and Bank of Dyer, have informally agreed with or committed to bank regulatory officials to take various actions, including to reduce the level of criticized or non-performing loans, to improve loan underwriting, problem loan resolution and collection, and strategic and capital planning, to obtain prior regulatory approval before incurring additional holding company indebtedness, repurchasing shares, or paying dividends from certain subsidiary banks to the holding company or from the holding company to shareholders, and to maintain certain capital levels at subsidiary banks in excess of those required for well capitalized status. The most restrictive of these provisions would require the Company to maintain a Tier I leverage ratio of at least 7.0% at BankTennessee, Bank of Dyer and Cumberland Bank at December 31, 2002. The Company and its subsidiaries believe they were in compliance in all material respects with these informal understandings at December 31, 2002. The Company and its subsidiaries intend to continue to comply with these informal understandings, and the Company received approval to pay dividends in the first quarter of 2003. The Company believes that the proceeds of its private placement, earnings from operations and available funds will be sufficient to allow the Company to meet all these commitments and the requirements for well capitalized status through the end of 2003. However, the Company's regulators have considerable discretion in determining whether to grant required approvals, and no assurance can be given that such approvals will be forthcoming.

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

AVAILABLE INFORMATION

         The Company's Internet website is http://www.cumberlandbancorp.com. Please note that our website address is provided as an inactive textual reference only. The Company makes available free of charge on its website the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after it electronically files or furnishes such materials to the Securities and Exchange Commission (the "SEC"). The information provided on our website is not part of this report, and is therefore not incorporated by reference herein unless such information is otherwise specifically referenced elsewhere in this report.

ITEM 2.  Description of Property

         Cumberland Bancorp's corporate headquarters are located at 4 Corporate Centre, 810 Crescent Centre Drive, Suite 320, Franklin, Tennessee 37067 in a leased facility with approximately 5,000 square feet of office space. This facility located in the Cool Springs area of Franklin houses our centralized operational units. The Community Bank operates three branch offices in Davidson and Williamson Counties, Tennessee. BankTennessee currently conducts business in five (5) offices located in Shelby and Lauderdale Counties, Tennessee. Bank of Dyer has four offices located in Madison and Gibson Counties. Bank of Mason has one office in Tipton County. Cumberland Bank currently conducts business at nine
(9) offices located in Macon, Smith, Sumner, Robertson and Warren Counties, Tennessee. Cumberland Finance conducts business at two offices, one located in Sumner County and one in Rutherford County, Tennessee. InsureTennessee conducts business at one office in Shelby County that it shares with BankTennessee.

         We own all of our branch office locations except for seven leased operations which include Cumberland Bank's offices in Gallatin and McMinnville, The Community Bank's offices in Green Hills, BankTennessee's Collierville Square office, and Cumberland Finance's Murfreesboro office.

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

ITEM 4.  Submission of Matters to a Vote of Shareholders

         No matters were submitted to a vote of shareholders during the fourth quarter of the Company's fiscal year ending December 31, 2002.

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

                 Cumberland Bancorp Incorporated Common Stock(1)

                                              HIGH     LOW
                                              -----   -----
        2001:
              First Quarter ............      $4.75   $4.50
              Second Quarter ...........      $4.90   $4.00
              Third Quarter ............      $4.60   $3.96
              Fourth Quarter ...........      $4.13   $3.25

        2002:
              First Quarter ............      $3.95   $3.40
              Second Quarter ...........      $4.50   $3.75
              Third Quarter ............      $4.30   $4.00
              Fourth Quarter ...........      $6.00   $4.07

------------

(1) The amounts per share have been adjusted for stock splits and stock dividends prior to December 31, 2002.

         As of February 28, 2003, we had approximately 1,092 record shareholders. At that date, 15,384,626 shares were outstanding.

         In 2002, cash dividends totaling $0.06 per share were declared. In 2001, cash dividends totaling $0.06 per share were declared. In the first quarter of 2003, a cash dividend was declared in the amount of $0.015 per share payable on April 14, 2003 to shareholders of record on March 1, 2003.

         We review our dividend policy at least annually. The amount of the dividend, while in our sole discretion, depends in part upon the performance of our banks. Our ability to pay dividends is restricted by federal laws and regulations applicable to bank holding companies and by Tennessee laws relating to the payment of dividends by Tennessee corporations. Because substantially all of our operations are conducted through our subsidiaries, our ability to pay dividends also depends on the ability of our banks to pay a dividend to us. The ability of the banks to pay cash dividends is restricted by applicable regulations of the TDFI, the Federal Reserve, the OTS and the FDIC. As a result, we may not be able to declare a dividend to holders of the shares even if the present dividend policy were to change. See "Supervision and Regulation
- Dividend Restrictions" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity."

        On December 2, 2002, the Company concluded a private placement of its common stock to certain accredited investors pursuant to Regulation D and
Section 4(2) of the Securities Act of 1933, as amended. In the private placement, the Company received approximately $5.4 million from the subscription of 1,340,710 shares at $4 per share for its common stock. The proceeds of this private placement will be utilized to maintain capital at the Company's subsidiary banks and for general working capital purposes.

ITEM 6.  Selected Consolidated Financial Data

         The table below provides selected consolidated financial data for the Company as of and for each of the five years ended December 31, 1998, 1999, 2000, 2001 and 2002. You should read the following selected consolidated financial information in conjunction with our financial statements and the notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" located elsewhere in this document.

                                                                  For years ending December 31,
                                         ------------------------------------------------------------------------------
                                                              (In thousands, except per share amount)
                                            2002            2001              2000             1999             1998
                                         ----------       ----------       ----------       ----------       ----------
Summary of Operations
Interest income                          $   42,848           52,865           51,651           39,193           33,290
Interest expense                             18,643           28,901           27,057           19,127           17,381

Net interest income                          24,205           23,964           24,594           20,066           15,909
Provision for loan losses                    (6,800)          (6,377)          (2,636)          (1,623)          (1,188)
Noninterest income                            8,448            7,048            5,771            4,290            4,237
Noninterest expense                         (25,104)         (24,408)         (21,132)         (17,109)         (13,613)

Income before income taxes                      749              227            6,597            5,624            5,345
Income tax expense                              228               18            2,436            2,113            2,003

Net earnings                                    521              209            4,161            3,511            3,342
Basic earnings per share                       0.04             0.02             0.30             0.28             0.28
Diluted earnings per share                     0.04             0.01             0.30             0.27             0.28
Dividends per common share                     0.06             0.06             0.05               --               --
Book value per common share                    2.96             2.85             2.86             2.57             2.01

                                                                   For years ending December 31,
                                             -----------------------------------------------------------------------
                                                              (In thousands, except per share amount)
                                              2002            2001            2000            1999            1998
                                             -------         -------         -------         -------         -------
Selected Period-End Balances
Total assets                                 719,713         667,511         643,457         525,559         408,706
Loans net of unearned income                 526,215         522,245         507,217         440,316         321,547
Allowance for loan losses                      9,062           9,023           6,137           5,146           4,012
Total deposits                               592,998         549,424         524,142         435,252         357,404
Other borrowings                              63,688          60,186          64,535          49,284          25,206
Shareholders' equity                          45,473          39,313          39,476          35,275          22,059


Selected Average Balances
Total assets                                 690,610         671,690         576,622         453,378         372,967
Securities                                    62,135          32,344          23,468          25,886          26,612
Loans net of unearned income                 520,825         512,918         476,339         374,714         293,665
Allowance for loan losses                      9,078           7,027           5,635           4,196           3,504
Total deposits                               572,809         550,569         485,708         387,941         319,796
Other borrowings                              60,090          63,975          47,437          34,477          27,776
Shareholders' equity                          39,967          40,056          37,366          27,200          20,607

Selected Operating Ratios
Annual % change in average loans                1.54%           7.68%          27.12%          27.60%          58.92%
Annual % change in average assets               2.82%          16.49%          27.18%          21.56%          64.87%
Return on average equity                        1.30%           0.52%          11.14%          12.91%          16.22%
Return on average assets                        0.08%           0.03%           0.72%           0.77%           0.90%


Per share amounts adjusted to reflect the effect of stock splits and stock dividends.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         You should read the following discussion in conjunction with our financial statements and the notes to those statements appearing elsewhere in this document.

Critical Accounting Policies

         The accounting principles followed by the Corporation and the methods of applying these principles conform with United States generally accepted accounting principles and with general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Critical accounting policies relate to investments, loans, allowance for loan losses, intangibles, revenues, expenses, stock options and income taxes. A description of these policies, which significantly affect the determination of the financial position, results of operations and cash flows, are summarized in
Note 1, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements and discussed elsewhere in this section.

Overview

         The Company made strategic decisions during 2002 which it anticipates will affect its future financial condition and results of operations. During the fourth quarter, Richard E. Herrington was named President and Chief Executive Officer of Cumberland Bancorp. New capital in the amount of $5.4 million was raised in a private placement consumated in early December 2002. Centralization of certain backroom operations is expected for 2003 which the Company believes will result in common policies and procedures being implemented throughout the organization. A new organization structure at the holding company has been approved to include several key positions. While these decisions may cause added personnel costs in the short-term, they are expected to provide better management and financial controls and centralization appropriate for future growth.

         Earnings for 2002 remained poor as performance continued to be hindered by asset quality issues resulting from the weakening economy and prior underwriting practices. Until the Company can achieve significant reductions in problem assets, which are discussed in more detail below, it is likely that loan charge-offs will continue to be incurred, resulting in additional provisions for loan losses which will negatively impact future earnings. Growth of total assets during 2002 was modest as compared to prior years as management's focus on asset quality related issues detracted from business development efforts. Earnings were adversely impacted by provision for loan losses and a reduction in net interest margins, both of which are discussed in more detail below. As further explained in this document, economic conditions, including the abrupt decline in interest rates in 2001, and the recessionary economic environment, were primary factors contributing to the above.

         Assets grew from $667.5 million at December 31, 2001, to $719.7 million at year-end 2002, a $52.2 million increase or 7.8%. The primary changes in assets were the $35.0 million increase in securities and the $13.0 million increase in federal funds sold and interest-bearing deposits. We funded these increases primarily by an increase in deposits of $43.5 million. Our total liabilities grew from $628.2 million at December 31, 2001 to $674.2 million at year end 2002, a $46.0 million increase or 7.3%. In addition to the deposit growth, federal funds purchased increased $5.7 million.

         Shareholders' equity increased $6.2 million to $45.5 million at December 31, 2002. This increase was primarily the result of the completion of our private placement in December 2002, which resulted in proceeds to the Company of approximately $5.4 million. Our leverage capital ratio increased to 7.95% at December 31, 2002 from 7.47% at December 31, 2001. See note 14 to our consolidated financial statements for more information relating to capital.

Results of Operations Year ended December 31, 2002 Compared to the Year ended December 31, 2001:

         Net earnings increased $312,000 or 149.3% to $521,000 in 2002 compared to $209,000 in 2001. Although total revenues decreased by 14.4%, this decrease was offset by a decrease in total expenses of 17.9% for 2002 as compared to the prior year. Provision expense increased 6.3% during that same time period.

         Net interest income increased $241,000 or 1.0%, to $24.2 million in 2002 from $24.0 million in 2001. In 2002, the Federal Reserve continued to reduce the Federal Funds rate from 1.75% at the end of 2001 to 1.25% at the end of 2002. This reduction followed the 475 basis point reduction in the Federal Funds rate in 2001. As we continued to operate in this low rate environment, increased prepayments on both loans and investment securities adversely affected net interest income.

         Interest income decreased 18.9% in 2002 to $42.8 million. The decrease was primarily attributable to the decline in the yield on average earning assets, which fell to 6.79% in 2002 from 8.61% in 2001 and reduced interest income $11.7 million. The decline in yield is a result of the decline in market interest rates. A lower yield on loans was the primary factor driving the decrease in the earning assets yield. The yield on loans was 7.48% in 2002, compared to 9.39% in 2001. The increased level of non-performing loans also heavily contributed to this decline in interest income as lost interest totaling $1.2 million due to loans in a non-accrual status was not realized, an increase of $297,000 over the 2001 total of approximately $855,000. Non-accrual loans increased $5.8 million over the prior year.

         The reduction in interest income due to declining market interest rates was offset by the decline in interest expense. This expense reduction resulted from the repayment of higher-cost deposits and borrowings. Interest expense decreased $10.3 million or 35.5% in 2002 compared to 2001. The average rate paid for interest-bearing liabilities decreased from 4.63% in 2001 to 2.89% in 2002. This accounted for a $9.7 million decrease in interest expense and was due primarily to the falling interest rate environment previously discussed.

         The Company's net interest spread and net yield on earning assets were 3.90% and 3.84% respectively, in 2002 as compared to 3.98% and 3.90% in 2001. Net interest spread represents the difference in the yield on earning assets and the rate paid on interest bearing liabilities. Net yield on earning assets is net interest income divided by average earning assets. Margin contraction resulted from the asset sensitive bias of the balance sheet given the significant reduction in market interest rates coupled with asset quality deterioration. More detail on changes in interest income and interest expense due to changes in rates is shown on page 23.

         The provision for loan losses was $6.8 million for 2002 compared to $6.4 million in 2001, a 6.3% increase. The increase in the provision was attributable to the increase in classified loans and net charge-offs. Net loan charge-offs were $6.8 million in 2002 compared to $3.5 million in 2001. Charge-offs increased due to increased losses in commercial, real estate and consumer loans. Loan classifications increased due to the economic downturn and management's aggressive identification actions on loans to borrowers which otherwise are able to make principal and interest payments, but, upon review, appear to have financial weaknesses.

         Noninterest income increased $1.4 million, or 19.9%, to $8.4 million in 2002 from $7.0 million in 2001. Service charges on deposit accounts continue to be our largest source of noninterest income. These are fees received for services related to our retail and commercial deposit products. These charges increased $266,000 or 7.5% in 2002 to $3.8 million. This compares to $3.6 million for 2001. The increase resulted from an increase in the number of accounts subject to service charges, repricing of certain customer services and a stronger emphasis on the collection of fees. Mortgage banking income increased $317,000 or 23.9% from 2001 levels, primarily due to growth in mortgage activity related to the favorably low interest rates. Mortgage banking income is comprised of mortgage origination fees, mortgage servicing rights, and gains or losses on sale of mortgage loans. The company also realized $461,000 in the sale of some of its investment securities in 2002.

         Noninterest expense increased $696,000, or 2.8%, to $25.1 million in 2002 from $24.4 million in 2001. Salaries and employee benefits represent the largest category of noninterest expense and totaled $12.5 million in 2002, an increase from $12.1 million in 2001 or 2.7%. Also, included in noninterest expense is $150,000 in net losses of unconsolidated affiliates. Other operating expenses include $1.4 million in legal fees and expenses related to other real estate and $1.2 million in data processing expenses.

Results of Operations Year ended December 31, 2001 Compared to the Year ended December 31, 2000:

         Net earnings were $209,000 in 2001 compared to $4.2 million in 2000. Total revenues increased 4.3% while total expenses increased 10.6% during 2001 as compared to the prior year.

         Net interest income decreased $630,000 or 2.6%, to $24.0 million in 2001 from $24.6 million in 2000. Net interest income was adversely affected by the Federal Reserve's effort to stimulate economic growth by decreasing the Federal funds rate a total of 475 basic points to 1.75% during 2001. Likewise, banks followed by reducing the rate charged to their prime loan customers 475 basis points to 4.75%. This significant decline in interest rates accelerated prepayments on both loans and securities. Additionally, variable rate loans were reset to the lower market interest rates. This exposed the asset sensitive bias of the banks' balance sheet. Interest-bearing liabilities were unable to reprice downward at the same speed, degree or volume as earning assets. Unlike the earning assets, interest-bearing liabilities did not have the ability to realize 100% of the continued decreases in market interest rates in this already low rate environment. Once interest rates stabilized allowing interest-bearing liabilities to cycle forward, net interest income improved.

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

         Noninterest income increased $1.3 million or 22.1%, to $7.0 million in 2001 from $5.7 million in 2000. Service charges on deposit accounts continue to be our largest source of noninterest income. These charges increased $880,000 or 32.9% in 2001 to $3.6 million. This compares to $2.7 million for 2000. The increase resulted from an increase in the number of accounts subject to service charges, repricing of certain customer services and a stronger emphasis on the collection of fees. Mortgage banking income increased $517,000 or 63.7% from 2000 levels, primarily due to growth in mortgage activity related to falling interest rates.

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

Loans

         The following table presents various categories of loans contained in our banks' loan portfolio for the periods indicated and the total amount of all loans for such period:

                                                                                     December 31,
                                                      2002              2001             2000             1999             1998
                                                   ----------          -------          -------          -------          -------
                                                                                    (In thousands)
Type of Loan
Real estate-construction and development           $   71,907           73,713           73,706           80,789           55,220
Real estate-1 to 4 family residential                 169,220          181,675          181,723          157,820          140,138
Real estate other                                      93,894           68,089           63,450           49,708           12,555
Commercial, financial and agricultural                145,409          142,122          131,548          102,385           71,070
Consumer                                               44,978           57,517           58,156           50,643           45,431
Other                                                   1,103            1,115            1,396            1,744              746
                                                   ----------          -------          -------          -------          -------

Total loans                                           526,511          524,231          509,979          443,089          325,160
Unearned income and deferred fees                        (296)          (1,986)          (2,762)          (2,773)          (3,613)
                                                   ----------          -------          -------          -------          -------

     Net loans                                     $  526,215          522,245          507,217          440,316          321,547
                                                   ==========          =======          =======          =======          =======

         Total loans at December 31, 2002 were $526.2 million, compared to $522.2 at year-end 2001. Loan growth was $4.0 million, or 0.8%, during 2002, and $15.0 million, or 3.0%, during 2001. Loan growth was less in 2002 primarily as a result of declining economic conditions. Furthermore, managements' focus on managing asset quality issues detracted from business development efforts.

Loans are the largest category of our earning asset base and account for 82.6% of average earning assets in 2002.

         At December 31, 2002, 1-4 family residential real estate loans constituted 32.1% of total loans and construction and development loans constituted 13.7% of total loans. Construction and development loans typically involve 1-4 family residential properties or loans to develop subdivisions of such properties. More than half of our construction and development loans are made to finance speculative construction by builders. The remaining builder loans are for custom-built homes with sales contracts in place. Most of our real estate loans are secured by properties located in the primary service areas of our banks.

         The following is a presentation of an analysis of maturities of loans as of December 31, 2002:

                                                    Due in 1 year    Due in 1 to 5      Due After 5
             Type of Loan                              or less            Years            Years               Total
                                                    -------------    -------------      -----------          --------
                                                                           (In thousands)
Real estate-construction & development               $   63,066             7,483             1,358            71,907
Real estate-1-4 family residential                       28,280            81,440            59,500           169,220
Real estate-other                                        33,797            52,252             7,845            93,894
Commercial, financial and agricultural                   51,005            58,009            36,395           145,409
Consumer                                                 17,897            26,722               359            44,978
Other                                                       466               251               386             1,103
                                                     ----------           -------           -------           -------
     Total                                           $  194,511           226,157           105,843           526,511
                                                     ==========           =======           =======           =======

         At December 31, 2002, $220 million in loans due after one year had predetermined interest rates and $112 million in loans due after one year had floating interest rates.

         It is our philosophy to pursue real estate lending as our core type of lending relationship. Of our combined loan portfolio, 63.6% is secured by residential and other real estate.

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

         An analysis of our loss experience, is furnished in the following table for the periods indicated:

                                                                            Years Ended December 31,
                                                       2002            2001            2000            1999            1998
                                                     --------        --------        --------        --------        --------
                                                                             (Dollars in thousands)

Balance at beginning of year                         $  9,023           6,137           5,146           4,012           3,214
Increase due to acquisitions                               --              --              58             152              --
                                                     --------        --------        --------        --------        --------
                                                        9,023           6,137           5,204           4,164           3,214

Loans charged-off:
     Real estate-construction & development              (679)           (258)            (73)             --             (65)
     Real estate-1 to 4 single family                    (598)           (295)           (414)           (117)            (45)
     Real estate-other                                   (496)           (608)            (62)             --              --
     Commercial, financial & agricultural              (3,670)         (1,553)           (614)           (123)            (54)
     Consumer                                          (1,806)         (1,052)           (704)           (518)           (324)
     Other                                               (150)           (137)             --              --             (24)
                                                     --------        --------        --------        --------        --------

         Total charge-offs                           $ (7,399)         (3,903)         (1,867)           (758)           (512)
                                                     --------        --------        --------        --------        --------

Charge-offs recovered:
     Real estate - construction & development             137              19              --              --              21
     Real estate - 1-4 single family                       53              34               5               9               2
     Real estate - other                                   47              29              32              --              --
     Commercial                                           180             112              10              19               5
     Consumer                                             214             156             117              89              76
     Other                                                  7              62              --              --              18
                                                     --------        --------        --------        --------        --------

         Total recoveries                            $    638             412             164             117             122
                                                     --------        --------        --------        --------        --------

Net loans charged-off                                  (6,761)         (3,491)         (1,703)           (641)           (390)
Current year provision                                  6,800           6,377           2,636           1,623           1,188
                                                     --------        --------        --------        --------        --------
Balance at end of year                               $  9,062           9,023           6,137           5,146           4,012
                                                     ========        ========        ========        ========        ========

Loans at year end                                    $526,215        $522,245         507,217         440,316         321,547
Ratio of allowance to loans at year end                  1.72%           1.72%           1.21%           1.17%           1.25%
Average loans                                        $520,825        $512,918         476,339         374,716         293,665
Ratio of net loans charged off to average loans          1.30%           0.68%           0.36%           0.17%           0.13%

         The recorded values of loans actually removed from the consolidated balance sheets are referred to as charge-offs and, after netting out recoveries on previously charged-off assets, become net charge-offs. Our policy is to charge off loans, when, in management's opinion, the loan is deemed uncollectible, although concerted efforts are made to maximize recovery. Net charge-offs increased $3.3 million in 2002 to $6.8 million, which compares to $3.5 million in 2001. Our level of net charge-offs to average loans was 1.30% in 2002 and 0.68% in 2001. Charge-offs were higher due to real estate foreclosures and consumer bankruptcies in 2002. Recessionary economic conditions, on a local and a national level, have adversely affected borrowers, particularly those that were marginally capitalized. During 2002, the provision for loan losses of $6.8 million was $0.4 million more than the preceding year. Factors which gave rise to the increased provision in 2002 were primarily a substantial increase in loan losses and non-performing loans.

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

The following table presents information regarding nonaccrual, past due and restructured loans, and foreclosed properties at the dates indicated:

                                                                        December 31,
                                                   2002         2001        2000      1999       1998
                                                 ---------    --------    -------    -------    -------
                                                                (Dollars in Thousands)
Loans accounted for on a non-accrual basis       $18,435       12,625      5,608      2,446      1,745

Accruing loans which are contractually
past due 90 days or more as to principal
and interest payments                                 --        1,168        345        241        467

Restructured loans (1)                               223          252         --        693        652
                                                 -------     --------    -------    -------    -------
Total nonperforming loans                         18,658       14,045      5,953      3,380      2,864
Foreclosed properties                              6,308        7,330      3,142      2,400        610


---------
(1) As of December 31, 2002, all restructured loans were in compliance with their modified terms.

         Non-performing loans consist of non-accrual loans, loans past due greater than 90 days, and restructured loans. Total non-performing loans were $18.7 million at December 31, 2002, an increase of 32.8% over the $14.0 million at December 31, 2001. Non-performing loans were 3.5% and 2.7% of loans at December 31, 2002 and 2001, respectively. To total assets, non-performing loans were 2.6% and 2.1% for the same time periods. The ratio of allowance to non-performing loans at December 31, 2002 and December 31, 2001 was 49% and 64%, respectively. The dollar increase in non-performing loans during 2002 is due to the weakening economy and higher levels of bankruptcies and consumer debt problems. Additional interest income of approximately $1.2 million in 2002, $855,000 in 2001, and $499,000 in 2000 would have been recorded if all loans accounted for on a non-accrual basis had been current in accordance with their original terms.

         Management has internally classified approximately $16.1 million in loans as substandard based upon other possible credit problems. These loans are not included in the above amounts. These loans are performing loans but are classified as substandard due to payment history, decline in the borrowers' financial position or decline in collateral value. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified must have a well-defined weakness or weakness that jeopardize the liquidation of the debt. Loans classified as doubtful have all the weaknesses inherent in one classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

         As of December 31, 2002, there are no loans classified by our regulators or management as loss, doubtful or substandard that have not been disclosed above or which represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

         Although non-performing loans, net charge-offs and foreclosed properties increased substantially during 2002 and 2001, management believes the allowance for loan losses and the carrying value of foreclosed properties is properly stated at December 31, 2002. Substantial resources have been devoted to identifying, grading and valuing problem assets during the past two years. Although it is likely that the Company will continue to have asset quality problems in 2003, management believes that identifiable problem assets have been appropriately provided for in the accompanying financial statements.

         The allocation of the allowance for loan losses by loan category at December 31, for the years indicated is presented below:

                                                                          As of December 31,
                                                 2002                     2001                      2000
                                                    Percent of                Percent of                  Percent of
                                                Loans in Category          Loans in Category           Loans in Category
                                         Amount   to Total Loans  Amount    to Total Loans    Amount    to Total Loans
                                         ------   ---------------  ------   ---------------   ------    ---------------
Real estate - construction
& development                            $1,541          14%        1,444            14%        1,227          15%
Real estate - 1-4 single
   family                                   725          32%          541            35%          430          36%
Real estate - other                         634          18%          722            13%          368          12%
Commercial, financial
  and agricultural                         3,262         28%        3,519            27%        1,289          26%
Consumer                                   2,628          8%        2,166            11%        1,964          11%
Other                                        181          0%          180             0%          123           0%
Unallocated                                   91         NA          451             NA           736          NA
                                          ------       ----         -----          ----         -----        ----
       Total                              $9,062        100%        9,023           100%        6,137         100%
                                          ======       ====         =====          ====         =====        ====

         As of December 31, 2002, real estate mortgage loans constituted 63.7% of outstanding loans. Approximately $125.5 million, or 37.5%, of this category represents first mortgage residential real estate mortgages where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. We have $71.9 million in construction and development loans, which are primarily related to the home building industry in Shelby, Williamson, Davidson and Sumner Counties, Tennessee. The remaining portion of this category consists primarily of commercial real estate loans. Risk of loss for these loans is generally higher than residential loans. Therefore, management has allocated a significant portion of the allowance for loan losses to this category.

Securities

         Our banks' securities portfolios are primarily used as a source of liquidity. Total securities were $90.5 million at year-end 2002 compared to $55.5 million at December 31, 2001, an increase of $35.0 million from year-end 2001. Average investment securities were $62.1 million and $32.3 million, respectively for the years ended December 31, 2002 and 2001. The securities portfolio comprised 12.6% of total assets at year-end 2002. Our banks' policy guidelines are designed to minimize credit, market and liquidity risk. Securities generally must be investment grade or higher to be purchased. Over the last year, a majority of newly-purchased securities have been designated as available for sale to increase flexibility for asset liability management. At December 31, 2002, the investment portfolio had a net unrealized gain of $669,000 compared to $172,000 at December 31, 2001. Approximately 25.1% of securities held at year-end 2002 were pledged to secure public deposits and for other purposes as required or permitted by law. Other than commitments to originate or sell mortgage loans, our banks do not invest in off-balance sheet or derivative financial instruments.

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

                                                      At December 31,
                                            2002           2001          2000
                                          ---------      --------      --------
                                                  (Dollars in thousands)
Available for sale:
   U.S. Government and agencies           $   6,923        25,222         9,888
   Obligations of SCM                           723         3,933         2,866
   Mortgage-backed                           69,524        10,467         1,246
   Other debt securities                        773         1,863           233
   Marketable equity securities               1,108         1,329         1,333
                                          ---------        ------        ------
      Total available for sale               79,051        42,814        15,566
                                          ---------        ------        ------
Held to maturity:
   U.S. Government and agencies               3,398         6,297         4,600
   Obligations of SCM                         2,823           918           654
   Mortgage-backed                            2,651         2,912         3,171
   Other debt securities                      2,616         2,608            --
                                          ---------        ------        ------
        Total held to maturity               11,488        12,735         8,425
                                          ---------        ------        ------
        Total securities                  $  90,539        55,549        23,991
                                          ---------        ------        ------


         The following table indicates, for the year ended December 31, 2002, the amount of investments due in (1) one year or less, (2) one to five years,
(3) five to ten years, and (4) over ten years:

                            1 yr or                                                              Over
                             less                1 to 5 yrs            5 to 10 yrs               10 yrs                  Total
                            Balance      Yield    Balance      Yield     Balance        Yield    Balance       Yield     Balance
                            -------      -----   ----------    -----   -----------      -----    -------       -----     -------
                                                                   (Dollars in Thousands)
Available for sale:
 U.S. Government           $  --           --   $ 6,709         4.40%    $   --           --    $   214         5.76%    $ 6,923
   and agencies
Obligations of SCM            --           --        --           --        522         4.58%       201         4.81%        723
Mortgage-backed               --           --     1,411         3.87%     4,653         3.60%    63,460         3.90%     69,524
Marketable equity             --           --        --           --         --           --      1,108        (7.71)%     1,108
securities(2)
Other                         --           --       273         6.19%        --           --        500         9.55%        773
Held to maturity:
U.S. Government               --           --       910         4.98%     2,472         5.60%        16         2.90%      3,398
and agencies
Obligations of SCM           101         4.75%      409         4.80%     1,096         4.23%     1,217         4.17%      2,823
Mortgage-backed               --           --        78         5.16%       187         5.80%     2,386         4.78%      2,651
Other                         --           --     1,016         4.30%        --           --      1,600         9.55%      2,616
                           -----         ----   -------         ----     ------         ----    -------         ----     -------
     Totals                $ 101                $10,806                  $8,930                 $70,702                  $90,539
                           =====         ====   =======         ====     ======         ====    =======         ====     =======

(1) Yields are presented based on adjusted cost basis of securities available for sale. Yields based on carrying value would be higher since fair value is less than adjusted cost.

(2) Marketable equity securities are included in the over 10 year category as there is no maturity.


Deposits and Borrowings

         Deposits are our primary source of funding loans. Deposits were $593.0 million at December 31, 2002 and averaged $572.8 million for the year 2002. This compares to year-end deposits of $549.4 and average deposits of $550.6 in 2001. We believe we have the ability to generate deposit growth within our local markets as loan demand dictates. From time to time, we may use FHLB borrowings to complement our funding needs. Our long-term strategy has been to be competitive on popular deposit products such as money market demand accounts and certificates of deposit. FHLB advances, while typically more costly than deposit funding, are typically the lowest cost borrowed funds available to institutions such as our banks. As of December 31, 2002, the balance of FHLB borrowings totaled $50.9 million, none of which mature before December 31, 2003.

         Total deposits grew at a rate of 7.93% during 2002, resulting from the maturing of our newer branch locations and more attractive pricing for deposits. Management's strategy to alter the deposit mix by reducing time deposits greater than $100,000 with no other relationships proved successful as these balances declined by $24.7 million while money market and checking account deposits increased $18.7 million. Deposit growth was greater than loan growth in 2002, resulting in a decrease in loan to deposit ratio from 95.0% at year end 2001 to 88.7% at year end 2002. The increase in deposit growth over loan growth resulted in an increase of securities of $35.0 million at the end of 2002.

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

         Average amount of and average rate paid for our deposits for year-end 2000, 2001 and 2002 are represented by deposit category on the table on pages 23 through 24 of this section of the documents.

         The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 2002:

                                                            Time Certificates of Deposit
                                                                   (In thousands)
                     3 months or less                                 $ 32,766
                     3-12 months                                        58,760
                     Over 12 months                                     29,270
                                                                      --------
                     Total                                            $120,796
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

                                                            (Dollars in Thousands)
                                                    2002                           2001                       2002/2001 CHANGE
                                        ------------------------------   -----------------------------   --------------------------
                                        AVERAGE    INTEREST   REVENUE/   AVERAGE  INTEREST     REVENUE/  DUE TO    DUE TO
                                        BALANCE      RATE     EXPENSE    BALANCE    RATE       EXPENSE   VOLUME   RATE (1)   TOTAL
                                        --------   --------   --------   -------  --------     -------   ------   --------   ------

Net loans (2 and 3)                     $520,825    7.48%     $ 38,977   512,918    9.39%       48,155     742     (9,920)   (9,178)
Securities                                62,135    4.63%        2,877    32,344    6.05%        1,958   1,802       (883)      919
Federal funds sold                        38,060    1.62%          616    37,222    3.30%        1,227      28       (639)     (611)
FHLB and FRB stock                         4,871    4.78%          233     4,513    8.27%          373      30       (170)     (140)
Interest-bearing deposits in banks         4,860    2.98%          145    26,739    4.31%        1,152    (943)       (64)   (1,007)
                                        --------   -----      --------   -------    ----       -------   -----    -------    ------

   Total earning assets                  630,751    6.79%     $ 42,848   613,736    8.61%       52,865   1,659    (11,676)  (10,017)
                                                   =====      ========              ====       =======   =====    =======    ======

Cash and due from banks                   22,576                          20,295
Allowance for loan losses                 (9,078)                         (7,027)
Other assets                              46,361                          44,686
                                        --------                         -------

   Total assets                         $690,610                         671,690
                                        ========                         =======

Deposits:
   NOW investments                      $ 64,558    1.20%          774    40,467    2.29%          925     552       (703)     (151)
   Money market investments              116,840    2.30%        2,692   106,954    3.42%        3,656     338     (1,302)     (964)
   Savings                                23,488    1.99%          467    15,819    2.86%          453     219       (205)       14
   Time deposits $100,000 and over       116,945    3.70%        4,326   126,854    5.40%        6,851    (535)    (1,990)   (2,525)
   Other time deposits                   197,873    3.37%        6,661   211,014    6.04%       12,745    (794)    (5,290)   (6,084)
                                        --------   -----      --------   -------    ----       -------   -----    -------    ------

   Total interest-bearing deposits       519,704    2.87%       14,920   501,108    4.92%       24,630    (220)    (9,490)   (9,710)

Non interest-bearing
  demand deposits                         53,105                    --    49,461                    --
                                        --------   -----      --------   -------    ----       -------   -----    -------    ------

   Total deposits                        572,809    2.60%       14,920   550,569    4.47%       24,630    (220)    (9,490)   (9,710)

Fed Funds purchased                        2,989    1.81%           54     6,305    4.23%          267    (140)       (73)     (213)
Notes payable                              6,211    7.55%          469     7,934    8.00%          635    (138)       (28)     (166)
FHLB advances and other borrowings        50,890    4.99%        2,538    49,736    5.29%        2,629       1        (92)      (91)
Trust preferred securities                12,000    5.52%          662     9,600    7.71%          740       2        (80)      (78)
                                        --------              --------   -------               -------    ----    -------    ------

   Total deposits and borrowed funds     644,899    2.89%       18,643   624,144    4.63%       28,901    (495)    (9,763)  (10,258)
                                                    ----      --------              ----       -------

Other liabilities                          5,744                           7,490
Shareholders' equity                      39,967                          40,056
                                        --------                         -------

   Total liabilities and
      shareholders' equity              $690,610                         671,690
                                        ========                         =======

Net interest income                                           $ 24,205                         $23,964   2,154     (1,913)      241
                                                              ========                         =======   =====    =======   =======

Net yield on earning assets                         3.84%                           3.90%
                                                    ====                            ====


1        Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.

2        Interest income includes fees on loans of $2,057 in 2002 and $2,283 in
2001.

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

                                                            (Dollars in Thousands)
                                                    2001                           2000                       2001/2000 CHANGE
                                        ------------------------------   -----------------------------   --------------------------
                                        AVERAGE    INTEREST   REVENUE/   AVERAGE  INTEREST     REVENUE/  DUE TO    DUE TO
                                        BALANCE      RATE     EXPENSE    BALANCE    RATE       EXPENSE   VOLUME   RATE (1)   TOTAL
                                        --------   --------   --------   -------  --------     -------   ------   --------   ------

Net loans (2 and 3)                     $ 512,918    9.39%    $48,155    476,339   10.17%        48,465    3,722  (4,032)     (310)
Securities                                 32,344    6.05%      1,958     23,468    6.55%         1,537      581    (160)      421
Federal funds sold                         37,222    2.91%      1,082     18,419    6.00%         1,106    1,129  (1,153)      (24)
FHLB and FRB stock                          4,513    8.27%        373      3,711    6.63%           246       53      74       127
Interest-bearing deposits in banks         26,739    4.85%      1,297      7,442    3.99%           297      770     230     1,000
                                        ---------    ----     -------    -------    ----        -------    -----  ------    ------

   Total earning assets                   613,736    8.61%    $52,865    529,379    9.76%        51,651    6,255  (5,041)    1,214
                                                     ====     =======               ====        =======    =====  ======    ======

Cash and due from banks                    20,295                         17,330
Allowance for loan losses                  (7,027)                        (5,635)
Other assets                               44,686                         35,548
                                        ---------                        -------

   Total assets                         $ 671,690                        576,622
                                        =========                        =======

Deposits:
   NOW investments                       $ 40,467    2.29%        925     41,568    2.31%           960      (25)    (10)      (35)
   Money market investments               106,954    3.42%      3,656     93,008    4.97%         4,623      693  (1,660)     (967)
   Savings                                 15,819    2.86%        453     16,288    2.79%           454      (13)     12        (1)
   Time deposits $100,000 and over        126,854    5.40%      6,851     97,140    6.15%         5,975    1,828    (952)      876
   Other time deposits                    211,014    6.04%     12,745    196,611    6.10%        12,002      879    (136)      743
                                        ---------    ----     -------    -------    ----        -------    -----  ------    ------

   Total interest-bearing deposits        501,108    4.92%     24,630    444,615    5.40%        24,014    3,362  (2,746)      616

Non interest-bearing demand deposits       49,461                  --     41,093                     --
                                        ---------    ----     -------    -------    ----        -------    -----  ------    ------

   Total deposits                         550,569    4.47%     24,630    485,708    4.94%        24,014    3,362  (2,746)      616

Fed Funds purchased                         6,305    4.23%        267      5,345    5.82%           311       56    (100)      (44)
Notes payable                               7,934    8.00%        635      7,950    7.50%           596       (1)     40        39
FHLB advances and other borrowings         49,736    5.29%      2,629     34,142    6.26%         2,136       10     483       493
FHLB advances and other borrowings          9,600    7.71%        740         --      --             --      740      --       740
                                        ---------    ----     -------    -------    ----        -------    -----  ------    ------

   Total deposits and borrowed funds    $ 624,144    4.63%     28,901    533,145    5.07%        27,057    4,167  (2,323)    1,844
                                                     ----     -------               ----        -------    -----  ------    ------

Other liabilities                           7,490                          6,111
Shareholders' equity                       40,056                         37,366
                                        ---------                        -------


   Total liabilities and
     shareholders' equity               $ 671,690                        576,622
                                        =========                        =======

Net interest income                                           $23,964                           $24,594    2,088  (2,718)     (630)
                                                              =======                           =======    =====  ======    ======

Net yield on earning assets                          3.90%                           4.65%
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

Equity and Capital Resources

         Shareholders' equity totaled $45.5 million at year-end 2002. The increase in equity is attributable to the issuance of common stock in connection with a private sale of approximately $5.4 million of our common stock, net earnings of $521,000, a net increase in the unrealized gain/loss on available for sale securities of $470,000, shares issued from stock options exercised totaling $631,000, less dividends paid of $833,000.

         The Company's principal regulators have established minimum risk-based capital requirements and leverage capital requirements. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary banks have none, and a part of the allowance for loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. Trust preferred securities are allowed to be counted in Tier I capital, subject to certain limitations. At December 31, 2002, the Company's total risk-based capital ratio was 12.18% and its Tier I risk-based capital ratio was approximately 10.92% compared to ratios of 11.28% and 10.04%, respectively at December 31, 2001. At December 31, 2002, the Company had a leverage ratio of 7.95%, compared to 7.47% at December 31, 2001.

         The Company and its subsidiaries, Cumberland Bank, BankTennessee and Bank of Dyer, have informally agreed with or committed to bank regulatory officials to take various actions, including to reduce the level of criticized or non-performing loans, to improve loan underwriting, problem loan resolution and collection, and strategic and capital planning, to obtain prior regulatory approval before incurring additional holding company indebtedness, repurchasing shares, or paying dividends from certain subsidiary banks to the holding company or from the holding company to shareholders, and to maintain certain capital levels at subsidiary banks in excess of those required for well capitalized status. The most restrictive of these provisions would require the Company to maintain a Tier I leverage ratio of at least 7.0% at BankTennessee, Bank of Dyer and Cumberland Bank at December 31, 2002. The Company and its subsidiaries believe they were in compliance in all material respects with these informal understandings at December 31, 2002. The Company and its subsidiaries intend to continue to comply with these informal understandings, and the Company received approval to pay dividends in the first quarter of 2003. The Company believes that the proceeds of its private placement, earnings from operations and available funds will be sufficient to allow the Company to meet all these commitments and the requirements for well-capitalized status through the end of 2003. However, the Company's regulators have considerable discretion in determining whether to grant required approvals, and no assurance can be given that such approvals will be forthcoming.

         The Company issued $8 million of capital trust securities in December 2000, and another $4 million during July 2001. As disclosed in note 14 to the consolidated financial statements, these securities are included in Tier I Capital, with certain limitations. Their holders are also entitled to receive distributions based on a variable interest rate applied to the original investment.

         Items that represent common stock equivalents include 773,540 common stock options outstanding at December 31, 2002. We plan to continue granting stock options to selected officers, directors, and other key employees.

Return on Equity and Assets

         Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:


                                                               Years Ended
                                                               December 31,
                                                  --------------------------------------
                                                  2002             2001             2000
                                                  ----             ----             ----

Return on average assets                          0.08%            0.03%            0.72%
Return on average equity                          1.30%            0.52%           11.13%
Average equity to average assets ratio            5.79%            5.96%            6.48%
Dividend payout ratio                              160%             397%              17%

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

         Our banks have liquidity policies and, in the opinion of management, the overall liquidity level is considered adequate. Neither we, nor our banks, are subject to any specific liquidity requirements imposed by regulatory authorities. Dividends totaling $2.2 million were upstreamed from the banks to the holding company during 2002. Regulatory approval must be obtained prior to upstreaming future dividends. Our banks are subject to general Federal Reserve guidelines, which do not require a minimum level of liquidity. The ratio for average loans to average deposits for 2001 was 93.2% and for 2002 was 90.9%. We do not know of any trends or demands that are reasonably likely to result in liquidity increasing or decreasing.

         The Company's bank borrowings and trust preferred securities have certain interest payment requirements and the Company has certain operating expenses, which require dividends or management fees from the Company's bank subsidiaries in order to be funded. As discussed above, the Company's recent asset quality problems have resulted in regulatory restrictions (approval) on its subsidiaries ability to make dividends to the Company. The Company anticipates that it will be able to meet required payments on its outstanding debt and trust preferred securities for the next four quarters through available cash resources and the additional capital raised in the private placement of its common stock described elsewhere in this document. However, the Company's regulators have considerable discretion in determining whether to grant required approvals, and no assurance can be given that such approvals will be forthcoming.


         At December 31, 2002, the Company had unfunded loan commitments outstanding of $58.8 million and unfunded lines of credit and letters of credit of $26.2 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company's bank subsidiaries have the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company's bank subsidiaries could sell participations in these or other loans to correspondent banks.

Interest Rate Sensitivity

         A key element in the financial performance of financial institutions is the level and type of interest rate risk assumed. The single most significant measure of interest rate risk is the relationship of the repricing periods of earning assets and interest-bearing liabilities. The more closely the repricing periods are correlated, the less interest rate risk we assume. In general, community bank customer preferences tend to push the average repricing period for costing liabilities to a shorter time frame than the average repricing period of earning assets, resulting in a net liability sensitive position in time frames less than one year. A summary of the repricing schedule of our interest earning assets and interest-bearing liabilities (GAP) at year-end 2002 follows:

                                                                                                        Over 5
                                              1-90 Days          91-365 Days         1-5 years           Years              Total
                                              ---------          -----------         ---------          ------             -------

Interest earning assets:
   Loans, net                                  199,412             102,155            204,707            19,941            526,215
Securities available for sale                    4,220              13,040             50,328            11,463             79,051
Securities held to maturity                        228                 384              3,860             7,016             11,488
Federal funds sold                              27,561                  --                 --                --             27,561
Interest-earning deposits                        8,045                 474                852                95              9,466
                                              --------            --------            -------           -------            -------

     Total interest earning assets             239,466             116,053            259,747            38,515            653,781
                                              --------            --------            -------           -------            -------

Interest bearing liabilities:
  Interest bearing demand
    deposits                                    71,550                  --                 --                --             71,550
  Savings deposits                             150,045                  --                 --                --            150,045
  Time deposits                                 88,559             152,453             73,752                --            314,764
  FHLB borrowings                                   --                  --              1,852            49,000             50,852
  Notes payable                                     50                 750              3,200             1,500              5,500
  Federal funds purchased                        7,336                  --                 --                --              7,336
  Trust preferred securities                    12,000                  --                 --                --             12,000
                                              --------            --------            -------           -------            -------

  Total interest bearing liabilities           329,540             153,203             78,804            50,500            612,047
                                              --------            --------            -------           -------            -------

Rate sensitive gap                             (90,074)            (37,150)           180,943           (11,985)            41,734
                                              --------            --------            -------           -------            -------

Rate sensitive cumulative gap                  (90,074)           (127,224)            53,719            41,734
                                              --------            --------            -------           -------

Cumulative gap as a percentage
  of earnings assets                            (13.78)%             (19.4)%             8.22%             6.38%
                                              --------            --------            -------           -------

         Cumberland Bancorp's primary business is banking and the resulting earnings, primarily net interest income, are susceptible to changes in market interest rates. Net interest income represented 74.1% of net revenues (net interest income and noninterest income) for 2002. Likewise, it is management's goal to maximize net interest income within acceptable levels of interest rate and liquidity risks. Repricing gap (the difference between assets and liabilities that reprice within a specific time period) and simulation modeling (projecting net interest income under various interest rate scenarios and balance sheet assumptions) are the primary methods the bank uses in analyzing and managing interest rate risk.

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

         Simulation modeling projects net interest income under various interest rate scenarios based on the optionality inherent in the balance sheet. At December 31, 2003, with rates unchanged, net interest income is projected to increase 8.5% over 2002, resulting from the continued repricing of funding sources. The 100 basis points immediate rise in interest rates produces a 14% increase in net interest income. This assumes management's ability to control interest expense.

         Both methods are inherently uncertain and cannot precisely estimate net interest income nor predict the impact of changes in market interest rates on net interest income. As such, investors are cautioned not to place undue reliance on such estimates and models.

         As shown in the table, we have a cumulative GAP of approximately 13.78% and 19.46% at the end of 90 days and one year, respectively. Management believes that this level of GAP is appropriate since many of the liabilities that are immediately repriceable can be effectively repriced more slowly than the assets which are contractually immediately repriceable in a rising rate environment. Conversely, those liabilities can often be repriced downward more rapidly than contractually required assets repricing in a downward rate environment. The degree to which management can control the rate of change in deposit liabilities, which are immediately repriceable, is affected to a large extent by the speed and amount of interest rate movements.

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

         The following table provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2002. These market risk sensitive instruments have been entered into by us for purposes other than trading. We do not hold market risk sensitive instruments for trading purposes. Amounts described below do not take into account possible loan, security, or interest bearing deposit renewals or repricing for such renewals. The information provided by this table should be read in connection with our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operation.

                                                                 EXPECTED MATURITY DATE -
                                                                 YEAR ENDING DECEMBER 31,
                                   -------------------------------------------------------------------------------------------
                                                     2004 to         2006 to           2008                             FAIR
(Dollars in Thousands)              2003               2005            2007          THEREAFTER          TOTAL          VALUE
                                  -------            -------         -------         ----------          ------        -------

INTEREST EARNING ASSETS:
Loans, net of unearned
interest:(1)
Variable rate                    $176,146             5,088            3,655               40           184,929        184,929
   Average interest rate             5.02%             6.91%            6.55%            9.50%             5.10%
Fixed rate                       $124,689           101,957           94,261           20,379           341,286        346,515
   Average interest rate             7.03%             7.89%            7.23%            4.94%             7.22%
Securities(2)                    $ 17,872            40,426           13,761           18,480            90,539         90,667
   Average interest rate             3.33%             3.80%            4.56%            5.28%             4.12%
Federal funds sold               $ 27,561                --               --               --            27,561         27,561
   Average interest rate             1.15%               --               --               --              1.15%
Interest-earning
deposits in financial
institutions                     $  8,519               753               99               95             9,466          9,466
    Average interest rate            0.84%             4.45%            3.40%            5.00%             1.19%
INTEREST BEARING LIABILITIES:
Interest-bearing
deposits                         $471,886            52,503           12,084               --           536,473        540,636
   Average interest rate             2.11%             4.08%            4.31%              --              2.35%
Federal funds purchased          $  7,336                --               --               --             7,336          7,336
    Average interest rate            1.65%               --               --               --              1.65%

Other borrowings                 $ 12,800             2,452            2,600           50,500            68,352         73,408
   Average interest rate             5.87%             6.57%            6.34%            4.92%             5.23%

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

ITEM 8.  Financial Statements and Supplementary Data


                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Cumberland Bancorp, Incorporated
Franklin, Tennessee

We have audited the consolidated balance sheet of Cumberland Bancorp, Incorporated as of December 31, 2002, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of and for the years ended December 31, 2001 and 2000, were audited by Heathcott and Mullaly, P.C. who merged with Crowe, Chizek and Company LLP as of April 1, 2002 and whose report dated January 31, 2002 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cumberland Bancorp, Incorporated as of December 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


                                              /s/ Crowe, Chizek and Company LLP

Brentwood, Tennessee
February 13, 2003

                         REPORT OF INDEPENDENT AUDITORS


To the Shareholders and Board of Directors
Cumberland Bancorp, Incorporated

We have audited the consolidated balance sheet of Cumberland Bancorp, Incorporated as of December 31, 2001, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cumberland Bancorp, Incorporated as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

                                             /s/ Heathcott & Mullaly, P.C.


Brentwood, Tennessee
March 1, 2002

                        CUMBERLAND BANCORP, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

           (Dollars in thousands, except share and per share amounts)


                                                                                         2002             2001
                                                                                      ---------         ---------

ASSETS:
Cash and due from banks                                                               $  21,681         $  20,868
Federal funds sold                                                                       27,561            19,531
                                                                                      ---------         ---------
     Total cash and cash equivalents                                                     49,242            40,399

Interest-bearing deposits in financial institutions                                       9,466             4,563
Securities available for sale                                                            79,051            42,814
Securities held to maturity (fair
  value $11,616 and $12,814)                                                             11,488            12,735
Loans, net of unearned income                                                           526,215           522,245
Allowance for loan losses                                                                (9,062)           (9,023)
                                                                                      ---------         ---------
     Loans, net                                                                         517,153           513,222

Premises and equipment, net                                                              23,366            23,871
Restricted equity securities                                                              5,040             4,719
Loan servicing rights                                                                       213               327
Other real estate                                                                         6,338             7,330
Investment in unconsolidated affiliates                                                   6,163             5,195
Goodwill                                                                                  1,597             1,597
Accrued interest receivable                                                               3,922             4,693
Other assets                                                                              6,674             6,046
                                                                                      ---------         ---------
         Total assets                                                                 $ 719,713         $ 667,511
                                                                                      =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits
     Non-interest bearing                                                             $  56,639         $  52,395
     Interest bearing                                                                   536,359           497,029
                                                                                      ---------         ---------
         Total deposits                                                                 592,998           549,424
Notes payable                                                                             5,500             7,659
Federal funds purchased                                                                   7,336             1,675
Advances from Federal Home Loan Bank                                                     50,852            50,852
Accrued interest payable                                                                  3,129             3,994
Other liabilities                                                                         2,425             2,594
Trust preferred securities                                                               12,000            12,000
                                                                                      ---------         ---------
         Total liabilities                                                              674,240           628,198
                                                                                      ---------         ---------

Shareholders' equity:
Common stock, $0.50 par value; authorized 40,000,000 shares, shares issued and outstanding 15,382,626 at December 31, 2002
   and 13,808,236 at December 31, 2001                                                    7,691             6,904
Additional paid-in capital                                                               27,504            22,289
Retained earnings                                                                         9,749            10,061
Accumulated other comprehensive income                                                      529                59
                                                                                      ---------         ---------
              Total shareholders' equity                                                 45,473            39,313
                                                                                      ---------         ---------
              Total liabilities and shareholders' equity                              $ 719,713         $ 667,511
                                                                                      =========         =========

          See accompanying notes to consolidated financial statements.

                        CUMBERLAND BANCORP, INCORPORATED
                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

           (Dollars in thousands, except share and per share amounts)


                                                              2002               2001                2000
                                                           -----------        -----------        -----------

Interest income:
    Loans, including fees                                  $    38,977        $    48,155        $    48,465
    Securities                                                   2,877              1,958              1,537
    Deposits in financial institutions                             145              1,152                297
    Federal funds sold                                             616              1,227              1,106
    Federal Home Loan Bank dividends                               233                373                246
                                                           -----------        -----------        -----------
       Total interest income                                    42,848             52,865             51,651

Interest expense:
    Deposits                                                    14,920             24,630             24,014
    Federal funds purchased                                         54                267                311
    Other borrowings                                             3,669              4,004              2,732
                                                           -----------        -----------        -----------
       Total interest expense                                   18,643             28,901             27,057

NET INTEREST INCOME                                             24,205             23,964             24,594

Provision for loan losses                                        6,800              6,377              2,636
                                                           -----------        -----------        -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             17,405             17,587             21,958

Noninterest income:
    Service charges on deposit accounts                          3,817              3,551              2,671
    Other service charges, commissions and fees                  2,488              1,887              1,787
    Mortgage banking activities                                  1,645              1,328                811
    Net gain on securities transactions                            461                 --                 --
    Net gain on sale of loans                                       37                282                502
                                                           -----------        -----------        -----------
       Total other income                                        8,448              7,048              5,771

Noninterest expense:
    Salaries and employee benefits                              12,461             12,137             11,169
    Occupancy and equipment                                      3,374              3,367              2,725
    Deposit insurance premiums                                     130                152                211
    Other                                                        9,139              8,752              7,027
                                                           -----------        -----------        -----------
       Total other expenses                                     25,104             24,408             21,132
                                                           -----------        -----------        -----------

INCOME BEFORE INCOME TAXES                                         749                227              6,597

Income tax expense                                                 228                 18              2,436
                                                           -----------        -----------        -----------

NET EARNINGS                                               $       521        $       209        $     4,161
                                                           ===========        ===========        ===========

Net earnings per share - basic                             $      0.04               0.02               0.30
Net earnings per share - diluted                                  0.04               0.01               0.30

Weighted average shares outstanding - basic                 14,018,715         13,813,774         13,767,312
Weighted average shares outstanding - diluted               14,142,996         14,019,794         14,021,926


          See accompanying notes to consolidated financial statements.

                        CUMBERLAND BANCORP, INCORPORATED
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

           (Dollars in thousands, except share and per share amounts)


                                                                                                         Accumulated
                                                    Common Stock             Additional                     Other          Total
                                               -------------------------       Paid-In        Retained   Comprehensive Shareholders'
                                                  Shares         Amount        Capital        Earnings      Income        Equity
                                               -----------       -------     ----------     -----------  ------------- ------------

Balance at January 1, 2000                       6,857,620       $ 3,429       $ 25,110       $  7,194       $(458)      $ 35,275

Additional shares issued for Bank of Dyer               --            --             --             15          --             15
Proceeds from sale of common stock                  34,678            17            410             --          --            427
Exercise of stock options                            1,330             1              6             --          --              7
Dividends ($0.05 per share)                             --            --             --           (688)         --           (688)
Comprehensive income:
   Net earnings                                         --            --             --          4,161          --          4,161
Other comprehensive income:
   Change in unrealized loss on
     securities available for sale,
     net of $171 in income taxes                        --            --             --             --         279            279
                                                                                                                         --------
Total comprehensive income                                                                                                  4,440
                                               -----------       -------       --------       --------       -----       --------

Balance at December 31, 2000                     6,893,628       $ 3,447       $ 25,526       $ 10,682       $(179)      $ 39,476

Purchase and retirement of common stock            (47,000)          (24)          (259)            --          --           (283)
Issuance of common stock in connection
   with the acquisition of minority
   interest of Bank of Mason                        53,250            27            453             --          --            480
Two for one stock split                          6,899,878         3,450         (3,450)            --          --             --
Exercise of stock options                            8,480             4             19             --          --             23
Dividends ($0.06 per share)                             --            --             --           (830)         --           (830)
Comprehensive income:
   Net earnings                                         --            --             --            209          --            209
Other comprehensive income:
   Change in unrealized loss on
     securities available for sale, net
     of $146 in income taxes                            --            --             --             --         238            238
                                                                                                                         --------
Total comprehensive income                                                                                                    447
                                               -----------       -------       --------       --------       -----       --------

Balance at December 31, 2001                    13,808,236       $ 6,904       $ 22,289       $ 10,061       $  59       $ 39,313

Issuance of common stock                         1,342,710           671          4,700             --          --          5,371
Exercise of stock options                          231,680           116            515             --          --            631
Dividends ($0.06 per share)                             --            --             --           (833)         --           (833)
Comprehensive income:
   Net earnings                                         --            --             --            521          --            521
Other comprehensive income:
   Change in unrealized loss on
     securities available for sale,
     net of $307 in income taxes                        --            --             --             --         754            754
   Less: adjustment for gains included
     in net income, net of $177 in
     income taxes                                       --            --             --             --        (284)          (284)
                                                                                                                         --------
Total comprehensive income                                                                                                    991
                                               -----------       -------       --------       --------       -----       --------

Balance at December 31, 2002                    15,382,626       $ 7,691       $ 27,504       $  9,749       $ 529       $ 45,473
                                               ===========       =======       ========       ========       =====       ========


          See accompanying notes to consolidated financial statements.

                        CUMBERLAND BANCORP, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

           (Dollars in thousands, except share and per share amounts)


                                                                                2002               2001               2000
                                                                              --------           --------           ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $    521           $    209           $   4,161
   Adjustments to reconcile net income to net cash from
    operating activities:
     Provision for loan losses                                                   6,800              6,377               2,636
     Depreciation and amortization                                               1,698              1,876               1,543
     Operations of unconsolidated affiliates                                       150                505                 308
     Origination of mortgage loans held for sale                               (61,824)           (47,277)            (65,311)
     Proceeds from sale of mortgage loans held for sale                         60,464             42,396              66,196
     Federal Home Loan Bank stock dividend                                        (321)              (493)               (562)
     Net gain on securities transactions                                          (461)                --                  --
     Net (gain) loss on sale of other real estate                                 (199)                 3                  (3)
   Net change in:
       Deferred income tax benefits                                                323             (1,375)                150
       Accrued interest receivable                                                 771                951              (1,571)
       Accrued interest payable and other liabilities                           (1,038)              (716)              1,556
       Other, net                                                               (9,296)              (141)             (3,059)
                                                                              --------           --------           ---------
     Total adjustments                                                          (2,933)             2,106               1,884
                                                                              --------           --------           ---------
       Net cash from operating activities                                       (2,412)             2,315               6,045
                                                                              --------           --------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net change in interest-bearing deposits in financial institutions            (4,903)            10,425              (9,592)
   Purchases of securities available for sale                                  (83,088)           (38,118)               (639)
   Proceeds from maturities, paydowns, and calls of securities
     available for sale                                                         23,918             11,108               1,171
   Proceeds from sales of securities available for sale                         23,865                 --                  --
   Purchases of securities held to maturity                                     (7,097)           (11,632)             (3,902)
   Proceeds from maturities, paydowns, and calls of securities
     held to maturity                                                            8,344              7,322               2,147
   Net change in loans                                                          (9,431)           (21,768)            (69,431)
   Investments in unconsolidated affiliates                                     (1,118)              (212)             (2,904)
   Purchases of premises and equipment, net                                     (1,193)            (2,166)            (10,329)
   Proceeds from sale of other real estate                                       9,710              3,942               1,175
                                                                              --------           --------           ---------
       Net cash from investing activities                                      (40,993)           (41,099)            (92,304)
                                                                              --------           --------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in deposits                                                       43,574             25,282              88,890
   Federal funds purchased                                                       5,661             (7,900)              7,300
   Repayments of Federal Home  Loan Bank advances                                1,300             24,652             107,200
   Proceeds from Federal Home Loan Bank advances                                (1,300)           (20,011)           (100,543)
   Proceeds from notes payable                                                      --                 --               4,325
   Repayments of notes payable                                                  (2,159)            (1,090)             (3,031)
   Proceeds from issuance of trust preferred securities                             --              4,000               8,000
   Dividends paid                                                                 (830)              (795)               (516)
   Repurchase and retirement of common stock                                        --               (283)                 --
   Proceeds from issuance of common stock                                        6,002                 23                 434
                                                                              --------           --------           ---------
       Net cash from financing activities                                       52,248             23,878             112,059
                                                                              --------           --------           ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                          8,843            (14,906)             25,800
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  40,399             55,305              29,505
                                                                              --------           --------           ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $ 49,242           $ 40,399           $  55,305
                                                                              ========           ========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                              $ 19,508           $ 29,601           $  25,435
   Income taxes paid                                                             1,253              1,627               3,097

NON-CASH ACTIVITIES:
   Issuance of common stock - due to acquisitions                                   --                480                  15
   Assets acquired through foreclosure                                           9,388              8,130               1,888

          See accompanying notes to consolidated financial statements.

                        CUMBERLAND BANCORP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

           (Dollars in thousands, except share and per share amounts)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of Cumberland Bancorp, Incorporated and Subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices within the banking and financial services industry. The significant policies are summarized as follows:

Basis of Presentation: The accompanying consolidated financial statements include the accounts of Cumberland Bancorp, Incorporated (the Company) and its subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations: Substantially all of the assets, liabilities, and operations presented in the consolidated financial statements are attributable to the five subsidiary banks: Cumberland Bank, BankTennessee, The Community Bank, Bank of Dyer, and Bank of Mason (collectively, the "Banks"). The Banks provide a variety of banking services to individuals and businesses through their eighteen branches located across ten counties in Middle and West Tennessee. Their primary deposit products are demand deposits, savings deposits, and certificates of deposit, and their primary lending products are commercial business, real estate mortgage, and installment loans. Other financial services such as credit insurance, investment products, consumer loan services, and property and casualty insurance are also provided by subsidiaries or divisions of the Banks.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses and fair value of financial instruments are particularly subject to change.

Cash Flows: Cash and cash equivalents includes cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for loans and deposit transactions.

Cash and Due From Banks: Deposits in excess of $100 are not insured by the Federal Deposit Insurance Corporation. Although the Company has several deposit accounts in excess of this limit as of December 31, 2002, credit risk is considered nominal.

Included in cash and due from banks are legal reserve requirements, which must be maintained on an average basis in the form of cash and balances due from the Federal Reserve and other banks. Cash on hand or on deposit with the Federal Reserve Bank of $2,381 was required to meet regulatory reserve and clearing requirements at year-end 2002. These balances do not earn interest.

                        CUMBERLAND BANCORP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

           (Dollars in thousands, except share and per share amounts)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities: Securities are classified as held to maturity and carried at amortized cost when the Company has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income.

Interest income includes amortization of purchase premium or discount. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

Loans: Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued, but not received, for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. The Company estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

                        CUMBERLAND BANCORP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

           (Dollars in thousands, except share and per share amounts)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mortgage Banking Activities: The Banks originate mortgage loans for sale and these loans are generally sold at origination. Loans held for sale are carried at the lower of cost or fair value, on an aggregate basis. Origination fees are recorded as income when the loans are sold to third party investors.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation has been computed on straight-line method, based on the estimated useful lives of the respective asset which range from 3 to 10 years for furniture, fixtures, and equipment and 5 to 40 years for buildings and improvements.

Restricted Equity Securities: These amounts are stated at cost, and consist primarily of Federal Home Loan Bank and Federal Reserve Bank Stock.

Loan Servicing Rights: Loan servicing rights represent the allocated value of retained servicing rights on loans sold. Servicing assets are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the assets, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Goodwill: Goodwill results from prior business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Upon adopting new accounting guidance on January 1, 2002, the company ceased amortizing goodwill. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. The effect on net income of ceasing goodwill amortization in 2002 was $70, net of income tax.

Long-term Assets: Premises and equipment, goodwill, other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise plan equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                        CUMBERLAND BANCORP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

           (Dollars in thousands, except share and per share amounts)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                                                     2002            2001            2000
                                                    -----           -----           -------

Net income as reported                              $ 521           $ 209           $ 4,161
Deduct:  Stock-based compensation expense
  determined under fair value based method           (130)           (202)             (201)
                                                    -----           -----           -------
Pro forma net income                                $ 391           $   7           $ 3,960
                                                    =====           =====           =======

Basic earnings per share as reported                 0.04            0.02              0.30
Pro forma basic earnings per share                   0.01            0.00              0.29

Diluted earnings per share as reported               0.04            0.01              0.30
Pro forma diluted earnings per share                 0.01            0.01              0.28

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                          2002            2001            2000
                                         -----           -----           -----

Risk-free interest rate                   4.71%           4.31%           6.00%
Expected option life                     7 yrs.          7 yrs.          5 yrs.
Expected stock price volatility             18%             18%             40%
Dividend yield                            1.50%           1.46%           0.80%

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which are also recognized as separate components of equity.

                        CUMBERLAND BANCORP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

           (Dollars in thousands, except share and per share amounts)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Segments: While the chief decision-makers monitor the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Newly Issued But Not Yet Effective Accounting Standards: New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt were issued in 2002. The Company determined that when the new accounting standards are adopted in 2003 they will not have a material impact on the Company's financial condition or results of operations.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters than will have a material effect on the financial statements.

Reclassifications: Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

NOTE 2 - INTEREST BEARING DEPOSITS

At December 31, 2002, the Company had demand deposits totaling $6,415 at the Federal Home Loan Bank (FHLB). Additionally, the Company held $2,031 in certificates of deposit with non-affiliated banks and $1,020 with its affiliates.

At December 31, 2001, the Company had demand deposits totaling $2,491 at the FHLB. In addition, the Company held $1,927 in demand deposits at non-affiliated banks. The Company also held demand deposits of $145 with non-financial institutions.

NOTE 3 - BUSINESS COMBINATIONS AND ACQUISITIONS

During 2000, the Company purchased additional shares of stock in the Bank of Mason for $365 giving the Company 53% of the outstanding stock at December 31, 2000. The excess cash paid over the fair value of net assets acquired is recorded as goodwill in the consolidated financial statements. The Bank of Mason has been included in the consolidated financial statements of the Company for the period in which Cumberland Bancorp, Incorporated had controlling interest. Bank of Mason has approximately $10 million in total assets. On January 31, 2001, the Company issued 53,250 shares for the remaining interest in Bank of Mason.

                        CUMBERLAND BANCORP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

           (Dollars in thousands, except share and per share amounts)


NOTE 4 - SECURITIES

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

                                                               Gross          Gross
                                                Fair        Unrecognized   Unrecognized
                                                Value          Gains          Losses
                                               -------      ------------   -----------

December 31, 2002
   U.S. Treasury and U.S. government
    agencies                                   $ 6,923          $ 97          $  --
   Obligations of state and political
    subdivisions                                   723            27             --
   Mortgage-backed                              69,524           562            (79)
   Marketable equity securities                  1,108            --            (85)
   Other debt securities                           773            19             --
                                               -------          ----          -----

       Total                                   $79,051          $705          $(164)
                                               =======          ====          =====

December 31, 2001

   U.S. Treasury and U.S. government
    agencies                                   $25,222          $190          $ (12)
   Obligations of state and political
    subdivisions                                 3,933            49            (27)
   Mortgage-backed                              10,467            49            (10)
   Marketable equity securities                  1,329            --           (166)
   Other debt securities                         1,863            21             (1)
                                               -------          ----          -----

       Total                                   $42,814          $309          $(216)
                                               =======          ====          =====

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

                                                               Gross          Gross
                                               Carrying     Unrecognized   Unrecognized       Fair
                                                Amount         Gains          Losses          Value
                                               --------     ------------   ------------      -------

December 31, 2002
   U.S. Treasury and U.S. government
    agencies                                   $ 3,398          $ 39          $(18)          $ 3,419
   Obligations of state and political
    subdivisions                                 2,823            77            --             2,900
   Mortgage-backed                               2,651            38            (8)            2,681
   Other debt securities                         2,616            --            --             2,616
                                               -------          ----          ----           -------
       Total                                   $11,488          $154          $(26)          $11,616
                                               =======          ====          ====           =======

                        CUMBERLAND BANCORP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

           (Dollars in thousands, except share and per share amounts)


NOTE 4 - SECURITIES (Continued)

                                                               Gross          Gross
                                               Carrying     Unrecognized   Unrecognized       Fair
                                                Amount         Gains          Losses          Value
                                               --------     ------------   ------------      -------

December 31, 2001
   U.S. Treasury and U.S. government
    agencies                                   $ 6,297          $12          $ --           $ 6,309
   Obligations of state and political
    subdivisions                                   918           19            (1)              936
   Mortgage-backed                               2,912           33           (12)            2,933
   Other debt securities                         2,608           28            --             2,636
                                               -------          ---          ----           -------

       Total                                   $12,735          $92          $(13)          $12,814
                                               =======          ===          ====           =======

Sales of available for sale securities were as follows:

                       2002            2001          2000
                      -------          ----          ----

Proceeds              $23,090          $ --          $ --
Gross gains               469            --            --
Gross losses               41            --            --

Proceeds from redemptions of held to maturity securities were $1,832 in 2002, resulting in net realized gains of $33 during 2002. These securities were considered as maturities for purposes of the classification of securities under FAS 115.

Contractual maturities of securities at year-end 2002 are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                             Held to maturity
                                        --------------------------           Available
                                        Carrying            Fair             for sale
                                         Amount             Value           Fair Value
                                        --------           -------          ---------

Due in one year or less                 $   101            $   103            $    --
Due from one to five years                1,318              1,360              6,709
Due from five to ten years                3,588              3,622                521
Due after ten years                       1,215              1,233                416
Mortgage-backed                           2,650              2,682             69,524
Marketable equity securities                 --                 --              1,108
Other debt securities                     2,616              2,616                773
                                        -------            -------            -------

    Total                               $11,488            $11,616            $79,051
                                        =======            =======            =======

Securities with carrying amounts of approximately $22,770 at December 31, 2002 and $17,822 at December 31, 2001 were pledged to secure deposits and for other purposes as required or permitted by law.

                        CUMBERLAND BANCORP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

           (Dollars in thousands, except share and per share amounts)


NOTE 4 - SECURITIES (Continued)

At December 31, 2002, the Company did not hold securities of any single issuer, other than obligations of the U. S. Treasury and other U. S. Government agencies, whose aggregate book value exceeded ten percent of shareholders' equity.

NOTE 5 - LOANS

A summary of loans outstanding by category follows:

                                                            2002                  2001
                                                          ---------             ---------

Real estate:
     Construction and development                         $  71,907             $  73,713
     One-to-four family residential properties              169,220               181,675
     Commercial                                              93,894                68,089
Commercial                                                  145,409               142,122
Consumer                                                     44,978                57,517
Other                                                         1,103                 1,115
                                                          ---------             ---------
     Total loans                                            526,511               524,231
Net deferred loan fees and discounts                            (42)                 (548)
Unearned income                                                (254)               (1,438)
                                                          ---------             ---------
     Subtotal                                               526,215               522,245
Allowance for loan losses                                    (9,062)               (9,023)
                                                          ---------             ---------

     Loans, net                                           $ 517,153             $ 513,222
                                                          =========             =========

In addition to the loans shown above, loans serviced for others totaled $74,139 and $69,758 at December 31, 2002 and 2001.

Certain parties (principally, directors and officers of the Company or the Banks, including their affiliates, families, and companies in which they hold ten percent or more ownership) were customers of, and had loans and other transactions with the Banks in the ordinary course of business. The outstanding balances of such loans totaled $3,922 and $5,207 at December 31, 2002 and December 31, 2001. These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectibility or present other unfavorable features. During 2002 and 2001, the Company advanced $1,157 and $2,370 and received payments of $2,442 and $3,323 on such loans.

                        CUMBERLAND BANCORP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

           (Dollars in thousands, except share and per share amounts)


NOTE 5 - LOANS (Continued)

Activity in the allowance for loan losses was as follows:

                                                          2002                2001               2000
                                                        -------             -------             -------

Balance at beginning of year                            $ 9,023             $ 6,137             $ 5,146
Allowance for loan losses due to acquisition                 --                  --                  57
Provision charged to operating expenses                   6,800               6,377               2,636
Loans charged off                                        (7,399)             (3,903)             (1,861)
Recoveries on previously charged off loans                  638                 412                 159
                                                        -------             -------             -------

Balance at end of year                                  $ 9,062             $ 9,023             $ 6,137
                                                        =======             =======             =======

Impaired loans were as follows:

                                                               2002               2001
                                                             -------            -------

Year-end loans with no allocated allowance
  for loan losses                                            $    --            $    --
Year-end loans with allocated allowance
  for loan losses                                             18,435             12,625
                                                             -------            -------

  Total                                                      $18,435            $12,625
                                                             =======            =======

Amount of the allowance for loan losses allocated            $ 2,765            $ 1,894

                                                      2002                2001             2000
                                                     -------            -------            ------

Average of impaired loans during the year            $15,701            $10,649            $5,085
Lost interest income during impairment                 1,152                855               499

Cash-basis interest income recognized on impaired loans for 2002, 2001 and 2000 was immaterial to the operations.

Nonperforming loans were as follows:

                                                        2002                2001
                                                        -----              -------

Loans past due over 90 days still on accrual            $    --            $ 1,168
Nonaccrual loans                                         18,435             12,625

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

                        CUMBERLAND BANCORP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

           (Dollars in thousands, except share and per share amounts)


NOTE 6 - BANK PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31, 2002 and 2001.

                                              2002               2001
                                             -------            -------

Land                                         $ 5,666            $ 5,489
Buildings and improvements                    15,993             15,593
Leasehold improvements                           816                900
Furniture, fixtures and equipment              8,291              8,360
Automobile                                       270                228
Construction in process                          511                643
                                             -------            -------
                                              31,547             31,213
Less:  Accumulated depreciation                8,181              7,342
                                             -------            -------

    Net premises and equipment               $23,366            $23,871
                                             =======            =======

Depreciation expense related to premises and equipment amounted to $1,698 in 2002, $1,762 in 2001 and $1,444 in 2000.

The Company has entered into various noncancellable operating lease arrangements in connection with its operating locations. Based upon these agreements at December 31, 2002, future minimum lease commitments are as follows:

   2003          $  308
   2004             214
   2005             135
   2006             128
   2007             122
Thereafter          154
                 ------
                 $1,061
                 ======

Rent expense relating to these agreements which are included in occupancy expense amounted to $264 in 2002, $235 in 2001 and $265 in 2000.

During 2002, the subsidiaries of the Company leased certain premises from related parties. The related expense from the leases totaled approximately $34.

                        CUMBERLAND BANCORP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

           (Dollars in thousands, except share and per share amounts)


NOTE 7 - INVESTMENT IN UNCONSOLIDATED AFFILIATES

Investments in unconsolidated affiliates consist of the following at December 31, 2002 and 2001:

                                                                     2002              2001
                                                                    ------            ------

Investment in Murray Bank (50% ownership)                           $3,493            $2,833
Investment in Insurors Bank of Tennessee (50% ownership)             2,332             2,095
Other investments in other unconsolidated affiliates                   338               267
                                                                    ------            ------

                                                                    $6,163            $5,195
                                                                    ======            ======

The Company uses the equity method of accounting in recording investments in the unconsolidated affiliates shown above. The initial investment is recorded at cost and the carrying amount of the investment is increased or decreased by the proportionate share of earnings or losses. Any dividends received are recorded as a reduction in the investment.

Condensed financial information for The Murray Bank (TMB) and Insurors Bank of Tennessee (IBOT) are as follows as of December 31, 2002 and 2001:

CONDENSED BALANCE SHEETS

                                                                 TMB                                   IBOT
                                                      --------------------------            --------------------------
                                                        2002              2001               2002               2001
                                                      -------            -------            -------            -------

ASSETS:
Cash and due from banks                               $ 4,152            $ 3,114            $   757            $   591
Federal funds sold                                      8,488              5,051                325                900
Securities available for sale                          25,837              9,380              6,191              3,475
Securities held to maturity                                --                450                 --                 --
Loans, net                                             54,631             48,631             33,120             15,413
Premises and equipment, net                             2,303              1,965                515                441
Accrued interest receivable                               583                531                151                 86
Restricted equity securities                              324                180                433                328
Other assets                                              123                257                199                 68
                                                      -------            -------            -------            -------

     Total assets                                     $96,441            $69,559            $41,691            $21,302
                                                      =======            =======            =======            =======

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Total deposits                                        $87,541            $62,104            $30,971            $13,978
Borrowings                                              1,141              1,203              5,791              2,997
Accrued interest payable                                  333                392                206                 43
Other liabilities                                         441                188                 59                 95
                                                      -------            -------            -------            -------
Total liabilities                                      89,456             63,887             37,027             17,113
Shareholders' equity                                    6,985              5,672              4,664              4,189
                                                      -------            -------            -------            -------

Total liabilities and shareholders' equity            $96,441            $69,559            $41,691            $21,302
                                                      =======            =======            =======            =======

                        CUMBERLAND BANCORP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

           (Dollars in thousands, except share and per share amounts)


NOTE 7 - INVESTMENT IN UNCONSOLIDATED AFFILIATES (Continued)

CONDENSED INCOME STATEMENT

                                                    TMB                                               IBOT
                                   --------------------------------------          -----------------------------------------
                                    2002            2001            2000            2002              2001              2000
                                   ------          ------          ------          -------           -------           -----

Net interest income                $2,482          $1,835          $1,030          $ 1,077           $   419           $  39
Provision for loan losses             128             373             129              256                --              --
Noninterest income                    662             492             254               77                16               8
Noninterest expense                 2,249           1,778           1,259            1,554             1,622             531
Income tax expense                    261              51              24               --                --              --
                                   ------          ------          ------          -------           -------           -----
Net income (loss)                  $  506          $  125          $ (128)         $  (656)          $(1,187)          $(484)
                                   ======          ======          ======          =======           =======           =====

NOTE 8 - GOODWILL

The change in the carrying amount of goodwill for the year is as follows:

Beginning of year                              $1,597
Goodwill from acquisition during year              --
                                               ------

End of year                                    $1,597
                                               ======

Goodwill is no longer amortized starting in 2002. The effect of not amortizing goodwill is summarized as follows:

                                                               2002            2001             2000
                                                             -------          -------          -------

Reported net income                                          $   521          $   209          $ 4,161
Add back:  goodwill amortization, net of income tax               --               70               66
                                                             -------          -------          -------

     Adjusted net income                                     $   521          $   279          $ 4,227
                                                             =======          =======          =======

Basic earnings per share:
     Reported net income                                     $  0.04          $  0.02          $  0.30
     Goodwill amortization                                        --             0.01               --
                                                             -------          -------          -------

     Adjusted net income                                     $  0.04          $  0.03          $  0.30
                                                             =======          =======          =======

Diluted earnings per share:
     Reported net income                                     $  0.04          $  0.01          $  0.30
     Goodwill amortization                                        --               --               --
                                                             -------          -------          -------

     Adjusted net income                                     $  0.04          $  0.01          $  0.30
                                                             =======          =======          =======

                        CUMBERLAND BANCORP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

           (Dollars in thousands, except share and per share amounts)


NOTE 9 - DEPOSITS

A summary of deposits at December 31, 2002 and 2001 is as follows:

                                                       2002              2001
                                                     --------          --------

Noninterest-bearing demand                           $ 56,639          $ 52,395
   Interest-bearing demand                            193,033           174,328
Savings                                                28,562            18,572
Certificates of deposit of $100,000 or more           120,796           145,485
Other time                                            193,968           158,644
                                                     --------          --------

     Total deposits                                  $592,998          $549,424
                                                     ========          ========

Schedule maturities of time deposits for the next five years were as follows:

2003               $241,012
2004                 44,712
2005                 16,649
2006                  4,524
2007                  7,867

Deposits from principal officers, directors, and their affiliates at year-end 2002 were $2,349.

NOTE 10 - ADVANCES FROM FEDERAL HOME LOAN BANK

The Federal Home Loan Bank (FHLB) of Cincinnati advances funds to the Company with the requirement that the advances are secured by qualifying loans, essentially home mortgages (1-4 family residential). To participate in this program, the Company is required to be a member of the Federal Home Loan Bank and own stock in the FHLB. The Company has $4,216 of such stock at December 31, 2002 to satisfy this requirement.

At both December 31, 2002 and 2001, advances from the FHLB totaled $50,852. The interest rates on these advances ranged from 3.83% to 5.45%. Qualifying loans totaling $94,117 and $76,278 were pledged as security under a blanket pledge agreement with the FHLB at December 31, 2002 and 2001. Securities totaling $21,670 and $7,772 were also pledged for these borrowings at December 31, 2002 and 2001.

                        CUMBERLAND BANCORP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

           (Dollars in thousands, except share and per share amounts)


NOTE 10 - ADVANCES FROM FEDERAL HOME LOAN BANK (Continued)

Maturities of the advances from FHLB at December 31, 2002 are as follows:

2003                 $    --
2004                     852
2005                   1,000
2006                   1,000
2007                      --
Later years           48,000
                     -------

                     $50,852
                     =======

NOTE 11 - NOTES PAYABLE

Notes payable consist of the following:

                                                                                                2002            2001
                                                                                               ------          ------

Note payable to a lending institution which bears interest at a rate of 8.25%
until June 14, 2003, at which time the rate will be at prime. Interest is payable quarterly and principal is payable quarterly or on an annual basis of at least 10% of the outstanding balance commencing on June 15, 1998. The note is secured by 100% of the common stock of Cumberland Bank. This note was repaid
March 20, 2002                                                                                 $   --          $  859

$5,000,000 line of credit from a lending institution with an optional variable or fixed interest rate to be selected for each advance. Variable rate equal to
90 day LIBOR Rate plus 225 basis points. Advances can be made on the line from inception to June 30, 2003. Interest is payable quarterly. Principal is payable in forty equal quarterly payments commencing September 30, 2002 of 2.50% of the respective advances. Advances made on or after July 1, 2002 through June 30,
2003 shall convert to thirty-six quarterly interest plus principal payments beginning September 30, 2003. Quarterly principal payments shall be 2.78% of the respective balance for each advance. The note is secured by all of the outstanding shares of the capital stock of Cumberland Bank, BankTennessee, The
Community Bank, The Bank of Dyer and any shares of capital stock the Company
owns in any other banks                                                                         1,900           2,000

$6,000,000 line of credit from a lending institution which bears interest at a rate of 7.50%. Advances can no longer be made on this line. Interest is payable quarterly and principal is payable in ten annual installments of $600,000 commencing April 1, 2000. The note is secured by 100% of the common stock of
Cumberland Bank, BankTennessee, and The Community Bank                                          3,600           4,800
                                                                                               ------          ------
                                                                                               $5,500          $7,659
                                                                                               ======          ======

                        CUMBERLAND BANCORP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

           (Dollars in thousands, except share and per share amounts)


NOTE 11 - NOTES PAYABLE (Continued)

Minimum annual principal payments for future years are as follows:

2003              $  800
2004                 800
2005                 800
2006                 800
2007                 800
Later years        1,500
                  ------

                  $5,500
                  ======

The Company has agreed to certain covenants in connection with the notes payable to the lending institution. These covenants include, among other things, minimum financial ratios for the subsidiary Banks. The Banks were not in compliance with all of the provisions of the loan covenants as of December 31, 2002. The Company has obtained a waiver of these covenants from the lending institution.

One of the more significant covenants states if the Company is current on principal and interest payments, it will be permitted to pay dividends to shareholders not exceeding twenty-five percent of net earnings.

NOTE 12 - TRUST PREFERRED SECURITIES

On December 29, 2000, Cumberland Bancorp, Incorporated, through Cumberland Capital Trust I and with the assistance of its Placement Agent, sold to institutional investors $8,000,000 of capital securities. Cumberland Capital Trust I, a Delaware business trust wholly owned by Cumberland Bancorp, Incorporated, issued $8,000,000 of Floating Rate Capital Securities. Holders of the Capital Securities are entitled to receive preferential cumulative cash distributions from the Trust, at a rate per annum reset quarterly equal to the sum of three month LIBOR plus 350 basis points applied to the liquidation amount of $1,000 per Capital Security, accruing from the date of original issuance and payable quarterly in arrears on January 1, April 1, July 1 and October 1 each year commencing April 1, 2001. The rate was 5.15% at December 31, 2002. The Company can defer payment of the cash distributions on the securities at any time or from time to time for a period not to exceed twenty consecutive quarters.

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

                        CUMBERLAND BANCORP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

           (Dollars in thousands, except share and per share amounts)


NOTE 12 - TRUST PREFERRED SECURITIES (Continued)

On July 31, 2001, Cumberland Bancorp, Incorporated, through Cumberland Capital Trust II and with the assistance of its Placement Agent, sold to institutional investors $4,000,000 of capital securities. Cumberland Capital Trust II, a Connecticut business trust wholly-owned by Cumberland Bancorp, Incorporated, issued $4,000,000 of Floating Rate Capital Securities. Holders of the Capital Securities are entitled to receive preferential cumulative cash distributions from the Trust, at a rate per annum reset quarterly equal to the sum of three month LIBOR plus 358 basis points applied to the liquidation amount of $1,000 per Capital Security, accruing from the date of original issuance and payable quarterly in arrears on January 31, April 30, July 31 and October 31 each year commencing October 31, 2001. The rate was 5.34% at December 31, 2002. The Company can defer payment on the securities at any time or from time to time for a period not to exceed twenty consecutive quarters.

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

NOTE 13 - INCOME TAXES

Income tax expense (benefit) consist of the following:

                                                       2002           2001               2000
                                                       ----          -------           -------

Current federal                                        $ 17          $ 1,279           $ 2,398
Current state                                             9              255               456
                                                       ----          -------           -------
     Total current tax                                   26            1,534             2,854
                                                       ----          -------           -------

Deferred federal                                        166           (1,283)             (357)
Deferred state                                           39             (238)              (66)
                                                       ----          -------           -------
     Total deferred tax benefits                        205           (1,521)             (423)
                                                       ----          -------           -------
Tax benefits credited to shareholders' equity
  related to exercise of stock options                   --                5                 5
                                                       ----          -------           -------

     Total income tax expense                          $231          $    18           $ 2,436
                                                       ====          =======           =======

                        CUMBERLAND BANCORP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

           (Dollars in thousands, except share and per share amounts)


NOTE 13 - INCOME TAXES (Continued)

Significant temporary differences between tax and financial reporting that result in deferred tax assets (liabilities) included in other assets on the consolidated balance sheet are as follows at December 31, 2002 and 2001:

                                                   2002             2001
                                                 -------           -------

Allowance for loan losses                        $ 3,535           $ 3,323
Deferred loan fees                                    89               135
Other                                                370               529
                                                 -------           -------
         Total deferred tax assets                 3,994             3,987
                                                 -------           -------

FHLB stock dividends                             $  (734)          $  (659)
Premises and equipment                              (495)             (491)
Unrealized gain on securities                       (205)              (87)
Loan servicing rights                                (84)             (107)
Other                                               (244)              (88)
                                                 -------           -------
         Total deferred tax liabilities           (1,762)           (1,432)
                                                 -------           -------

         Net deferred tax asset                  $ 2,232           $ 2,555
                                                 =======           =======

A reconciliation of the provision for income taxes with the amount of income taxes computed by applying the federal statutory rate (34%) to earnings before income taxes follows:

                                                              2002           2001            2000
                                                             -----           ----           -------

Computed expected provision for income taxes                 $ 256           $ 77           $ 2,243
Increase (decrease) in taxes resulting from:
     State income taxes, net of federal tax benefit             32             11               261
     Tax exempt interest                                       (77)           (75)              (69)
     Other, net                                                 20              5                 1
                                                             -----           ----           -------

         Total provision for income taxes                    $ 231           $ 18           $ 2,436
                                                             =====           ====           =======

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

                        CUMBERLAND BANCORP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

           (Dollars in thousands, except share and per share amounts)


NOTE 14 - REGULATORY CAPITAL STANDARDS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.

As of December 31, 2002, the most recent notification from the Federal Reserve Bank categorized the Company and all Bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Banks must maintain total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the category.

                        CUMBERLAND BANCORP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

           (Dollars in thousands, except share and per share amounts)


NOTE 14 - MINIMUM CAPITAL STANDARDS (Continued)


The Company and the Banks' actual capital amounts and ratios at December 31, 2002 and 2001 are as follows:

                                                                                To be well
                                                                            capitalized under
                                                     Required                prompt corrective
                                                     Minimum                 action provisions                  Actual
                                              --------------------         ---------------------         --------------------
December 31, 2002
                                              Amount        Ratios         Amount         Ratios         Amount        Ratios
                                              ------        ------         ------         ------         ------        ------

Tier I to average assets -leverage
    Cumberland Bancorp, Inc.                  27,947         4.00%         34,933          5.00%         55,544          7.95%
    Cumberland Bank                           11,024         4.00%         13,780          5.00%         20,255          7.35%
    BankTennessee                              7,439         4.00%          9,299          5.00%         13,901          7.47%
    The Community Bank                         6,691         4.00%          8,363          5.00%         14,417          8.62%
    Bank of Dyer                               2,024         4.00%          2,530          5.00%          3,777          7.46%
    Bank of Mason                                426         4.00%            532          5.00%          1,088         10.22%

Tier I to risk-weighted assets
    Cumberland Bancorp, Inc.                  27,947         4.00%         34,933          6.00%         55,544         10.92%
    Cumberland Bank                           11,024         4.00%         13,780          6.00%         20,255          9.57%
    BankTennessee                              7,439         4.00%          9,299          6.00%         13,901         10.49%
    The Community Bank                         6,691         4.00%          8,363          6.00%         14,417         11.91%
    Bank of Dyer                               2,024         4.00%          2,530          6.00%          3,777         11.40%
    Bank of Mason                                426         4.00%            532          6.00%          1,088         20.60%

Total capital to risk-weighted assets
    Cumberland Bancorp, Inc.                  27,947         8.00%         34,933         10.00%         61,935         12.18%
    Cumberland Bank                           11,024         8.00%         13,780         10.00%         22,911         10.82%
    BankTennessee                              7,439         8.00%          9,299         10.00%         15,578         11.76%
    The Community Bank                         6,691         8.00%          8,363         10.00%         15,930         13.16%
    Bank of Dyer                               2,024         8.00%          2,530         10.00%          4,198         12.67%
    Bank of Mason                                426         8.00%            532         10.00%          1,154         21.85%

                        CUMBERLAND BANCORP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

           (Dollars in thousands, except share and per share amounts)


NOTE 14 - MINIMUM CAPITAL STANDARDS (Continued)

                                                                                To be well
                                                                            capitalized under
                                                     Required                prompt corrective
                                                     Minimum                 action provisions                  Actual
                                              --------------------         ---------------------         --------------------
December 31, 2001
                                              Amount        Ratios         Amount         Ratios         Amount        Ratios
                                              ------        ------         ------         ------         ------        ------

Tier I to average assets -leverage
    Cumberland Bancorp, Inc.                  $27,089         4.00%         33,861          5.00%         50,612          7.47%
    Cumberland Bank                            10,682         4.00%         13,352          5.00%         19,006          7.12%
    BankTennessee                               7,974         4.00%          9,968          5.00%         15,518          7.78%
    The Community Bank                          5,969         4.00%          7,461          5.00%          9,844          6.60%
    Bank of Dyer                                2,037         4.00%          2,547          5.00%          3,588          7.04%
    Bank of Mason                                 426         4.00%            533          5.00%          1,001          9.40%

Tier I to risk-weighted assets
    Cumberland Bancorp, Inc.                   20,162         4.00%         30,243          6.00%         50,612         10.04%
    Cumberland Bank                             8,051         4.00%         12,076          6.00%         19,006          9.44%
    BankTennessee                               6,114         4.00%          9,171          6.00%         15,518         10.15%
    The Community Bank                          4,198         4.00%          6,296          6.00%          9,844          9.38%
    Bank of Dyer                                1,348         4.00%          2,022          6.00%          3,588         10.65%
    Bank of Mason                                 217         4.00%            326          6.00%          1,001         18.43%

Total capital to risk-weighted assets
    Cumberland Bancorp, Inc.                   40,323         8.00%         50,404         10.00%         56,877         11.28%
    Cumberland Bank                            16,102         8.00%         20,127         10.00%         21,526         10.69%
    BankTennessee                              12,228         8.00%         15,285         10.00%         17,450         11.42%
    The Community Bank                          8,395         8.00%         10,494         10.00%         11,157         10.63%
    Bank of Dyer                                2,696         8.00%          3,370         10.00%          4,013         11.91%
    Bank of Mason                                 435         8.00%            543         10.00%          1,076         19.81%

The Company and its subsidiaries, Cumberland Bank, BankTennessee and Bank of Dyer, have informally agreed with or committed to bank regulatory officials to take various actions, including to reduce the level of criticized or non-performing loans, to improve loan underwriting, problem loan resolution and collection, and strategic and capital planning, to obtain prior regulatory approval before incurring additional holding company indebtedness, repurchasing shares, or paying dividends from certain subsidiary banks to the holding company or from the holding company to shareholders, and to maintain certain capital levels at subsidiary banks in excess of those required for well capitalized status. The most restrictive of these provisions would require the Company to maintain a Tier I leverage ratio of at least 7.0% at BankTennessee, Bank of Dyer and Cumberland Bank at December 31, 2002. The Company and its subsidiaries believe they were in compliance in all material respects with these informal understandings at December 31, 2002.

                        CUMBERLAND BANCORP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

           (Dollars in thousands, except share and per share amounts)


NOTE 15 - EMPLOYEE BENEFITS

The Company maintains a 401(k) savings plan for all employees who have completed six months of service and are 21 or more years of age. Employer contributions to the plan are determined annually by the board of directors. The Company's expenses related to the plan were $233 in 2002, $398 in 2001, and $414 in 2000.


NOTE 16 - OFF-BALANCE-SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end:

                                                      2002             2001
                                                     -------         -------

Commitments to make loans                            $58,789         $49,685
Unused lines of credit and letters of credit          26,156          23,333

Commitments to make loans are generally made for periods of 60 days or less.

                        CUMBERLAND BANCORP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

           (Dollars in thousands, except share and per share amounts)


NOTE 17 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments are as follows at December 31, 2002 and 2001:

                                                              2002                               2001
                                                  --------------------------          --------------------------
                                                  Carrying           Fair             Carrying           Fair
                                                   Amount            Value             Amount            Value
                                                  --------          --------          --------          --------

Financial assets:
   Cash and due from banks                        $ 21,681          $ 21,681          $ 20,868          $ 20,868
   Federal funds sold                               27,561            27,561            19,531            19,531
   Interest-bearing deposits in
     financial institutions                          9,466             9,466             4,563             4,563
   Securities available for sale                    79,051            79,051            42,814            42,814
   Securities held to maturity                      11,488            11,616            12,735            12,814
   Loans, net of allowance                         517,183           522,382           513,222           518,788
   Accrued interest receivable                       3,922             3,922             4,693             4,693
   Restricted equity securities                      5,040             5,040             4,719             4,719
   Investment in unconsolidated
     affiliates                                      6,163             6,163             5,195             5,195
   Loan servicing rights                               213               213               327               327

Financial liabilities:
   Deposits                                        592,998           597,690           549,424           553,587
   Notes payable                                     5,500             5,766             7,659             8,088
   Federal funds purchased                           7,336             7,336             1,675             1,675
   Advances from FHLB                               50,852            55,642            50,852            52,913
   Accrued interest payable                          3,129             3,129             3,994             3,994
   Trust preferred securities                       12,000            12,000            12,000            12,000

Off-balance-sheet financial instruments:
   Commitments to extend credit                   $     --          $     --          $     --          $     --
   Standby letters of credit                            --                --                --                --

The methods of assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements.

                        CUMBERLAND BANCORP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

           (Dollars in thousands, except share and per share amounts)


NOTE 18 - STOCK OPTIONS

Options to buy stock are granted to directors, officers and employees under the Employee Stock Option Plan, which provides for issue of up to 1,100,000 options. Exercise price is the market price at date of grant, so there is no compensation expense recognized in the income statement. The maximum option term is ten years, and options vest over five years.

A summary of the activity in the plan is as follows.

                                         2002                             2001                              2000
                              --------------------------        -------------------------         -------------------------
                                               Weighted                         Weighted                          Weighted
                                                Average                          Average                           Average
                                                Exercise                         Exercise                          Exercise
                               Shares            Price           Shares           Price            Shares            Price
                              --------         ---------        --------        ---------         --------        ---------

Outstanding at
  beginning
  of year                      913,390           $3.22           924,470           $3.39           851,270           $3.08
Granted                        121,000            4.12            39,100            4.12            89,500            6.25
Exercised                     (231,680)           2.73            (8,480)           2.73            (2,660)           2.73
Forfeited or expired           (29,170)           2.97           (41,700)           2.73           (13,640)           2.73
                              --------           -----          --------           -----          --------           -----
Outstanding at
  end of year                  773,540           $3.49           913,390           $3.22           924,470           $3.39
                              ========           =====          ========           =====          ========           =====


Options exercisable
   at year-end                 615,980                           655,296                           331,888
                              ========                          ========                          ========

Weighted-average
   fair value of
   options granted
   during year                $   1.04                          $   1.03                          $   2.60
                              ========                          ========                          ========

OPTIONS OUTSTANDING AT YEAR-END 2002 WERE AS FOLLOWS:

                                             Outstanding                    Exerciseable
                               --------------------------------------   ------------------
                                              Weighted
                                               Average       Weighted             Weighted
                                              Remaining      Average               Average
Exercise                                     Contractual     Exercise             Exercise
Prices                         Number           Life          Price     Number      Price
--------                       -------       -----------     --------   -------   --------

$2.73                          463,440       5.00 years       $2.73     463,440     $2.73
$4.00                           90,500       9.00 years        4.00      22,625      4.00
$4.12                           54,100       8.28 years        4.12      21,640      4.12
$4.50                           15,500       9.00 years        4.50       3,875      4.50
$6.25                          150,000       6.51 years        6.25     104,400      6.25
                              --------                                  -------

Outstanding at year end        773,540                                  615,980
                              ========                                  =======

                        CUMBERLAND BANCORP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

           (Dollars in thousands, except share and per share amounts)


NOTE 19 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow.

                                                      2002                 2001                 2000
                                                   -----------          -----------          -----------

Basic
  Net income                                       $       521          $       209          $     4,161
                                                   ===========          ===========          ===========

    Weighted average common shares
      outstanding                                   14,018,715           13,813,774           13,767,312

  Basic earnings per common share                  $      0.04          $      0.02          $      0.30
                                                   ===========          ===========          ===========

Diluted
  Net income                                       $       521          $       209          $     4,161
                                                   ===========          ===========          ===========
    Weighted average common shares
      outstanding for basic earnings per
      common share                                  14,018,715           13,813,774           13,767,312
    Add:  Dilutive effects of assumed
      exercises of stock options                       124,281              206,020              254,614
                                                   -----------          -----------          -----------

    Average shares and dilutive potential
      common shares                                 14,142,996           14,019,794           14,021,926
                                                   ===========          ===========          ===========

  Diluted earnings per common share                $      0.04          $      0.01          $      0.30
                                                   ===========          ===========          ===========

Stock options for 150,000 shares of common stock were not considered in computing diluted earnings per common share for 2002 because they were antidilutive.

                        CUMBERLAND BANCORP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

           (Dollars in thousands, except share and per share amounts)


NOTE 20 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                                 Earnings per share
                                          Net         Provision                               -----------------------
                        Interest       Interest        For Loan          Net                                   Fully
                         Income         Income          Losses          Income                Basic           Diluted
                        -------        --------       ---------         ------                ----            -------

2002
First quarter           $11,156          6,168            892             507                 0.04              0.04
Second quarter           10,810          6,114          3,727          (1,338)               (0.10)            (0.10)
Third quarter            10,573          5,918            494           1,033                 0.07              0.07
Fourth quarter           10,309          6,005          1,687             319                 0.02              0.02

2001
First quarter            14,300          6,168            262             956                 0.07              0.07
Second quarter           13,542          5,915            790             543                 0.04              0.04
Third quarter            13,211          5,961          3,333          (1,162)               (0.08)            (0.08)
Fourth quarter           11,812          5,920          1,992            (128)               (0.01)            (0.01)


NOTE 21 - PARENT COMPANY ONLY FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

                                                       December 31,
                                                   2002             2001
                                                 -------          -------

ASSETS:

Cash                                             $ 1,644          $ 2,693
Investment in subsidiaries                        55,173           50,405
Investment in unconsolidated affiliates            5,825            4,928
Premises and equipment                               608              239
Other assets                                       3,913            2,877
                                                 -------          -------

                                                 $67,163          $61,142
                                                 =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
   Notes payable                                 $ 5,500          $ 7,659
   Accrued interest                                  902              804
   Other liabilities                               2,916              994
   Subordinate debt securities                    12,372           12,372
                                                 -------          -------
     Total liabilities                            21,690           21,829
Total shareholders' equity                        45,473           39,313
                                                 -------          -------

                                                 $67,163          $61,142
                                                 =======          =======

                        CUMBERLAND BANCORP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

           (Dollars in thousands, except share and per share amounts)


NOTE 21 - PARENT COMPANY ONLY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF INCOME

Years Ended December 31,

                                                        2002              2001              2000
                                                      -------           -------           -------

Income:
   Dividends from subsidiaries                        $ 2,200           $    --           $    --
   Other dividends                                         --                --                --
   Other income                                           768                33                41
                                                      -------           -------           -------
                                                      $ 2,968           $    33           $    41
                                                      =======           =======           =======

Expenses:
   Interest expense                                   $ 1,132           $ 1,375           $   603
   Other expense                                        2,033             1,122             1,323
                                                      -------           -------           -------
                                                      $ 3,165           $ 2,497           $ 1,926
                                                      =======           =======           =======

Loss before income taxes and effect of
  undistributed earnings of subsidiaries                 (197)           (2,464)           (1,885)
Income tax benefit                                        902             1,112               732
                                                      -------           -------           -------

Income (loss) before effect of undistributed
  earnings of subsidiaries                                705            (1,352)           (1,153)
Undistributed earnings of subsidiaries                   (184)            1,561             5,314
                                                      -------           -------           -------

Net income                                            $   521           $   209           $ 4,161
                                                      =======           =======           =======

                        CUMBERLAND BANCORP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

           (Dollars in thousands, except share and per share amounts)


NOTE 21 - PARENT COMPANY ONLY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31,                                                             2002               2001              2000
                                                                                    -------           -------           -------

Cash flows from operating activities:
         Net income                                                                 $   521           $   209           $ 4,161

Adjustments to reconcile net income to net cash from operating activities:
     Undistributed earnings of subsidiaries                                             184            (1,561)           (5,314)
     Operations of unconsolidated affiliates                                             98               505               308
     Depreciation and amortization                                                       47                34                32
     Net change in accrued interest payable                                              98                91               456
     Other, net                                                                       1,353              (671)             (384)
                                                                                    -------           -------           -------
         Net cash from operating activities                                           2,301            (1,393)             (741)
                                                                                    -------           -------           -------

Cash flows from investing activities:
     Investment in commercial bank subsidiaries                                      (4,952)           (3,749)           (5,366)
     Investment in unconsolidated affiliates                                           (995)             (212)           (2,904)
     Purchase of premises and equipment, net                                           (416)             (219)              (29)
                                                                                    -------           -------           -------
         Net cash from investing activities                                          (6,363)           (4,180)           (8,299)
                                                                                    -------           -------           -------

Cash flows from financing activities:
     Proceeds from notes payable                                                         --                --             4,325
     Repayment of notes payable                                                      (2,159)           (1,090)           (3,031)
     Proceeds from trust preferred securities                                            --             4,000             8,000
     Proceeds from issuance of common stock                                           6,002                23               434
     Repurchase of common stock                                                          --              (283)               --
     Dividends paid on common stock                                                    (830)             (795)             (516)
                                                                                    -------           -------           -------
         Net cash from financing activities                                           3,013             1,855             9,212
                                                                                    -------           -------           -------

Net change in cash and cash equivalents                                              (1,049)           (3,718)              172

Cash and cash equivalents at beginning of year                                        2,693             6,411             6,239
                                                                                    -------           -------           -------

Cash and cash equivalents at end of year                                            $ 1,644           $ 2,693           $ 6,411
                                                                                    =======           =======           =======

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There have been no disagreements with the Company's independent auditors on any matters of accounting principles or practices or financial statement disclosure during the fiscal year ended December 31, 2002.

ITEM 10. Directors and Executive Officers of the Registrant

         The information required by this item with respect to the directors and named executive officers is incorporated herein by reference to the section entitled "Election of Directors" in the Company's definitive proxy materials relating to the Annual Meeting of Shareholders to be held May 15, 2003. The information required by this item for other executive officers is set forth below:

         Andy LoCascio (37) has been our Chief Financial Officer since November 2000 and is responsible for overseeing all financial and regulatory matters. Previously, Mr. LoCascio served as Chief Financial Officer of BankTennessee in Collierville, Tennessee from January 2000 through October 2000. Mr. LoCascio served as Senior Financial Officer of Lincoln Federal Savings Bank in Plainfield, Indiana from October 1997 through December 1999. Previously, Mr. LoCascio served as a bank examiner for the Indiana Department of Financial Institutions.

         The information required by this section with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section entitled "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy materials relating to the Annual Meeting of Shareholders to be held May 15, 2003.

ITEM 11. Executive Compensation

         The information required by this item with respect to executive compensation is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's definitive proxy materials relating to the Annual Meeting of Shareholders to be held May 15, 2003.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

         Information with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to the section titled "Stock Ownership" in the Company's definitive proxy materials relating to the Annual Meeting of Shareholders to be held May 15, 2003.

         Information with respect to the Company's equity compensation plans is incorporated herein by reference to the section entitled "Proposal 2 -- Approval of Amendment to Cumberland Bancorp, Incorporated 1998 Stock Option Plan" in the Company's definitive proxy materials relating to the Annual Meeting of Shareholders to be held May 15, 2003.

ITEM 13. Certain Relationships and Related Transactions

         Information with respect to certain relationships and related transactions is incorporated herein by reference to the section titled "Certain Relationships and Related Transactions" in the Company's definitive proxy materials relating to the Annual Meeting of Shareholders to be held May 15, 2003.

ITEM 14. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures, as defined in Rule 13a-14 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date that it completed its evaluation.

ITEM 15. Exhibits and Reports on Form 8-K

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


                                    CUMBERLAND BANCORP, INCORPORATED


                                    By: /s/ Richard Herrington
                                       ----------------------------------------
                                       Richard Herrington
                                       President (Principal Executive Officer)

                                    Date: March 31, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                      Title                                 Date
        ---------                                      -----                                 ----

/s/ Richard Herrington              President (Principal Executive Officer) and           March 31, 2003
------------------------------      Director
Richard Herrington

/s/ Andy LoCascio                   Chief Financial Officer (Principal                    March 31, 2003
------------------------------      Financial and Accounting Officer)
Andy LoCascio

/s/ John Wilder                     Chairman                                              March 31, 2003
------------------------------
John Wilder

/s/ Danny Herron                    Director                                              March 31, 2003
------------------------------
Danny Herron

/s/ Tom E. Paschal                  Director                                              March 31, 2003
------------------------------
Tom E. Paschal

/s/ Tom Brooks                      Director                                              March 31, 2003
------------------------------
Tom Brooks

/s/ Ronald Gibson                   Director                                              March 31, 2003
------------------------------
Ronald Gibson

        Signature                                      Title                                 Date
        ---------                                      -----                                 ----

/s/ Frank Inman, Jr.                Director                                              March 31, 2003
------------------------------
Frank Inman, Jr.

/s/ Alex Richmond                   Director                                              March 31, 2003
------------------------------
Alex Richmond

/s/ John S. Shepherd                Director                                              March 31, 2003
------------------------------
John S. Shepherd

/s/ James Rout                      Director                                              March 31, 2003
------------------------------
James Rout

/s/ Joel Porter                     Director                                              March 31, 2003
------------------------------
Joel Porter

/s/ Paul Pratt, Sr.                 Director                                              March 31, 2003
------------------------------
Paul Pratt, Sr.

/s/ R. Todd Vanderpool              Director                                              March 31, 2003
------------------------------
R. Todd Vanderpool

/s/ C.M. Gatton                     Director                                              March 31, 2003
------------------------------
C.M. Gatton

/s/ William Wallace                 Director                                              March 31, 2003
------------------------------
William Wallace

                                 CERTIFICATIONS

I, Richard Herrington, certify that:

1. I have reviewed this annual report on Form 10-K of Cumberland Bancorp, Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

                                             By: /s/ Richard Herrington
                                                -------------------------------
                                             Name: Richard Herrington
                                             Chief Executive Officer

I, Andy LoCascio, certify that:

1. I have reviewed this annual report on Form 10-K of Cumberland Bancorp, Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

                                             By: /s/ Andy LoCascio
                                                -------------------------------
                                             Name: Andy LoCascio
                                             Chief Financial Officer

                               INDEX TO EXHIBITS


3.1 Restated Charter of the Company (Restated for SEC Electronic filing purposes only).

3.2 Amended and Restated Bylaws of the Company (Restated for SEC Electronic filing purposes only).

10.1 Cumberland Bancorp, Incorporated 1998 Stock Option Plan (incorporated herein by reference to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders held April 27, 2000).

21.1     Subsidiaries of the Company.

23.1     Consent of Crowe, Chizek and Company LLP.

23.2     Consent of Heathcott and Mullaly P.C.

99.1 Certification Pursuant to 18 U.S.C. 1350 As Adopted Pursuant to Section 906 of the Sabanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. 1350 As Adopted Pursuant to Section 906 of the Sabanes-Oxley Act of 2002.