Form 10-Q
period 2003-03-31
CUMBERLAND BANCORP INC
filed 2003-05-15
CIK 1092099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

           [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                         Commission File Number 0-27393
                         ------------------------------

                        CUMBERLAND BANCORP, INCORPORATED
             ------------------------------------------------------
             (Exact Name of Registrant As Specified in Its Charter)


                   Tennessee                             62-1297760
         -------------------------------------------------------------------
         (State or Other Jurisdiction of        (IRS Employer Identification
          Incorporation or Organization)                    Number)

                4 Corporate Centre
          810 Crescent Centre Dr, Suite 320    Franklin, Tennessee    37067
          -----------------------------------------------------------------
             (Address of Principal Executive Offices and Zip Code)


                                 (615) 383-6619
                                 --------------
              (Registrant's Telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                                 YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common stock outstanding:   15,405,526 shares at April 30, 2003.

                        CUMBERLAND BANCORP, INCORPORATED
                               TABLE OF CONTENTS



PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 2003 (unaudited)                                        3
          and December 31, 2002.

          Consolidated Statements of Operations- For the three months                                     4
          ended March 31, 2003 and 2002 (unaudited).

          Consolidated Statements of Changes in Shareholders' Equity - For the                            5
          three months ended March 31, 2003 and 2002 (unaudited).

          Consolidated Statements of Cash Flows - For the three months                                    6
          ended March 31, 2003 and 2002 (unaudited).

          Notes to Financial Statements                                                                   7

Item 2.   Management's Discussion and Analysis of Financial Condition                                     8
          and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                      14

Item 4.   Controls and Procedures                                                                         15


PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings.                                                                               16

Item 2.   Changes in Securities and Use of Proceeds                                                       16

Item 3.   Defaults Upon Senior Securities.                                                                16

Item 4.   Submission of Matters to a Vote of Security Holders.                                            16

Item 5.   Other Information.                                                                              16

Item 6.   Exhibits and Reports on Form 8-K                                                                16

Signatures and Certifications                                                                             17

ITEM 1.  FINANCIAL STATEMENTS

               CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
          (Dollars in thousands, except share and per share amounts)



                                                                             March 31,     December 31,
(Dollars in thousands, except share amounts)                                   2003           2002
                                                                          ------------    ------------

Assets:
Cash and due from banks                                                   $     26,010    $     21,681
Federal funds sold                                                              10,847          27,561
                                                                          ------------    ------------
    Cash and cash equivalents                                                   36,857          49,242
Interest-bearing deposits in financial institutions                              3,223           9,466
Securities available for sale, at fair value                                    95,360          79,051
Securities held to maturity, fair value $41,190 at March 31, 2003
    and $11,616 at December 31, 2002                                            39,811          11,488
Loans                                                                          546,736         526,215
Allowance for loan losses                                                       (8,505)         (9,062)
                                                                          ------------    ------------

        Loans, net                                                             538,231         517,153
Premises and equipment                                                          23,393          23,366
Accrued interest receivable                                                      3,828           3,922
Restricted equity securities                                                     5,115           5,040
Investment in unconsolidated affiliates                                          6,616           6,163
Other real estate                                                                5,164           6,338
Loan servicing rights                                                              187             213
Other intangible assets                                                          1,597           1,597
Other assets                                                                     7,550           6,674
                                                                          ------------    ------------

        Total  assets                                                     $    766,932    $    719,713
                                                                          ============    ============

Liabilities and Shareholders' Equity:
Deposits
    Noninterest-bearing                                                   $     65,825    $     56,639
    Interest-bearing                                                           574,867         536,359
                                                                          ------------    ------------

        Total deposits                                                         640,692         592,998
Notes payable                                                                    5,450           5,500
Federal funds purchased and securities sold under repurchase agreements          5,083           7,336
Advances from Federal Home Loan Bank                                            51,852          50,852
Accrued interest payable                                                         3,195           3,129
Other liabilities                                                                3,457           2,425
Trust preferred securities                                                      12,000          12,000
                                                                          ------------    ------------

        Total liabilities                                                      721,729         674,240
                                                                          ------------    ------------

Shareholders' equity:
Common stock, $0.50 par value, authorized 20,000,000 shares;
    shares issued - 15,396,426 in 2003 and 15,382,626 in 2002                    7,698           7,691
Additional paid-in capital                                                      27,538          27,504
Retained earnings                                                                9,922           9,749
Accumulated other comprehensive income (loss)                                       45             529
                                                                          ------------    ------------

        Total shareholders' equity                                              45,203          45,473
                                                                          ------------    ------------

        Total liabilities and shareholders'
          equity                                                          $    766,932    $    719,713
                                                                          ============    ============

See accompanying notes to consolidated financial statements (unaudited).

               CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
          (Dollars in thousands, except share and per share amounts)



                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
(Dollars in thousands except per share data)                                  2003             2002
                                                                         --------------   --------------

Interest income:
  Loans, including fees                                                  $        9,030   $       10,184
  Securities                                                                      1,187              744
  Deposits in financial institutions                                                 24               22
  Federal funds sold                                                                 36              149
  Restricted equity securities dividends                                             55               57
                                                                         --------------   --------------
        Total interest income                                                    10,332           11,156
Interest expense:
Time deposits of $100,000 or more                                                 1,096            1,145
Other deposits                                                                    2,151            2,849
Federal funds purchased                                                              21               33
Notes payable, advances from Federal Home Loan Bank, and trust
  preferred securities                                                              878              961
                                                                         --------------   --------------
        Total interest expense                                                    4,146            4,988

        Net interest income                                                       6,186            6,168
Provision for loan losses                                                           424              892
                                                                         --------------   --------------
        Net interest income after provision
          for loan losses                                                         5,762            5,276
Other income:
Service charges on deposit accounts                                                 914              856
Other service charges, commissions and fees                                         426              316
Mortgage banking activities                                                         306              353
Gain on sale of SBA loans                                                             0               37
                                                                         --------------   --------------
        Total other income                                                        1,646            1,562
Other expenses:
Salaries and employee benefits                                                    3,550            3,077
Occupancy                                                                           876              875
Other operating                                                                   2,342            2,105
                                                                         --------------   --------------
        Total other expenses                                                      6,768            6,057
                                                                         --------------   --------------
        Income before income taxes                                                  640              781
Income tax expense                                                                  238              274
                                                                         --------------   --------------
        Net earnings                                                     $          402   $          507
                                                                         ==============   ==============
Net earnings per share - basic                                           $         0.03   $         0.04
Net earnings per share - diluted                                                   0.03             0.04

Weighted average shares outstanding - basic                                  15,383,945       13,812,966
Weighted average shares outstanding - diluted                                15,610,675       13,962,373

See accompanying notes to consolidated financial statements (unaudited).

               CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  THREE MONTHS ENDED MARCH 31, 2003 and 2002
                                  (UNAUDITED)
          (Dollars in thousands, except share and per share amounts)



                                                                                                        Accumulated
                                                      Common Stock          Additional                     Other           Total
                                               --------------------------     Paid-in       Retained    Comprehensive  Shareholders'
(Dollars in thousands)                            Shares         Amount       Capital       Earnings    Income (Loss)      Equity
                                               -----------    -----------   -----------   -----------   -------------  ------------
Balance, December 31, 2001                      13,808,236    $     6,904   $    22,289   $    10,061    $        59    $    39,313

Exercise of stock options                           23,100             12            51            --             --             63

Dividends $0.015 per share                              --             --            --          (207)            --           (207)

Comprehensive Income:
   Net earnings                                         --             --            --           507             --             --
    Other Comprehensive Income
       Change in unrealized loss on
       securities available for sale net of
       $152 in income taxes                             --             --            --            --           (249)            --
Total Comprehensive Income                                                                                                      258
                                               -----------    -----------   -----------   -----------    -----------    -----------
Balance, March 31, 2002                         13,831,336    $     6,916   $    22,340   $    10,361    $      (190)   $    39,427
                                               ===========    ===========   ===========   ===========    ===========    ===========
Balance, December 31, 2002                      15,382,626    $     7,691   $    27,504   $     9,749    $       529    $    45,473

Exercise of stock options                           13,800              7            34            --             --             41

Dividends $0.015 per share                              --             --            --          (229)            --           (229)

Comprehensive Income:
   Net earnings                                         --             --            --           402             --            402
    Other Comprehensive Income
       Change in unrealized gain (loss) on
       securities available for sale, net of
       $299 in income taxes                             --             --            --            --           (463)          (463)
Less: adjustment for realized gains
included in net income, net of $13
$13 in income taxes                                     --             --            --            --            (21)           (21)
                                                                                                                        -----------
Total Comprehensive Income                                                                                                      (82)
                                               -----------    -----------   -----------   -----------    -----------    -----------
Balance, March 31, 2003                         15,396,426    $     7,698   $    27,538   $     9,922    $        45    $    45,203
                                               ===========    ===========   ===========   ===========    ===========    ===========



See accompanying notes to consolidated financial statements (unaudited).

               CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
          (Dollars in thousands, except share and per share amounts)



                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
(Dollars in thousands)                                                                    2003            2002
                                                                                      ------------    ------------
Cash flows from operating activities:
Net income                                                                            $        402    $        507
Adjustments to reconcile net income to cash from operating activities:
    Provision for loan losses                                                                  424             892
    Depreciation and amortization                                                              420             450
    Operations of unconsolidated affiliates                                                     54              59
    Origination of mortgage loans held for sale                                            (17,653)        (13,571)
    Proceeds from sale of mortgage loans held for sale                                      17,546          14,457
    Net gain on securities transactions                                                        (21)           (328)
    Net (gain) loss on sale of other real estate                                               (45)             --
Net change in:
    Accrued interest receivable                                                                 94             334
    Accrued interest payable and other liabilities                                           1,098             269
    Other, net                                                                                (925)         (1,070)
                                                                                      ------------    ------------
        Total adjustments                                                                      992           1,492
                                                                                      ------------    ------------
        Net cash provided by operating activities                                            1,394           1,999
                                                                                      ------------    ------------
Cash flows from investing activities:
    Net change in interest-bearing deposits in financial institutions                        6,243          (2,086)
    Purchases of securities available for sale                                             (26,083)         (4,033)
    Proceeds from maturities, redemptions, and sales of securities
      available for sale                                                                     9,311          10,406
    Purchases of securities held to maturity                                               (31,510)           (481)
    Proceeds from maturities redemptions, and sales of securities
      held to maturity                                                                       3,187             146
    Net change in loans                                                                    (21,395)          3,256
    Investment in unconsolidated affiliates                                                   (507)           (147)
    Purchases of premises and equipment                                                       (447)           (157)
    Proceeds from sale of other real estate                                                  1,219           1,986
                                                                                      ------------    ------------
        Net cash used by investing activities                                              (59,982)          8,890
                                                                                      ------------    ------------
Cash flows from financing activities:
    Net change in deposits                                                                  47,694          20,913
    Decrease in federal funds purchased                                                     (4,097)           (315)
    Proceeds from securities sold under agreements for repurchase                            1,844              --
    Advances from Federal Home Loan Bank                                                     1,000              --
    Repayments to Federal Home Loan Bank                                                        --              --
    Repayments of notes payable                                                                (50)         (1,458)
    Dividends paid                                                                            (229)           (207)
    Purchase and retirement of common stock                                                     --              --
    Proceeds from issuance of common stock                                                      41              63
                                                                                      ------------    ------------
        Net cash provided by financing activities                                           46,203          18,996
                                                                                      ------------    ------------
        Net decrease in cash                                                               (12,385)         29,885
Cash and due from banks at beginning of period                                              49,242          40,399
                                                                                      ------------    ------------
Cash and due from banks at end of period                                              $     36,857    $     70,284
                                                                                      ============    ============
Supplemental disclosure of cash flow information:
    Interest  paid                                                                    $      4,080    $      5,454
    Income taxes paid                                                                           --              --

Non-Cash Activities:
    Assets acquired through foreclosure                                                      2,348           2,068




See accompanying notes to consolidated financial statements (unaudited).

               CUMBERLAND BANCORP, INCORPORATED AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

                  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements as of March 31, 2003 and for the three-month periods ended March 31, 2003 and 2002 were prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ending March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the 2002 consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K.

On January 1, 2003, the Company adopted SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As the Company continues to account for stock-based employee compensation under APB 25, the adoption of this statement did not have a material impact on the financial statements or results of operations.

                        CUMBERLAND BANCORP, INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiaries. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company's Annual Report on Form 10-K, for a more complete discussion of factors that impact liquidity, capital and the results of operations, as well as discussion of the Company's critical accounting policies.

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

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to, (i) increased competition with other financial institutions; (ii) lack of sustained growth in the economy in the Company's market area; (iii) rapid fluctuations in interest rates; (iv) significant downturns in the businesses of one or more large customers; (v) risks inherent in originating loans, including prepayment risks; (vi) the fluctuations in collateral values, the rate of loan charge-offs and the level for the provision for loan losses; (vii) changes in the legislative and regulatory environment; and (viii) loss of key personnel. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company's future operating results depend on a number of factors which were derived utilizing numerous assumptions and other important factors that could cause actual results to differ materially from those projected in forward-looking statements.


OVERVIEW

Cumberland Bancorp continued to experience growth throughout the first quarter of 2003 primarily as a result of leveraging the $5.4 million in capital raised in early December 2002 and an increase in loan receivables. This growth was partially funded by a corresponding increase in deposits. Identification, monitoring, and remediation of problem assets and improvement of loan underwriting continue to require management attention and adversely impact operating results.

The Company maintained its net interest income at levels comparable to the quarter ended March 31, 2002, despite operating in the sustained and historical low-rate environment. However, the level of non-performing assets continues to reduce interest income generation and the ongoing identification by management of additional problem loans will likely result in the Company incuring additional loan charge-offs and making increased provisions for loan losses which will negatively impact future earnings. Interest expense associated with the Company's high level of time deposits benefits from the current interest rate environment.

Operating expenses increased compared to the same period last year as the Company's efforts to centralize certain operational functions begin. These efforts are a work in process with results that may not be realized until later in the year.


RESULTS OF OPERATIONS

Cumberland Bancorp's results of operations depend primarily upon the level of net interest income, provision for loan losses, non-interest income and its non-interest expenses. For the three months ended March 31, 2003, net earnings totaled $402,000 as compared to $507,000 for the first three months of 2002, a decline of 20.71%. Although the provision for loan losses declined from $892,000 for the three-month period ending March 31, 2002 to $ 424,000 for the same period in 2003, the decline was offset by the increase in noninterest expense of over $700,000, much of which is associated with the Company's efforts to centralize operations and revise its management organization structure as discussed below.

NET INTEREST INCOME

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company's earnings. The Company's total interest income decreased $824,000 or 7.39% during the three months ended March 31, 2003 as compared to the same period in 2002. The decrease in total interest income was primarily attributable to the ongoing repricing of assets to significantly lower market interest rates. Also restricting interest income is the level of nonperforming assets, which has decreased slightly since December 31, 2002 from $25.0 million to $23.5 million but is above the $22.8 million level at March 31, 2002. Had such loans been performing in the three-month period ended March 31, 2003, interest income would have increased by $341,000. Interest income from the securities portfolio increased 59.54% for the three months ended March 31, 2003 compared to the same period in 2002, resulting from growth in the Company's securities portfolio as a result of the leverage transaction discussed later in this document.

Interest expense also decreased $842,000 or 16.88% for the three months ended March 31, 2003 as compared to the same time period in 2002. Interest expense benefited from the current low rate environment as the Company's certificates of deposit base was renewed at significantly lower costs. Renewals of time deposits, as well as new deposit growth, are bearing considerably lower interest rates than those paid in the first quarter of 2002. Management also aggressively controlled the interest rates paid on its transaction accounts as it saw balances in interest-bearing deposits increase $38.5 million or 7.18% since year-end.

The foregoing resulted in a slight increase in net interest income, before the provision for loan losses, for the three months ended March 31, 2003 as compared to the same time period for in 2002. The Company's interest rate risk modeling reflects an asset sensitive bias and therefore net interest income is positioned to benefit from an increase in interest rates.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for loan losses was $424,000 and $892,000 for the first three months of 2003 and 2002, respectively. The Company believes implementation of a new corporate wide eight-point risk rating system has provided a useful tool in evaluating credits. Deteriorating economic conditions have placed stress on some of our commercial and consumer borrowers causing weaknesses and inability to pay their loan obligations. Our west Tennessee banks, in particular, have experienced a higher than normal amount of bankruptcies which account for a large portion of loan charge-offs which are discussed below. The provision for loan losses is the amount required as a charge to earnings to increase the allowance for loan losses to an appropriate level, based on past loan experience, and other factors, which in management's judgment deserve current consideration in estimating possible loan losses. Such factors include past loan experience, growth and composition of the loan portfolio, internal review of specific problem loans, the results of recent regulatory examinations, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed to monitor its loan portfolio in an effort to identify potential problem loans and additional provisions will likely be appropriate as a result of ongoing efforts to better identify problem loans.

NONINTEREST INCOME

The components of the Company's noninterest income include service charges on deposit accounts, other fees and commissions, mortgage banking activities and gain on sale assets. Total noninterest income for the three months ended March 31, 2003 increased by 5.38% to $1.65 million from $1.56 million for the same period in 2002. The overall increase was due primarily to increased revenue generated on deposit accounts. Service charges on deposit accounts increased $58,000 or 6.78% to $914,000 during the three months ended March 31, 2003 compared to $856,000 for the same period in 2002. Other service charges, fees and commissions totaled $426,000 and $316,000 for the three months ended March 31, 2003 and 2002, respectively, an increase of $110,000 or 34.81%. Management has placed an emphasis on the fee collection for services provided. Revenue from mortgage banking activities decreased $47,000 or 13.31% to $306,000 as compared to $353,000 for the first quarter of 2002, primarily due to stabilization of mortgage rates over the past year and current military operations overseas. No gains on sales of SBA loans were recognized for the first quarter of 2003 compared to $37,000 in the same period in 2002.


NONINTEREST EXPENSE

Noninterest expense consists primarily of salaries and employee benefits, occupancy expenses, furniture and equipment expenses, data processing expenses and other operating expenses, including minority interest in net earnings of unconsolidated affiliates. Total noninterest expense increased $711,000 or 11.74% during the first quarter of 2003 compared to the same period in 2002. This increase is primarily attributable to expenses associated with the increase in personnel as the company begins its centralization of certain backroom operations. Management believes significant cost savings will be gained through these efficiencies. A holding company structure has been defined and expanded to provide support to the affiliated banks and is expected to reduce the level of duplicate operational processes. The Company is currently evaluating the affect that this will have on both number of employees and employee-related expenses. The Company believes that realization of cost savings from these efficiencies will be dependent upon effective implementation and may not be recognized until later fiscal quarters.

FINANCIAL CONDITION

BALANCE SHEET SUMMARY

The Company's assets totaled $766.9 million at March 31, 2003, an increase from December 31, 2002 of 6.56% or

$47.2 million. The increase in total assets was funded primarily from the 8.04% increase in deposits of $47.7 million since year-end. Loans, net of allowance for loan losses, totaled $538.2 million at March 31, 2003, and increase of $21.1 million or 4.08% over year-end 2002 balances. This increase in deposits coupled with loan growth and centralized management of the Company's securities portfolio have decreased the Company's Federal funds sold balances to $10.8 million from $27.6 million at December 31, 2002. The Company's consolidated securities portfolio has grown 49.30% or $44.6 million since year-end. This growth is a result of the $47.1 million leveraged transaction that was completed in January 2003 in which $3.7 million in state, county and municipal securities and $38.0 million in mortgage-backed securities were purchased through the use of funds generated from $24.0 million in brokered CDs, $6.9 million in government entity time deposits, $1.0 million in FHLB advances, $3.5 million in capital, $4.8 million in Fed Funds Purchased and $1.5 million in demand deposits.

Total liabilities increased by 7.04% to $721.7 million at March 31, 2003 compared to $674.2 million at December 31, 2002. This increase was composed primarily of a $47.7 million or 8.04% increase in total deposits. Total outstanding debt decreased $1.3 million to $62.4 million as of March 31, 2003.

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

Net charge-offs totaled $ 981,000 for the first quarter with provision expense equaling $424,000. The allowance for loan losses was $8.5 million or 1.56% of total loans at March 31, 2003 compared to $9.1 million or 1.71% of total loans at December 31, 2002. Total non-performing loans decreased to $23.5 million at March 31, 2003 compared to $24.8 million at year-end, a decline of $1.3 million or 5.24%. Other real estate was $5.2 million at March 31, 2003, down from the $6.3 million at December 31, 2002. Management believes the balance of the allowance for loan losses to be adequate as of March 31, 2003 based on its internal evaluation of the allowance for loan losses and loan portfolio. Ongoing review of the Company's loan portfolio assists management in identifying potential problem credits and determining the level of the allowance for loan losses. Quarterly, the allowance for loan losses is evaluated under the provision of SFAS 114 and 118 as discussed above. Under these provisions, specific provisions are made for loans considered impaired. A general reserve is also maintained for the Company's small-balance homogenous loans.

The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Although management believes the allowance for loan losses at March 31, 2003 to be adequate, further deterioration in problem credits, the results of ongoing internal evaluation and review of the loan portfolio, or the impact of deteriorating economic conditions on other businesses, could require increases in the provision for loan losses and could result in future charges to earnings which could have a significant negative impact on net earnings. Furthermore, management believes that continued deterioration in the economy in both the Company's primary market area and nationally could have a significant impact on loans not currently identified as problems as well as those that are identified.


LIQUIDITY AND ASSET MANAGEMENT

The Company's management seeks to maximize net interest income by managing the Company's assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is the ability to maintain sufficient cash levels necessary to fund operations, meet the requirements of depositors and borrowers and fund attractive investment opportunities. Higher levels of liquidity bear corresponding costs, measured in terms of lower yields on short-term, more liquid assets and higher interest expense involved in extending liability maturities. Liquid assets including cash, due from banks and Federal funds sold totaled $36.9 million. Additionally, the Company has $95.4 million in securities classified as available-for-sale that could be sold for liquidity needs.

The Company's primary source of liquidity is a stable core deposit base. In addition, loan payments provide regular cash flow. Borrowing lines with correspondent banks, the Federal Home Loan Bank and Federal Reserve augment these traditional sources.

Interest rate risk (sensitivity) focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long-term earnings through funds management/interest rate risk management. The Company's rate sensitivity position has an important impact on earnings. Senior management meets monthly to analyze the rate sensitivity position of the subsidiary banks. These meetings focus on the spread between the banks' cost of funds and interest yields generated primarily through loans and investments.

The Company's securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $9.7 million mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company's loan portfolio. At March 31, 2003, loans of approximately $292.7 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring amortizing adjustable rate loans.

Approximately $258.3 million in certificates of deposits will become due during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future. However, future decreases in rates could have a negative effect on total deposits.

The Company's bank borrowings and trust preferred securities have certain interest payment requirements and the Company has certain operating expenses at the holding company level, which require dividends or management fees from the Company's bank subsidiaries in order to be funded. As discussed above, the Company's recent asset quality problems have resulted in regulatory restrictions (approval) on its subsidiaries' ability to declare dividends to the holding company, which could require the holding company to raise additional capital in order to make such payments. The Company anticipates that it will be able to meet required payments on its outstanding debt and trust preferred securities for the next four quarters through available cash resources and such additional capital. However, the Company's regulators have considerable discretion in determining whether to grant required approvals, and no assurance can be given that such approvals will be forthcoming.

CAPITAL POSITION AND DIVIDENDS

At March 31, 2003, total shareholders' equity was $45.2 million or 5.89% of total assets. The decrease in shareholders' equity during the three months ended March 31, 2003 results from a decline in other comprehensive income and the declaration of cash dividends during the first quarter 2003, offset by the Company's net income and exercise of stock options.

The Company's principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary banks. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary banks have none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary banks and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. Trust preferred securities are allowed to be counted in Tier I capital, subject to certain limitations. At March 31, 2003, the Company's total risk-based based capital ratio was 11.16% and its Tier I risk-based capital ratio was approximately 9.98% compared to ratios of 12.18% and 10.92%, respectively at December 31, 2002. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4.0%. At March 31, 2003, the Company had a leverage ratio of 7.59%, compared to 7.95% at December 31, 2002.

The Company and its subsidiaries, Cumberland Bank, BankTennessee and Bank of Dyer, have informally agreed with or committed to bank regulatory officials to take various actions, including to reduce the level of criticized or non-performing loans, to improve loan underwriting, problem loan resolution and collection, and strategic and capital planning, to obtain prior regulatory approval before incurring additional holding company indebtedness, repurchasing shares, or paying dividends from certain subsidiary banks to the holding company or from the holding company to shareholders, and to maintain certain capital levels at subsidiary banks in excess of those required for well capitalized status. The most restrictive of these provisions would require the Company to maintain a Tier I leverage ratio of at least 7.0% at BankTennessee, Bank of Dyer and Cumberland Bank. The Company and its subsidiaries believe they were in compliance in all material respects with these informal understandings at March 31, 2003. The Company and its subsidiaries intend to continue to comply with these informal understandings, and the Company has received the required approval to pay the dividends previously paid by it subsequent to entering into the informal agreements and commitments discussed above. The Company believes that the proceeds of its private placement, earnings from operations and available funds will be sufficient to allow the Company to meet all these commitments and the requirements for well-capitalized status through the end of 2003. However, the Company's regulators have considerable discretion in determining whether to grant required approvals, and no assurance can be given that such approvals will be forthcoming.

IMPACT OF INFLATION

Although interest rates are significantly affected by inflation, the inflation rate is immaterial when reviewing the Company's results of operations.

EFFECT OF NEW ACCOUNTING STANDARDS

A new accounting standard dealing with asset retirement obligations was adopted during 2003. The Company's management does not believe this standard has a material affect on its financial position of results of operations.

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

         None


ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  99.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                  The Company filed no reports on Form 8-K during the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CUMBERLAND BANCORP, INCORPORATED
                                                      (Registrant)

DATE: 5/15/03                           /s/ RICHARD HERRINGTON
     ---------------------             -----------------------------------------
                                       Richard Herrington, President and
                                         Chief Executive Officer


DATE: 5/15/03                           /s/ ANDY LOCASCIO
     ---------------------             -----------------------------------------
                                       Andy LoCascio, Chief Financial Officer
                                         (Principal Accounting and Financial
                                         Officer)

                                 CERTIFICATIONS

I, Richard Herrington, certify that:

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

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 15, 2003

                                      By  /s/ Richard Herrington
                                          --------------------------------------
                                          Name: Richard Herrington
                                          President and Chief Executive Officer

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

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 15, 2003

                                                  By:  /s/ Andy LoCascio
                                                       ------------------------
                                                       Name: Andy LoCascio
                                                       Chief Financial Officer