Form 10-Q
period 2003-06-30
CIVITAS BANKGROUP INC
filed 2003-08-14
CIK 1092099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

Commission File Number 0-27393

CIVITAS BANKGROUP, INC.

(Exact Name of Registrant As Specified in Its Charter)

Tennessee	62-1297760

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

4 Corporate Centre 810 Crescent Centre Dr, Suite 320	Franklin, Tennessee 37067

(Address of Principal Executive Offices and Zip Code)

(615) 383-6619

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒      NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

YES ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common stock outstanding: 16,694,080 shares at July 31, 2003.

CIVITAS BANKGROUP, INC.

ITEM 1.	FINANCIAL STATEMENTS

CIVITAS BANKGROUP, INC.
CONSOLIDATED BALANCE SHEET
JUNE 30, 2003 AND DECEMBER 31, 2002
UNAUDITED

	June 30,	December 31,
(Dollars in thousands, except share amounts)	2003	2002

Assets:
Cash and due from banks	$25,002	$21,681
Federal funds sold	8,233	20,225

Cash and cash equivalents	33,235	41,906
Interest-bearing deposits in financial institutions	4,343	9,466
Securities available for sale, at fair value	105,631	79,051
Securities held to maturity, fair value $40,365 at June 30, 2003 and $11,616 at December 31, 2002	39,914	11,488
Loans	549,064	526,215
Allowance for loan losses	(8,623)	(9,062)

Loans, net	540,441	517,153
Premises and equipment	23,265	23,366
Accrued interest receivable	3,713	3,922
Restricted equity securities	5,268	5,040
Investment in unconsolidated affiliates	6,587	6,163
Other real estate	4,044	6,338
Loan servicing rights	137	213
Other intangible assets	1,597	1,597
Other assets	5,771	6,175

Total assets	$773,946	$711,878

Liabilities and Shareholders’ Equity:
Deposits
Noninterest-bearing	$67,069	$56,639
Interest-bearing	571,081	536,359

Total deposits	638,150	592,998
Notes payable	5,450	5,500
Federal funds purchased and securities sold under repurchase agreements	15,986	—
Advances from Federal Home Loan Bank	51,852	50,852
Accrued interest payable	3,389	3,129
Other liabilities	2,075	1,926
Trust preferred securities	12,000	12,000

Total liabilities	728,902	666,405

Shareholders’ equity:
Common stock, $0.50 par value, authorized 20,000,000 shares; shares issued - 15,441,386 in 2003 and 15,382,626 in 2002	7,721	7,691
Additional paid-in capital	27,639	27,504
Retained earnings	9,345	9,749
Accumulated other comprehensive income	339	529

Total shareholders’ equity	45,044	45,473

Total liabilities and shareholders’ equity	$773,946	$711,878

See accompanying notes to consolidated financial statements (unaudited)

CIVITAS BANKGROUP, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
UNAUDITED

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,

(Dollars in thousands except per share data)	2003	2002	2003	2002

Interest income:
Loans, including fees	$9,163	$9,830	$18,193	$20,014
Securities	1,069	669	2,256	1,413
Deposits in financial institutions	26	26	50	48
Federal funds sold	15	217	36	366
Restricted equity securities dividends	53	68	105	125

Total interest income	10,326	10,810	20,640	21,966
Interest expense:
Time deposits of $100,000 or more	1,130	1,004	2,226	2,149
Other deposits	1,924	2,772	4,075	5,621
Federal funds purchased	31	9	34	42
Notes payable, advances from Federal Home Loan Bank, and trust preferred securities	868	911	1,746	1,872

Total interest expense	3,953	4,696	8,081	9,684
Net interest income	6,373	6,114	12,559	12,282
Provision for loan losses	2,058	3,727	2,482	4,619

Net interest income after provision for loan losses	4,315	2,387	10,077	7,663
Other income:
Service charges on deposit accounts	1,010	947	1,924	1,803
Other service charges, commissions and fees	316	443	721	759
Mortgage banking activities	590	424	896	777
Net gain on securities transactions	60	0	81	—
Gain on sale of SBA loans	0	0	0	37

Total other income	1,976	1,814	3,622	3,376
Other expenses:
Salaries and employee benefits	3,468	3,287	7,018	6,364
Occupancy	903	862	1,779	1,737
Other operating	2,463	2,245	4,805	4,350

Total other expenses	6,834	6,394	13,602	12,451

Income (loss) before income taxes (benefits)	(543)	(2,193)	97	(1,412)
Income tax expense (benefit)	(198)	(855)	40	(581)

Net earnings (loss)	$(345)	$(1,338)	$57	$(831)

Other comprehensive income (loss)	294	529	(190)	280
Total comprehensive income (loss)	(51)	(809)	(133)	(551)
Net earnings (loss) per share — basic	$(0.02)	$(0.10)	$0.00	$(0.06)
Net earnings (loss) per share — diluted	(0.02)	(0.10)	0.00	(0.06)
Weighted average shares outstanding — basic	15,411,902	13,833,280	15,397,979	13,823,123
Weighted average shares outstanding — diluted	15,599,210	13,977,697	15,580,707	13,970,035

See accompanying notes to consolidated financial statements (unaudited).

CIVITAS BANKGROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2003 AND 2002
UNAUDITED
(Dollars in thousands, except share and per share amounts)

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, December 31, 2001	13,808,236	$6,904	$22,289	$10,061	$59	$39,313
Exercise of stock options	69,740	35	155	—	—	190
Dividends $0.03 per share	—	—	—	(413)	—	(413)
Comprehensive Income:
Net earnings	—	—	—	(831)	—	(831)
Other Comprehensive Income
Change in unrealized loss on securities available for sale net of $172 in income taxes	—	—	—	—	280	280

Total Comprehensive Income						(551)

Balance, June 30, 2002	13,877,976	$6,939	$22,444	$8,817	$339	$38,539

Balance, December 31, 2002	15,382,626	$7,691	$27,504	$9,749	$529	$45,473
Exercise of stock options	58,760	30	135	—	—	165
Dividends $0.03 per share	—	—	—	(461)	—	(461)
Comprehensive Income:
Net earnings	—	—	—	57	—	57
Other Comprehensive Income
Change in unrealized gain (loss) on securities available for sale, net of $299 in income taxes	—	—	—	—	(109)	(109)
Less: adjustment for realized gains included in net income, net of $13 in income taxes	—	—	—	—	(81)	(81)

Total Comprehensive Income						(133)

Balance, June 30, 2003	15,441,386	$7,721	$27,639	$9,345	$339	$45,044

See accompanying notes to consolidated financial statements (unaudited).

CIVITAS BANKGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002
UNAUDITED

	SIX MONTHS ENDED
	June 30,

(Dollars in thousands)	2003	2002

Cash flows from operating activities:
Net earnings (loss)	$57	$(831)
Adjustments to reconcile net earnings (loss) to cash from operating activities:
Provision for loan losses	2,482	4,619
Depreciation and amortization	837	886
Operations of unconsolidated affiliates	118	728
Origination of mortgage loans held for sale	(29,897)	(16,398)
Proceeds from sale of mortgage loans held for sale	31,487	25,792
Net gain on securities transactions	(81)	—
Net gain on sale of other real estate	(96)	(37)
Net change in:
Accrued interest receivable	209	753
Accrued interest payable and other liabilities	409	(885)
Other, net	252	(1,648)

Total adjustments	5,720	13,810

Net cash provided by operating activities	5,777	12,979

Cash flows from investing activities:
Net change in interest-bearing deposits in financial institutions	5,123	194
Purchases of securities available for sale	(53,971)	(12,420)
Proceeds from maturities, redemptions, and sales of securities available for sale	27,282	16,133
Purchases of securities held to maturity	(38,480)	(2,481)
Proceeds from maturities redemptions, and sales of securities held to maturity	10,054	3,291
Net change in loans	(27,360)	(11,031)
Investment in unconsolidated affiliates	(542)	(1,024)
Purchases of premises and equipment	(736)	(172)
Proceeds from sale of other real estate	2,390	1,851

Net cash used by investing activities	(76,240)	(5,659)

Cash flows from financing activities:
Net change in deposits	45,152	25,708
Decrease in federal funds purchased	14,142	1,080
Proceeds from securities sold under agreements for repurchase	1,844	—
Advances from Federal Home Loan Bank	1,000	—
Repayments of notes payable	(50)	(2,059)
Dividends paid	(461)	(206)
Proceeds from issuance of common stock	165	190

Net cash provided by financing activities	61,792	24,713

Net change in cash and cash equivalents	(8,671)	32,033
Cash and cash equivalents at beginning of period	41,906	40,399

Cash and cash equivalents at end of period	$33,235	$72,432

Supplemental disclosure of cash flow information:
Interest paid	$3,675	$10,218
Income taxes paid	—	349
Non-Cash Activities:
Assets acquired through foreclosure	1,071	3,568

See accompanying notes to consolidated financial statements (unaudited).

CIVITAS BANKGROUP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements as of June 30, 2003 and for the six month periods ended June 30, 2003 and 2002 were prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the 2002 consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K.

On January 1, 2003, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As the Company continues to account for stock-based employee compensation under APB 25, the adoption of this statement did not have a material impact on the financial statements or results of operations.

CIVITAS BANKGROUP, INC.

FORM 10-Q, CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiaries. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company’s Annual Report on Form 10-K, for a more complete discussion of factors that impact liquidity, capital and the results of operations.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. The words “anticipate,” “could,” “expects,” and “believes” and similar expressions are intended to identify such forward-looking statements but other statements not based on historical information may also be considered forward-looking. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to, (i) increased competition with other financial institutions; (ii) lack of sustained growth in the economy in the Company’s market area; (iii) rapid fluctuations in interest rates; (iv) significant downturns in the businesses of one or more large customers; (v) risks inherent in originating loans, including prepayment risks; (vi) the fluctuations in collateral values, the rate of loan charge-offs and the level for the provision for loan losses; (vii) changes in the legislative and regulatory environment; and (viii) loss of key personnel. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions and other important factors that could cause actual results to differ materially from those projected in forward-looking statements.

Critical Accounting Policies

The accounting principles followed by the Corporation and the methods of applying these principles conform with United States generally accepted accounting principles and with general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Critical accounting policies relate to investments, loans, allowance for loan losses, intangibles, revenues, expenses, stock options and income taxes. A description of these policies, which significantly affect the determination of the financial position, results in operations and cash flows, are summarized in our Annual Report on Form 10-K.

OVERVIEW

The Company continued to experience growth throughout the first half of 2003 benefiting from steady loan demand and as a result of leveraging the $5.4 million in capital raised in early December 2002. Corresponding increases in deposits and repurchase agreements funded this growth. Identification and remediation of problem assets along with improvements to loan underwriting practices continues to require management’s attention and adversely impacted operating results for the three and six months ended June 30, 2003.

The Company improved its net interest income compared to the level earned at the quarter ended June 30, 2002, despite operating in a sustained and historical low-rate environment. However, the level of non-performing assets continues to reduce interest income generation and the ongoing identification by management of additional problem loans will likely result in the Company incurring additional charge-offs and making increased provisions for loan losses which will negatively impact future earnings. Interest expense associated with the Company’s high level of time deposits benefits from the current interest rate environment.

RESULTS OF OPERATIONS

The Company’s results of operations depend primarily upon the level of net interest income, provision for loan losses, noninterest income and noninterest expenses. For the six months ended June 30, 2003, net earnings totaled $57,000 as compared to a net loss of $831,000 for the first six months ended June 30, 2002. For the three months ended June 30, 2003 the Company had a net loss of $345,000 as compared to a net loss of $1.3 million for the three months ended June 30, 2002. Provision for loan losses declined $2.1 million for the first six months of 2003 to $2.5 million from $4.6 million for the same period in 2002. This decrease was offset by an increase of $1.2 million in the Company’s noninterest expenses much of which is associated with its efforts to revise the management organization structure and centralization of the backroom operations. Provision for loan losses for the three months ended June 30, 2003 was $2.1 million as compared to $3.7 million for the three months ended June 30, 2002.

The Company had a net loss of $345,000 for the three months ended June 30, 2003 as compared to net earnings of $402,000 for the three months ended March 31, 2003. This decrease resulted from a $1.7 million increase in the Company’s provision for loan losses for the three months ended June 30, 2003 over the provision for loan losses for the three months ended March 31, 2003. This increase in the provision for loan losses was a result of net-charge offs of $1.9 million for the three months ended June 30, 2003.

NET INTEREST INCOME

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. The Company’s total interest income, excluding tax equivalent adjustments related to the Company’s tax exempt securities, decreased $1.3 million or 6.04% during the six months ended June 30, 2003 and $484,000 or 4.48% for the three months ended June 30, 2003 as compared to the same periods in 2002. The decrease in total interest income was primarily attributable to a declining average yield on earning assets as a result of operating in a sustained low interest rate environment. Also restricting interest income is the level of nonperforming assets, which has decreased from the previous year end level by $1.1 million to $23.7 million. Had such loans been performing, interest income for the six months ended June 30, 2003, would have increased by $709,000. Interest income from the securities portfolio increased 59.66% for the six months ended June 30, 2003 compared to the same period in 2002, resulting from growth in the Company’s securities portfolio as a result of the leverage transaction discussed below under “Balance Sheet Summary”.

Interest expense decreased $1.6 million or 16.55% for the six months ended June 30, 2003 and $743,000 or 15.82% in the three months ended June 30, 2003 compared to 2002. The overall decrease in total interest expense for the first six months of 2003 as compared to 2002 was attributable to the lower interest rate environment. Renewals of time deposits, as well as new deposit growth, are bearing considerably lower interest rates than those paid in 2002. Management also aggressively controlled the interest rates paid on its transaction accounts as balances in interest-bearing deposits increased $34.7 million or 6.47% since December 31, 2002.

The foregoing resulted in an increase in net interest income, before the provision for loan losses, of $277,000 or 2.26% for the six months ended June 30, 2003 and an increase of $259,000 or 4.24% for the three months ending June 30, 2003 as compared to the same periods in 2002. As discussed in “Item 3,” the Company’s interest rate risk modeling reflects an asset sensitive bias and therefore net interest income is positioned to benefit from an increase in interest rates.

PROVISION FOR LOAN LOSSES

The provision for loan losses totaled $2.5 million for the six months ended June 30, 2003 and $2.1 million for the three months ended June 30, 2003 compared to $4.6 million and $3.7 million, respectively, in 2002. Net charge-offs of $2.9 million over the six month period ended June 30, 2003 warranted the additional provision. Deteriorating economic conditions have resulted in some of our commercial and consumer borrowers experiencing financial difficulty and even the inability to pay their obligations to us. The Company has placed a greater emphasis on identifying at risk borrowers. Our banks have experienced a higher than normal amount of bankruptcies by their borrowers which account for a large portion of our loan charge offs. The provision for loan losses is based on past loan experience and other factors, which in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for monitoring its loan portfolio in an effort to identify potential problem loans and additional provisions will likely be appropriate as a result of ongoing efforts to better identify problem loans.

NONINTEREST INCOME

The components of the Company’s noninterest income include service charges on deposit accounts, other fees and commissions, mortgage banking activities, and gain on sale of assets. Total noninterest income increased 7.29% to $3.6 million and 8.93% to $2.0 million for the six month and three month periods ending June 30, 2003, respectively, compared to the same periods in 2002. The largest component of the bank’s noninterest income is revenue generated on deposit accounts. Service charges on deposit accounts increased $121,000 or 6.71% to $1.9 million during the six months ended June 30, 2003 and 6.65% to $1.0 million for the three months ended June 30, 2003 compared to the same periods in 2002. Revenue from mortgage banking activities increased $119,000 or 15.32% to $896,000 during the six months ended June 30, 2003 and $166,000 or 39.15% to $590,000 for the three months ended June 30, 2003 compared to the same period last year. Mortgage loan activity increased during 2003 stemming from the favorable interest rates environment. Other service charges, fees and commissions totaled $721,000 and $759,000 during the six months ended June 30, 2003 and 2002, respectively, a decrease of $38,000 or 5.01% and $316,000 and $443,000 during the three months ended June 30, 2003 and 2002, respectively, a decrease of $127,000 or 28.67%. Gains on sales of securities during the six months ended June 30, 2003 totaled $81,000. There were no gains or losses on sales of securities for the same period in 2002.

NONINTEREST EXPENSE

Noninterest expense consists primarily of salaries and employee benefits, occupancy expenses, furniture and equipment expenses, data processing expenses and other operating expenses. Total noninterest expense increased $1.2 million or 9.24% during the six months ended June 30, 2003 and $440,000 or 6.88% during the three months ended June 30, 2003 compared to the same periods in 2002. The increase is primarily attributable to expenses associated with the increase in personnel as the Company centralizes its backroom operations, revises its management organization structure and other costs necessary to support the Company’s expanded operations. Management believes significant cost savings will be gained through these efficiencies. Other noninterest expense for the three and six months ended June 30, 2003 was $2.5 million and $4.8 million, respectively as compared to $2.2 million and $4.4 million for the three and six months ended June 30, 2002, respectively. A holding company structure has been defined and expanded to provide support to the affiliated banks and is expected to reduce the level of duplicate operational processes. The Company believes that realization of cost savings from these efficiencies will be dependent upon effective implementation and may not be recognized until later fiscal quarters.

FINANCIAL CONDITION

BALANCE SHEET SUMMARY

The Company’s total assets increased 8.71% to $773.9 million at June 30, 2003 from $711.9 million at December 31, 2002. This increase in total assets was funded primarily from the 7.61% increase in deposits of $45.2 million and the $16.0 million increase in repurchase agreements. Loans totaled $549.1 million at June 30, 2003, an increase of $22.8 million or 4.34% over year-end 2002 balances. The Company’s securities portfolio increased 60.75% or $55.0 million to $145.5 million since year-end. A significant part of this increase is a result of the $47.1 million leverage transaction that was completed in January 2003 in which $3.8 million in state, county and municipal securities and $36.5 million in mortgage-backed securities were purchased through the use of funds generated from $24.0 million in brokered CDs, $6.9 million in time deposits, $1.0 million in FHLB advances, $3.5 million in capital, $3.4 million in Fed Funds Purchased, $1.5 million in demand deposits. Federal funds sold balances decreased 59.29% or $12.0 million to $8.2 million since December 31, 2002 as a direct result of the growth in loans and securities. Investment securities and Federal funds sold represent 19.87% of the Company’s assets.

Total liabilities increased 9.38% to $728.9 million at June 30, 2003 compared to $666.4 million at December 31, 2002. This $62.5 million increase was composed primarily of a $45.2 million or 7.61% increase in total deposits and $16.0 million in repurchase agreements, a product offered by the Company in connection with its developing a cash management service line. Brokered CDs totaled $18.8 million at June 30, 2003. Outstanding Federal Home Loan Bank advances increased $1.0 million to $51.9 million.

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures”. These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including credit card, residential mortgage, and consumer installment loans.

A loan is impaired when it is probable that the Company will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. Impaired loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company shall recognize an impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for loan losses.

The Company’s first mortgage single family residential and consumer loans are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

The Company considers all loans subject to the provisions of SFAS 114 and 118 that are on nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated with various other factors to determine if a loan is impaired. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower’s financial condition, collateral, liquidation value, and other factors that affect the borrower’s ability to pay.

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

Other loans may be classified as impaired when the current net worth and financial capacity of the borrower or of the collateral pledged, if any, is viewed as inadequate. In those cases, such loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and if such deficiencies are not corrected, there is a probability that the Company will sustain some loss. In such cases, interest income continues to accrue as long as the loan does not meet the Company’s criteria for nonaccrual status.

The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

Net charge-offs were $2.9 million and $3.8 million for the six month periods ending June 30, 2003 and 2002, respectively. Provision expense equaled $2.5 million and $4.6 million for these same time periods. The allowance for loan losses was $8.6 million or 1.57% of total loans at June 30, 2003 compared to $9.1 million or 1.72% of total loans at December 31, 2002. Total non-performing assets (non-accrual loans, loans past due 90 days or more still accruing interest and foreclosed properties) at June 30, 2003 decreased to $23.7 million down from $24.8 million, a decline of $1.1 million since December 31, 2002. To total assets, nonperforming assets were 3.06% and 3.48% for the same time periods. Management believes the balance of the allowance for loan losses to be adequate as of June 30, 2003 based on its internal evaluation of the allowance for loan losses and loan portfolio. Ongoing review of the Company’s loan portfolio assists management in identifying potential problem credits and determining the level of the allowance for loan losses. Quarterly, the allowance for loan losses is evaluated under the provision of SFAS 114 and 118 as discussed above. Under these provisions, specific provisions are made for loans considered impaired. A general reserve is also maintained for the Company’s small-balance homogenous loans.

The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Although management believes the allowance for loan losses at June 30, 2003 to be adequate, further deterioration in problem credits, the results of ongoing internal evaluation and review of the loan portfolio, or the impact of deteriorating economic conditions on other businesses, could require increases in the provision for loan losses and could result in future charges to earnings which could have a significant negative impact on net earnings. Furthermore, management believes that continued deterioration in the economy in both the Company’s primary market area and nationally could have a significant impact on loans not currently identified as problems as well as those that are identified.

LIQUIDITY AND ASSET MANAGEMENT

The Company’s management seeks to maximize net interest income by managing the Company’s assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is the ability to maintain sufficient cash levels necessary to fund operations, meet the requirements of depositors and borrowers and fund attractive investment opportunities. Higher levels of liquidity bear corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets and higher interest expense involved in extending liability maturities. Liquid assets including cash, due from banks and federal funds sold totaled $33.2 million. In addition, the Company has $105.6 million in securities classified as available for sale that could be sold for liquidity needs.

The Company’s primary source of liquidity is a stable core deposit base. In addition, payments from the loan and investment portfolios provide a secondary source. Borrowing lines with correspondent banks, FHLB and Federal Reserve augment these traditional sources. Repurchase agreements, brokered CDs, and public fund deposits are alternative sources of funding that the Company has access to.

Interest rate risk (sensitivity) focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long-term earnings through funds management/interest rate risk management. The Company’s rate sensitivity position has an important impact on earnings. Senior management of the banks meets monthly to analyze the rate sensitivity position of the subsidiary banks. These meetings focus on the spread between the banks’ cost of funds and interest yields generated primarily through loans and investments.

The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $37.5 million mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company’s loan portfolio. At June 30, 2003, loans of approximately $304.0 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.

As for liabilities, certificates of deposits of approximately $264.4 million will become due during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future. However, future decreases in rates could have a negative effect on total deposits.

Management believes that with current liquid assets, present maturities, borrowing sources and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the near term future. However, the Company’s bank borrowings and trust preferred securities have certain interest payment requirements and the Company has certain operating expenses at the holding company level, which require dividends or management fees from the Company’s bank subsidiaries in order to be funded. The Company’s recent asset quality problems have resulted in regulatory restrictions (approval) on its subsidiaries’ ability to pay dividends to the holding company, which could require the holding company to raise additional capital in order to make such payments. The Company anticipates that it will be able to meet required payments on its outstanding debt and trust preferred securities for the next four quarters through available cash resources and such additional capital. However, the Company’s regulators have considerable discretion in determining whether to grant required approvals, and no assurance can be given that such approvals will be forthcoming.

On July 31, 2003, the Company concluded a private placement of its common stock to three accredited investors pursuant to Rule 506 promulgated under Regulation D of the Securities Act of 1933. Pursuant to the private placement, the Company received approximately $6.9 million, net of offering expenses, from the subscription of 1,244,444 shares of common stock at $5.625 per share. The stock issued in connection with the private placement has not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the U.S. absent registration or an applicable exemption from the registration requirements. In connection with the private placement, we have agreed with each of the investors that we will register the shares of common stock on a registration statement not later than the one year anniversary of the closing of the offering.

The proceeds of this private placement will be utilized to support additional growth, maintain capital at the Company’s subsidiary banks and for general working capital purposes.

CAPITAL POSITION AND DIVIDENDS

At June 30, 2003, total shareholders’ equity was $45.0 million or 5.82% of total assets. The decrease of $429,000 in shareholders’ equity during the six months ended June 30, 2003 results from a $190,000 decline in other comprehensive income and the declaration of cash dividends of $461,000 offset by the Company’s net income of $57,000 and exercise of stock options totaling $165,000.

The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary banks. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary banks have none, and a part of the allowance for loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary banks and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. Trust preferred securities are allowed to be counted in Tier I capital, subject to certain limitations. At June 30, 2003, the Company’s total risk-based capital ratio was 11.45% and its Tier I risk-based capital ratio was approximately 10.21% compared to ratios of 12.18% and 10.92%, respectively at December 31, 2002. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4.0%. At June 30, 2003, the Company had a leverage ratio of 7.20%, compared to 7.95% at December 31, 2002.

The Company and its subsidiaries, Cumberland Bank, BankTennessee and Bank of Dyer, have informally agreed with or committed to bank regulatory officials to take various actions, including to reduce the level of criticized or non-performing loans, to improve loan underwriting, problem loan resolution and collection, and strategic and capital planning, to obtain prior regulatory approval before incurring additional holding company indebtedness, repurchasing shares, or paying dividends from certain subsidiary banks to the holding company or from the holding company to shareholders, and to maintain certain capital levels at subsidiary banks in excess of those required for well capitalized status. The most restrictive of these provisions would require the Company to maintain a Tier I leverage ratio of at least 7.0% at BankTennessee, Bank of Dyer and Cumberland Bank. The Company and its subsidiaries believe they were in compliance in all material respects with these informal understandings at June 30, 2003. The Company and its subsidiaries intend to continue to comply with these informal understandings, and the Company received approval to pay dividends in the first quarter of 2003. The Company believes that the proceeds of its private placement, earnings from operations and available funds will be sufficient to allow the Company to meet all these commitments and the requirements for well-capitalized status through the end of 2003. However, the Company’s regulators have considerable discretion in determining whether to grant required approvals, and no assurance can be given that such approvals will be forthcoming. In addition, the Company has been in discussions with the officials of the St. Louis Federal Reserve Bank concerning the results of the Federal Reserve’s examination of BankTennessee. These officials have advised Civitas that there is a possibility that the Federal Reserve Bank may place BankTennessee under a formal action with respect to the asset quality problems at BankTennessee that could result in BankTennessee being placed under a formal written agreement.

On July 31, 2003, the Company concluded a private placement of its common stock to three accredited investors pursuant to Rule 506 promulgated under Regulation D of the Securities Act of 1933. Pursuant to the private placement, the Company received approximately $6.9 million, net of offering expenses, from the subscription of 1,244,444 shares of common stock at $5.625 per share. The stock issued in connection with the private placement has not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the U.S. absent registration or an applicable exemption from the registration requirements. In connection with the private placement, we have agreed with each of the investors that we will register the shares of common stock on a registration statement not later than the one year anniversary of the closing of the offering.

The proceeds of this private placement will be utilized to maintain capital at the Company’s subsidiary banks and for general working capital purposes.

IMPACT OF INFLATION

Although interest rates are significantly affected by inflation, the inflation rate is immaterial when reviewing the Company’s results of operations.

EFFECT OF NEW ACCOUNTING STANDARDS

A new accounting standard dealing with asset retirement obligations was adopted during 2003. The Company’s management does not believe this standard has a material affect on its financial position of results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Based upon the nature of the Company’s operations, the Company does not maintain any foreign currency exchange or commodity price risk.

Interest rate risk (sensitivity) management focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long-term earnings through funds management/interest rate risk management. The Company’s rate sensitivity position has an important impact on earnings. Senior management of the subsidiary banks meet monthly to analyze the rate sensitivity position. These meetings focus on the spread between the cost of funds and interest yields generated primarily through loans and investments.

Net interest income should benefit from an increase in market interest rates. This position reflects the asset sensitive bias of the balance sheet. Net interest income is exposed to falling interest rates. Market indicators suggest significant further declines in short-term interest rate are unlikely in the near future.

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to its management, including its principal executive officer and its principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of the shareholders was held on May 15, 2003.

(b) At the Company’s annual meeting the following director nominees were elected by the shareholders:

	For	Against	Abstentions

Class I
C.M. Gatton	10,061,658	0	38,378
Ronald Gibson	10,066,296	0	33,740
Richard Herrington	10,076,178	0	23,858
Paul Pratt, Sr.	10,076,178	0	23,858
Tom Price	10,064,296	0	35,740

	For	Against	Abstentions

Class II
William Wallace	10,066,296	0	33,740

(c) The following other matters were voted on by the shareholders of record as of April 1, 2003:

	For	Against	Abstentions	Broker Non-Votes

Amendment of the Company’s 1998 Stock Option Plan	9,679,045	52,456	45,766	322,769
Adoption of the Company’s Employee Stock Purchase Plan	9,693,259	40,308	43,700	322,769
Amendment of the Company’s Amended and Restated Charter	9,697,319	26,974	52,974	322,769

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits

		31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(b)	The following reports on Form 8-K have been filed during the quarter for which this report is filed:

On April 29, 2003, the Company furnished a Current Report on Form 8-K pursuant to Item 9 and Item 12 relating to the Company’s results of operations for the quarter ended March 31, 2003.

Notwithstanding the foregoing, information furnished under Item 9 or Item 12 of our Current Reports on Form 8-K, including the related exhibits, shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIVITAS BANKGROUP, INC.
(Registrant)

DATE:	August 14, 2003	/s/ Andy LoCascio

Andy LoCascio, Chief Financial Officer
(Principal Accounting and Financial Officer)