Form 10-Q
period 2003-09-30
CIVITAS BANKGROUP INC
filed 2003-11-14
CIK 1092099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

Commission File Number 0-27393

CIVITAS BANKGROUP, INC.

(Exact Name of Registrant As Specified in Its Charter)

Tennessee	62-1297760

(State or Other Jurisdiction of	(IRS Employer Identification
Incorporation or Organization)	No.)

4 Corporate Centre
810 Crescent Centre Dr, Suite 320	Franklin, Tennessee 37067

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

Common stock outstanding: 17,100,106 shares at October 31, 2003.

CIVITAS BANKGROUP, INC.

ITEM 1. FINANCIAL STATEMENTS

CIVITAS BANKGROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

	September 30,	December 31,
(Dollars in thousands, except share amounts)	2003	2002

	(Unaudited)
Assets:
Cash and due from banks	$18,917	$21,681
Federal funds sold	25,150	20,225

Cash and cash equivalents	44,067	41,906
Interest-bearing deposits in financial institutions	10,985	9,466
Securities available for sale, at fair value	121,024	79,051
Securities held to maturity, fair value $61,532 at September 30, 2003 and $11,616 at December 31, 2002	61,440	11,488
Loans	551,727	526,215
Allowance for loan losses	(8,402)	(9,062)

Loans, net	543,325	517,153
Premises and equipment	22,561	23,366
Accrued interest receivable	3,907	3,922
Restricted equity securities	5,310	5,040
Investment in unconsolidated affiliates	6,801	6,163
Other real estate	6,010	6,338
Loan servicing rights	89	213
Other intangible assets	1,597	1,597
Other assets	5,203	6,175

Total assets	$832,319	$711,878

Liabilities and Shareholders’ Equity:
Deposits
Noninterest-bearing	$64,761	$56,639
Interest-bearing	620,881	536,359

Total deposits	685,642	592,998
Notes payable	4,750	5,500
Federal funds purchased and securities sold under repurchase agreements	19,830	0
Advances from Federal Home Loan Bank	51,852	50,852
Accrued interest payable	2,215	3,129
Other liabilities	2,295	1,926
Trust preferred securities	12,000	12,000

Total liabilities	778,584	666,405

Shareholders’ equity:
Common stock, $0.50 par value, authorized 20,000,000 shares; shares issued - 17,080,828 in 2003 and 15,382,626 in 2002	8,540	7,691
Additional paid-in capital	35,794	27,504
Retained earnings	9,398	9,749
Accumulated other comprehensive income	3	529

Total shareholders’ equity	53,735	45,473

Total liabilities and shareholders’ equity	$832,319	$711,878

See accompanying notes to consolidated financial statements (unaudited)

CIVITAS BANKGROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,

(Dollars in thousands except per share data)	2003	2002	2003	2002

Interest income:
Loans, including fees	$8,689	$9,612	26,882	$29,626
Securities	1,160	681	3,416	2,094
Deposits in financial institutions	22	62	72	110
Federal funds sold	16	165	52	531
Restricted equity securities dividends	55	53	160	178

Total interest income	9,942	10,573	30,582	32,539
Interest expense:
Time deposits of $100,000 or more	1,275	1,174	3,501	3,323
Other deposits	1,756	2,563	5,831	8,184
Federal funds purchased and securities sold under repurchase agreements	38	12	72	54
Notes payable, advances from Federal Home Loan Bank, and trust preferred securities	900	906	2,646	2,778

Total interest expense	3,969	4,655	12,050	14,339
Net interest income	5,973	5,918	18,532	18,200
Provision for loan losses	583	494	3,065	5,113

Net interest income after provision for loan losses	5,390	5,424	15,467	13,087
Other income:
Service charges on deposit accounts	970	1,005	2,894	2,808
Other service charges, commissions and fees	527	1,037	1,248	1,796
Mortgage banking activites	493	351	1,389	1,128
Net gain on securities transactions	170	223	251	223
Gain on sale of SBA loans	0	0	0	37

Total other income	2,160	2,616	5,782	5,992
Other expenses:
Salaries and employee benefits	3,628	2,974	10,646	9,338
Occupancy	934	838	2,713	2,575
Other operating	2,539	2,538	7,344	6,888

Total other expenses	7,101	6,350	20,703	18,801

Income before income taxes	449	1,690	546	278
Income tax expense	141	657	181	76

Net earnings	$308	$1,033	365	$202

Other comprehensive income (loss)	(336)	163	(526)	501
Total comprehensive income (loss)	(28)	1,196	(161)	703
Net earnings per share — basic	$0.02	$0.07	0.02	$0.01
Net earnings per share — diluted	0.02	0.07	0.02	0.01
Weighted average shares outstanding — basic	16,465,047	13,967,307	15,757,577	13,871,184
Weighted average shares outstanding — diluted	16,635,119	14,117,074	15,932,177	14,019,048

See accompanying notes to consolidated financial statements (unaudited).

CIVITAS BANKGROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-in	Retained	Comprehensive	Shareholders'
(Dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, December 31, 2001	13,808,236	$6,904	$22,289	$10,061	$59	$39,313
Exercise of stock options	226,180	113	503	—	—	616
Dividends $0.045 per share	—	—	—	(622)	—	(622)
Comprehensive Income:
Net earnings	—	—	—	202	—	202
Other Comprehensive Income
Change in unrealized loss on securities available for sale net of $307 in income taxes	—	—	—	—	501	501

Total Comprehensive Income						703

Balance, September 30, 2002	14,034,416	$7,017	$22,792	$9,641	$560	$40,010

Balance, December 31, 2002	15,382,626	$7,691	$27,504	$9,749	$529	$45,473
Issuance of common stock	1,613,922	807	8,098			8,905
Exercise of stock options	84,280	42	192	—	—	234
Dividends $0.045 per share	—	—	—	(716)	—	(716)
Comprehensive Income:
Net earnings	—	—	—	365	—	365
Other Comprehensive Income
Change in unrealized gain (loss) on securities available for sale, net of $168 in income taxes	—	—	—	—	(275)	(275)
Less: adjustment for realized gains included in net income, net of $154 in income taxes	—	—	—	—	(251)	(251)

Total Comprehensive Income (loss)						(161)

Balance, September 30, 2003	17,080,828	$8,540	$35,794	$9,398	$3	$53,735

See accompanying notes to consolidated financial statements (unaudited).

CIVITAS BANKGROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
UNAUDITED

	NINE MONTHS ENDED
	September 30,

(Dollars in thousands)	2003	2002

Cash flows from operating activities:
Net earnings	$365	$202
Adjustments to reconcile net earnings to cash from operating activites:
Provision for loan losses	3,065	5,113
Depreciation and amortization	1,312	1,326
Operations of unconsolidated affiliates	213	202
Origination of mortgage loans held for sale	(52,975)	(30,676)
Proceeds from sale of mortgage loans held for sale	55,311	39,362
Net gain on securities transactions	(251)	(223)
Net gain on sale of other real estate	134	(37)
Net change in:
Accrued interest receivable	15	833
Accrued interest payable and other liabilities	(545)	(1,728)
Other, net	826	1,328

Total adjustments	7,105	15,500

Net cash provided by operating activities	7,470	15,702

Cash flows from investing activities:
Net change in interest-bearing deposits in financial institutions	(1,519)	(672)
Purchases of securities available for sale	(102,498)	(46,975)
Proceeds from maturities, redemptions, and sales of securities available for sale	60,250	27,741
Purchases of securities held to maturity	(65,887)	(3,775)
Proceeds from maturities redemptions, and sales of securities held to maturity	15,935	4,393
Net change in loans	(35,995)	(7,528)
Investment in unconsolidated affiliates	(851)	(844)
Purchases of premises and equipment	(507)	(781)
Proceeds from sale of other real estate	4,616	912

Net cash used by investing activities	(126,456)	(27,529)

Cash flows from financing activities:
Net change in deposits	92,644	38,611
Decrease in federal funds purchased	1,000	(1,675)
Change in securities sold under agreements for repurchase	18,830	—
Advances from Federal Home Loan Bank	1,000	—
Repayments of notes payable	(750)	(2,109)
Dividends paid	(716)	(413)
Proceeds from issuance of common stock	9,139	616

Net cash provided by financing activities	121,147	35,030

Net change in cash and cash equivalents	2,161	23,203
Cash and cash equivalents at beginning of period	41,906	40,399

Cash and cash equivalents at end of period	$44,067	$63,602

Supplemental disclosure of cash flow information:
Interest paid	$4,883	$10,218
Income taxes paid	—	349
Non-Cash Activities:
Assets acquired through foreclosure	4,422	3,568

See accompanying notes to consolidated financial statements (unaudited).

CIVITAS BANKGROUP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements as of September 30, 2003 and for the nine month periods ended September 30, 2003 and 2002 were prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the 2002 consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K.

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

On January 1, 2003, the Company adopted Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees. On July 1, 2003, the Company adopted Statement 149, amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities. On October 1, 2003, the Company adopted Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Company’s operating results or financial condition.

CIVITAS BANKGROUP, INC.

FORM 10-Q, CONTINUED

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to provide insight into the financial condition and results of operations of Civitas BankGroup, Inc. and its subsidiaries (the “Company”). This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company’s Annual Report on Form 10-K, for a more complete discussion of factors that impact liquidity, capital and the results of operations.

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

CRITICAL ACCOUNTING POLICIES

     The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Critical accounting policies relate to investments, loans, allowance for loan losses, intangibles, revenues, expenses, stock options and income taxes. A description of these policies, which significantly affect the determination of the financial position, results in operations and cash flows, are summarized in Note 1, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements and discussed elsewhere in this section.

OVERVIEW

On August 18, 2003, the Company completed the offering of 1,613,922 shares of its common stock to certain accredited investors at a per share price of $5.625. The net proceeds to the Company, after expenses, were $8.9 million. This $8.9 million along with the $5.4 million raised by the Company in a separate private placement completed in December 2002 has been leveraged through the investment portfolio as described below in more detail resulting in significant asset growth for the period ended September 30. 2003. This growth was funded by increases in deposits and repurchase agreements in addition to the capital raised through the private placements. Additionally, loan demand has remained steady while non-performing assets have decreased 20.56% since year-end 2002. This decrease is a direct reflection of management’s ongoing attention to the remediation of problem assets. Continued progress in this area will require management’s attention and may adversely impact operating results into future quarters.

Although the Company’s non-performing assets were reduced in the quarter ended September 30, 2003, the significant level of non-performing assets continues to negatively impact interest income. Despite the level of non-performing assets, the Company’s net interest income for the three and nine months ended September 30, 2003 increased compared to those levels earned for the same periods for 2002. Provision expense, however, continues to significantly impact earnings and the ongoing identification of additional problem loans will likely result in the Company incurring additional charge-offs and making increased provisions for loan losses which will negatively impact future earnings. Efficiencies resulting from the centralization of the Company’s backroom operations have not yet been realized as this project is still underway.

RESULTS OF OPERATIONS

The Company’s results of operations depend primarily upon the level of net interest income, provision for loan losses, noninterest income and noninterest expenses. For the nine months ended September 30, 2003, net earnings totaled $365,000 as compared to $202,000 for the nine months ended September 30, 2002. For the three months ended September 30, 2003 the Company had net earnings of $308,000 as compared to $1.0 million for the three months ended September 30, 2002. Provision for loan losses declined $2.0 million for the nine months of 2003 to $3.1 million from $5.1 million for the same period in 2002. This decrease was offset by an increase of $1.8 million in the Company’s noninterest expenses much of which is associated with its efforts to revise the management organization structure, centralization of the backroom operations, and management’s focus on reducing the level of problem assets. Provision for loan losses for the three months ended September 30, 2003 was $583,000 as compared to $494,000 for the three months ended September 30, 2002.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. The Company’s total interest income, excluding tax equivalent adjustments related to the Company’s tax exempt securities, decreased $1.9 million or 5.99% to $30.6 million during the nine months ended September 30, 2003 and $622,000 or 5.88% to $10.0 million for the three months ended September 30, 2003 as compared to the same periods in 2002. The decrease in total interest income was primarily attributable to a declining average yield on earning assets as a result of operating in a sustained low interest rate environment, strategic runoff of selected loan products that no longer fit the Company’s lending philosophy, and amortized premiums from accelerated paydowns on the mortgage-backed securities portfolio. Interest income was also adversely impacted by the level of nonperforming assets which totaled $19.7 million at September 30, 2003, a $5.1 million reduction from the level at December 31, 2002. Had such loans been performing, interest income for the nine months ended September 30, 2003, would have increased by $525,000. The impact of lower interest rates was partially offset by an increase in average assets, primarily resulting from growth in the Company’s securities portfolio as a result of the leverage transactions discussed below under “Balance Sheet Summary”. Interest income from the securities portfolio increased $1.3 million or 63.13% to $3.4 million for the nine months ended September 30, 2003 compared to the same period in 2002 and $479,000 or 70.34% to $1.2 million for the three months ended September 30, 2003 as compared to the same period in 2002.

Interest expense decreased $2.3 million or 15.93% to $12.1 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 and $681,000 or 14.63% to $4.0 million in the three months ended September 30, 2003 compared to the same period in 2002. The overall decrease in total interest expense for the nine months of 2003 as compared to 2002 was driven by a decline in the average rate paid for interest bearing liabilities. The decrease in the average rate paid primarily resulted from the lower interest rate environment and increases in balances of lower cost sources of funds such as repurchase agreements. Although interest bearing liabilities have increased $106 million since year-end 2002, new deposit growth, as well as renewals of time deposits, is bearing considerably lower interest rates than those paid in 2002. The Company’s $56.6 million in fixed rate borrowings primarily from the Federal Home Loan Bank that carry substantial prepayment penalties limited further reductions in interest expense.

The foregoing resulted in an increase in net interest income, before the provision for loan losses, of $336,000 or 1.85% for the nine months ended September 30, 2003 and an increase of $59,000 or 1.00% for the three months ending September 30, 2003 as compared to the same periods in 2002. As discussed in “Item 3,” the Company’s interest rate risk modeling reflects an asset sensitive bias and therefore net interest income is positioned to benefit from an increase in interest rates.

Provision for Loan Losses

The provision for loan losses totaled $3.1 million for the nine months ended September 30, 2003 and $583,000 for the three months ended September 30, 2003 compared to $5.1 million and $494,000, respectively, for the nine and three months ended September 30, 2002. Net charge-offs of $3.7 million over the nine month period ended September 30, 2003 warranted the additional provision. Deteriorating economic conditions have resulted in some of our commercial and consumer borrowers experiencing financial difficulty and even the inability to pay their obligations to us. The Company has placed a greater emphasis on identifying at-risk borrowers. Our banks have experienced a higher than normal amount of bankruptcies by their borrowers which account for a large portion of our loan charge offs. The provision for loan losses is based on past loan experience and other factors, which in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for monitoring its loan portfolio in an effort to identify potential problem loans and additional provisions will likely be appropriate as a result of ongoing efforts to better identify problem loans.

Noninterest Income

The components of the Company’s noninterest income include service charges on deposit accounts, other fees and commissions, mortgage banking activities, and gain on sale of assets. Total noninterest income decreased 3.50% to $5.8 million and 17.43% to $2.2 million for the nine month and three month periods ending September 30, 2003, respectively, compared to the same periods in 2002. The largest component of the Company’s noninterest income is revenue generated on deposit accounts. Service charges on deposit accounts increased $86,000 or 3.06% to $2.9 million during the nine months ended September 30, 2003 but decreased $35,000 or 3.48% to $970,000 for the three months ended September 30, 2003 compared to the same periods in 2002. Revenue from mortgage banking activities increased $261,000 or 23.14% to $1.4 million during the nine months ended September 30, 2003 and $142,000 or 40.46% to $493,000 for the three months ended September 30, 2003 compared to the same period last year. Mortgage loan activity increased during 2003 stemming from the favorable interest rate environment and the related refinancings on mortgage loans. Other service charges, fees and commissions totaled $1.2 million and $1.8 million during the nine months ended September 30, 2003 and 2002, respectively, a decrease of $548,000 or 30.51% and $527,000 and $1.0 million during the three months ended September 30, 2003 and 2002, respectively, a decrease of $510,000 or 49.18%. Amounts reported in 2002 reflect nonrecurring income totaling $281,000 and the consolidation of certain nonbank wholly owned subsidiaries that have since been closed. Gains on sales of securities during the nine months ended September 30, 2003 totaled $251,000 compared to $223,000 in 2002.

Noninterest Expense

Noninterest expense consists primarily of salaries and employee benefits, occupancy expenses, furniture and equipment expenses, data processing expenses and other operating expenses. Total noninterest expense increased $1.9 million or 10.12% to $20.7 million during the nine months ended September 30, 2003 and $751,000 or 11.83% to $7.1 million during the three months ended September 30, 2003 compared to the same periods in 2002. The increase is primarily attributable to expenses associated with the increase in personnel as the Company centralizes its backroom operations, revises its management organization structure and other costs necessary to support the Company’s expanded operations. Management believes that significant cost savings will be gained through these efficiencies by reducing the level of duplicate operational processes and by the performance of these operations by specialized personnel. The Company believes that realization of cost savings from these efficiencies will be dependent upon effective implementation and may not be recognized until the second half of 2004. Other noninterest expense for the three and nine months ended September 30, 2003 was $2.5 million and $7.3 million, respectively as compared to $2.5 million and $6.9 million for the three and nine months ended September 30, 2002, respectively. Other noninterest expense includes expenses incurred by the Company related to the management of non-performing assets.

FINANCIAL CONDITION

Balance Sheet Summary

The Company’s total assets increased 16.92% to $832.3 million at September 30, 2003 from $711.9 million at December 31, 2002. The majority of this growth was in the securities portfolio as a result of leveraging the $14.3 million in new equity capital raised in December 2002 and August 2003. Two leverage transactions which are described in more detail below were completed in 2003, totaling $96.9 million. This increase in total assets was funded primarily from the $92.6 million or 15.62% increase in deposits and the $18.8 million increase in repurchase agreements.

The Company’s securities portfolio increased 101.53% or $91.9 million to $182.5 million since year-end. This increase is a result of the $47.1 million leverage transaction that was completed in January 2003 in which $3.8 million in state, county and municipal securities and $36.5 million in mortgage-backed securities were purchased through the use of funds generated from $24.0 million in brokered CDs, $6.9 million in time deposits, $1.0 million in FHLB advances, $3.5 million in capital, $3.4 million in federal funds purchased, and $1.5 million in demand deposits. In August 2003, a second leverage transaction was completed in the amount of $49.8 million in which

$44.7 million in mortgage-backed securities and $5.1 million in state, county and municipal securities were purchased through the use of funds generated from $41.0 million in brokered CDs, $4.8 million in federal funds purchased, and $4.0 million in capital.

Loans totaled $551.7 million at September 30, 2003, an increase of $25.5 million or 4.85% over year-end 2002 balances. A significant portion of this loan growth is related to loans made by our Williamson County Tennessee subsidiary, Cumberland Bank South which are primarily secured by real estate located in the county.

Federal funds sold balances increased 24.35% or $4.9 million to $25.2 million since December 31, 2002 resulting from accelerated paydowns in our mortgage-backed securities portfolio, deposit growth, and refinancing of loans. Investment securities and federal funds sold represent 24.94% of the Company’s assets.

Total liabilities increased 16.83% to $778.6 million at September 30, 2003 compared to $666.4 million at December 31, 2002. This $112.2 million increase was composed primarily of a $92.6 million or 15.62% increase in total deposits and $18.8 million in repurchase agreements, a product offered by the Company in connection with its developing a cash management service line. Brokered CDs totaled $57.5 million at September 30, 2003. Outstanding Federal Home Loan Bank advances increased $1.0 million to $51.9 million. A significant portion of the increase in liabilities results from the leverage transactions described above. Notes payable have decreased $750,000 since year-end.

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

Net charge-offs were $3.7 million and $4.9 million for the nine month periods ended September 30, 2003 and 2002, respectively. Provision expense equaled $3.1 million and $5.1 million for these same time periods. The allowance for loan losses was $8.4 million or 1.52% of total loans at September 30, 2003 compared to $9.1 million or 1.72% of total loans at December 31, 2002. Total non-performing assets (non-accrual loans and foreclosed properties) at September 30, 2003 decreased to $19.7 million down from $24.8 million, a decline of $5.1 million since December 31, 2002. Nonperforming assets as a percentage of total assets were 2.37% and 3.48% at September 30, 2003 and December 31, 2002. It is anticipated that the level of nonperforming loans will continue to gradually improve. Management believes the balance of the allowance for loan losses to be adequate as of September 30, 2003 based on its internal evaluation of the allowance for loan losses and loan portfolio. Ongoing review of the Company’s loan portfolio assists management in identifying potential problem credits and determining the level of the allowance for loan losses. Quarterly, the allowance for loan losses is evaluated under the provision of SFAS 114 and 118 as discussed above. Under these provisions, specific provisions are made for loans considered impaired. A general reserve is also maintained for the Company’s small-balance homogenous loans.

The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Although management believes the allowance for loan losses at September 30, 2003 to be adequate, further deterioration in problem credits, the results of the loan review process, or the impact of deteriorating economic conditions on other businesses, could require increases in the provision for loan losses and could result in future charges to earnings which could have a significant negative impact on net earnings. Furthermore, management believes that continued deterioration in the economy in both the Company’s primary market area and nationally could have a significant impact on loans not currently identified as problems as well as those that are identified.

Liquidity and Asset Management

The Company’s management seeks to maximize net interest income by managing the Company’s assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is the ability to maintain sufficient cash levels necessary to fund operations, meet the requirements of depositors and borrowers and fund attractive investment opportunities. Higher levels of liquidity bear corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets and higher interest expense involved in extending liability maturities. Liquid assets including cash, due from banks and federal funds sold totaled $44.1 million. In addition, the Company has $121.7 million in securities classified as available for sale that could be sold for liquidity needs.

The Company’s primary source of liquidity is a stable core deposit base. In addition, payments from the loan and investment portfolios provide a secondary source. Borrowing lines with correspondent banks, the Federal Home Loan Bank and the Federal Reserve augment these traditional sources. Repurchase agreements, brokered CDs, and public fund deposits are alternative sources of funding to which the Company has access.

Interest rate risk (sensitivity) focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long-term earnings through funds management/interest rate risk management. The Company’s rate sensitivity position has an important impact on earnings. Senior management of the Company’s bank subsidiaries meets quarterly to analyze the rate sensitivity position of the subsidiary banks. These meetings focus on the spread between the banks’ cost of funds and interest yields generated primarily through loans and investments.

The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $38.6 million mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company’s loan portfolio. At September 30, 2003, loans of approximately $299.5 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.

As for liabilities, certificates of deposits of approximately $262.1 million will become due during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future. However, future decreases in rates could have a negative effect on total deposits.

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

On August 18, 2003, the Company concluded a private placement of its common stock to certain accredited investors pursuant to Rule 506 promulgated under Regulation D of the Securities Act of 1933. Pursuant to the private placement, the Company received approximately $8.9 million, net of offering expenses, from the subscription of 1,613,922 shares of common stock at $5.625 per share. The stock issued in connection with the private placement has not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the U.S. absent registration or an applicable exemption from the registration requirements. In connection with the private placement, we have agreed with certain of the investors that purchased a total of 1,244,444 shares of common stock that we will register those shares on a registration statement not later than the one year anniversary of the closing of the offering.

The proceeds of this private placement will be utilized to support additional growth, maintain capital at the Company’s subsidiary banks and for general working capital purposes.

At September 30, 2003, the Company had unfunded loan commitments outstanding of $73.0 million and unfunded lines of credit and letters of credit of $27.2 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiaries have the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiaries could sell participations in these or other loans to correspondent banks.

Capital Position and Dividends

At September 30, 2003, total shareholders’ equity was $53.7 million or 6.45% of total assets. The increase of $8.3 million in shareholders’ equity during the nine months ended September 30, 2003 results from $8.9 million in issuance of common stock, a $526,000 decline in other comprehensive income and the declaration of cash dividends of $716,000 offset by the Company’s net income of $365,000 and exercise of stock options totaling $234,000.

The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary banks. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary banks have none, and a part of the allowance for loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary banks and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. Trust preferred securities are allowed to be counted in Tier I capital, subject to certain limitations. At September 30, 2003, the Company’s total risk-based capital ratio was 12.67% and its Tier I risk-based capital ratio was approximately 11.43% compared to ratios of 12.18% and 10.92%, respectively at December 31, 2002. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4.0%. At September 30, 2003, the Company had a leverage ratio of 8.05%, compared to 7.95% at December 31, 2002.

The Company and its subsidiaries, Cumberland Bank, BankTennessee and Bank of Dyer, have informally agreed with or committed to bank regulatory officials to take various actions, including to reduce the level of criticized or non-performing loans, to improve loan underwriting, problem loan resolution and collection, and strategic and capital planning, to obtain prior regulatory approval before incurring additional holding company indebtedness, repurchasing shares, or paying dividends from certain subsidiary banks to the holding company or from the holding company to shareholders, and to maintain certain capital levels at subsidiary banks in excess of those required for well capitalized status. The most restrictive of these provisions would require the Company to maintain a Tier I leverage ratio of at least 7.0% at BankTennessee, Bank of Dyer and Cumberland Bank. The Company and its subsidiaries believe they were in compliance in all material respects with these informal understandings at September 30, 2003. The Company and its subsidiaries intend to continue to comply with these informal understandings, and the Company received approval to pay dividends for the third quarter of 2003. The Company believes that the proceeds of its private placements, earnings from operations and available funds will be sufficient to allow the Company to meet all these commitments and the requirements for well-capitalized status through the end of 2003. However, the Company’s regulators have considerable discretion in determining whether to grant required approvals, and no assurance can be given that such approvals will be forthcoming. It is also possible that federal bank regulatory officials may change existing informal regulatory actions to formal written agreements or orders.

On August 18, 2003, the Company concluded a private placement of its common stock to certain accredited investors pursuant to Rule 506 promulgated under Regulation D of the Securities Act of 1933. Pursuant to the private placement, the Company received approximately $8.9 million, net of offering expenses, from the subscription of 1,613,922 shares of common stock at $5.625 per share. The stock issued in connection with the private placement has not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the U.S. absent registration or an applicable exemption from the registration requirements. In connection with the private placement, we have agreed with certain of the investors that purchased a total of 1,244,444 shares of common stock that we will register those shares on a registration statement not later than the one year anniversary of the closing of the offering.

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

On August 18, 2003, the Company concluded a private placement of its common stock to certain accredited investors pursuant to Rule 506 promulgated under Regulation D of the Securities Act of 1933. Pursuant to the private placement, the Company received approximately $8.9 million, net of offering expenses including a placement agent fee of $158,225 paid by the Company to Howe Barnes Investments, Inc., from the subscription of 1,613,922 shares of common stock at $5.625 per share. The stock issued in connection with the private placement has not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the U.S. absent registration or an applicable exemption from the registration requirements. In connection with the private placement, we have agreed with certain of the investors that purchased a total of 1,244,444 shares of common stock that we will register those shares on a registration statement not later than the one year anniversary of the closing of the offering.

As discussed in Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Company’s ability to pay dividends is subject to its receipt of prior approval by bank regulatory officials.

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

On July 31, 2003, the Company furnished a Current Report on Form 8-K pursuant to Item 9 and Item 12 relating to the Company’s results of operations for the quarter ended June 30, 2003.

On August 4, 2003, the Company furnished a Current Report on Form 8-K pursuant to Item 9 announcing the Company’s offering of its common stock in a private placement to certain accredited investors.

On August 18, 2003, the Company furnished a Current Report on Form 8-K pursuant to Item 9 announcing the Company’s completion of its offering of its common stock in a private placement to certain accredited investors.

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

CIVITAS BANKGROUP, INC.
(Registrant)

DATE: November 14, 2003	/s/ Richard Herrington

Richard Herrington, President and Chief Executive Officer

DATE: November 14, 2003	/s/ Andy LoCascio

Andy LoCascio, Chief Financial Officer
(Principal Accounting and Financial Officer)