Form 10-K
period 2003-12-31
CIVITAS BANKGROUP INC
filed 2004-03-30
CIK 1092099

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2003

Commission File Number 0-27393

CIVITAS BANKGROUP, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62 – 1297760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Corporate Centre 810 Crescent Centre Dr, Ste 320, Franklin, Tennessee	37067
(Address of principal executive offices)	(Zip Code)

(615) 383-6619
(Issuer’s telephone number)

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

YES ☒    NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ___

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☐    NO ☒

     The aggregate market value of the Registrant’s voting equity held by non-affiliates of the registrant on June 30, 2003 was $60,724,693. The market value calculation was determined using the closing price of $6.38 for the registrant’s common stock on June 30, 2003, as reported on the NASDAQ over-the-counter bulletin board.

     As of February 29, 2004, 17,455,496 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be held on May 20, 2004 are incorporated by reference into Part III of this Annual Report on Form 10-K.

CROSS REFERENCE INDEX
TO
FORM 10-K

PART I

Cautionary Statement Concerning
Forward-Looking Information

     This Annual Report on Form 10-K of Civitas BankGroup, Inc., a Tennessee corporation (the “Company”) contains or incorporates by reference certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the “safe harbors” created thereby. Those statements include, but may not be limited to, the discussions of the Company’s expectations concerning its future profitability, operating performance, growth strategy, and its assumptions regarding other matters. Also, when any of the words “believes”, “expects”, “anticipates”, “intends”, “estimates”, “plans”, or similar terms or expressions, are used in this Annual Report on Form 10-K, forward-looking statements are being made.

     You should be aware that, while the Company believes the expectations reflected in those forward-looking statements are reasonable, they are inherently subject to risks and uncertainties which could cause the Company’s future results and shareholder values to differ materially from the Company’s expectations. These factors are disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth herein and include, among others, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economy in the Company’s market area, (iii) rapid fluctuations in interest rates, (iv) significant downturns in the businesses of one or more large customers, (v) risks inherent in originating loans, including prepayment risks, (vi) the fluctuations in collateral values, the rate of loan charge-offs and the level for the provision for losses on loans, and (vii) changes in the legislature and regulatory environment. Because of these factors, there can be no assurance that the forward-looking statements included or incorporated by reference herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included or incorporated by reference herein, you should not regard the inclusion of such information as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. In addition, the Company does not intend to, and is not obligated to, update these forward-looking statements after the date of this Annual Report on Form 10-K, even if new information, future events or other circumstances have made them incorrect or misleading as of any future date.

PART I

ITEM 1. Description of Business

General

     Civitas BankGroup, Inc. is a multi-bank holding company headquartered in Franklin, Tennessee, with $833.3 million in total assets at December 31, 2003. We conduct our banking business through five (5) bank subsidiaries in twelve markets throughout Middle and West Tennessee:

•	Cumberland Bank, a Tennessee state chartered bank with nine (9) offices in Macon, Robertson, Smith, Sumner and Warren Counties, Tennessee;

•	BankTennessee, a Tennessee state chartered bank with five (5) offices in Shelby and Lauderdale Counties, Tennessee;

•	Cumberland Bank South, a Tennessee state chartered bank, with four (4) offices in Davidson and Williamson Counties, Tennessee;

•	Bank of Dyer, a Tennessee state chartered bank with four (4) offices in Gibson and Madison County, Tennessee; and

•	Bank of Mason, a Tennessee state chartered bank with one (1) office in Tipton County, Tennessee.

     Our principal operations include traditional banking services incorporating commercial and residential real estate lending, commercial business lending, consumer lending, construction lending and other financial services, including depository, and brokerage services. We equally serve both metropolitan and rural areas, targeting local consumers, professionals and small businesses. Management believes that the markets in which our banks operate offer an environment for continued growth with respect to our target market.

     Our banks are subject to the regulatory authority of the Department of Financial Institutions of the State of Tennessee, the Federal Reserve Board and the Federal Deposit Insurance Corporation (the “FDIC”), which currently insures the depositors of each member bank to a maximum of $100,000 per depositor. For this protection, each bank is subject to a quarterly statutory assessment and the rules and regulations of the FDIC.

Competition

     Our banks face substantial competition in and out of their immediate market area in attracting and retaining deposits and lending funds. Competition for deposits and loans are based on the range and quality of financial services offered, the ability to offer attractive rates, the availability of convenient office locations, and alternative delivery methods. We compete not only with banks, but with thrifts, credit unions, and other financial service providers, such as brokerage and insurance companies, and internet-based financial companies. The entry of new competitors through expansion, de novo status, or acquisition could have an effect on our operations in that market.

     We believe our strategy of relationship banking and local autonomy in the communities we serve allows flexibility in products offered in response to local needs in a way that can enhance profitability for our banks, particularly as consolidation of the banking industry occurs and larger institutions exit markets that are only marginally profitable for them. We believe our emphasis on community banking, customer service and relationships is the most effective method we have of competing with these larger regional bank holding companies as well as smaller community banks.

Joint Ventures

     The Company owns a 50% interest in The Murray Banc Holding Company, LLC in Murray, Kentucky and Insurors Bank of Tennessee, headquartered in Nashville, Tennessee. Only the Company’s initial investment, adjusted for its pro rata share of operating results of each entity, is included in the consolidated financial statements. The Murray Banc Holding Company is a single bank holding company which owns 100% of The Murray Bank. The Murray Bank opened in 1999, and has approximately $138.2 million in total assets at December 31, 2003. Insurors Bank opened in November 2000 and has approximately $55.6 million in assets at December 31, 2003. More information regarding these two entities can be found in note 6 to the consolidated financial statements.

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

Supervision and Regulation

     As a bank holding company, Civitas BankGroup is subject to regulation under the Bank Holding Company Act, and supervision by the Federal Reserve Board. As a publicly traded company, Civitas is also subject to the various other laws, regulation and supervision by the National Association of Securities Dealers and Securities and Exchange Commission. Our bank subsidiaries are subject to state and federal banking laws and regulations which impose specific requirements or restrictions and provide for general regulatory oversight with respect to virtually all aspects of our banks’ operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summaries of statutes and regulations affecting banks and bank holding companies do not purport to be complete. These summaries are qualified in their entirety by reference to the statutes and regulations described.

     General. As a bank holding company, we are regulated under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and are inspected, examined, and supervised by the Board of Governors of the Federal Reserve System. Under the BHCA, bank holding companies generally may not acquire the ownership or control of more than 5% of the voting shares, or substantially all the assets, of any company, including a bank, without the Federal Reserve’s prior approval. In addition, bank holding companies generally may engage, directly or indirectly, only in banking and such other activities as are determined by the Federal Reserve to be closely related to banking. Under the Gramm-Leach-Bliley Act of 1999, bank holding companies may elect to become financial holding companies, which are permitted to engage in activities that are financial in nature or incidental to a financial activity. We have not elected to become a financial holding company.

     Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act, as amended, limit borrowings by us and our nonbank subsidiaries from our affiliate banks. These requirements also limit various other transactions between us and our nonbank subsidiaries, on the one hand, and our banks, on the other. For example, Section 23A limits to no more than 10% of its total capital the aggregate outstanding amount of any bank’s loans and other “covered transactions” with any particular nonbank affiliate, and limits to no more than 20% of its total capital the aggregate outstanding amount of any bank’s “covered transactions” with all of its nonbank affiliates. Section 23A also generally requires that a bank’s loans to its nonbank affiliates be secured, and Section 23B generally requires that a bank’s transactions with its nonbank affiliates be on arm’s length terms.

     All of our banks are incorporated under the banking laws of the State of Tennessee and, as such, are governed by the applicable provisions of those laws. Consequently, the Tennessee Department of Financial Institutions (“TDFI”) supervises and regularly examines our banks. Our banks’ deposits are insured by the FDIC through the Bank Insurance Fund, and therefore are governed by the provisions of the Federal Deposit Insurance Act. However, most of our banks are members of the Federal Reserve Bank System. Therefore, our primary federal banking regulator is the Federal Reserve. The TDFI and the FDIC regulate or monitor virtually all areas of our banks’ operations.

     The Murray Bank is a federal savings bank organized under the laws of the United States of America. The Murray Bank is primarily regulated and examined by the Office of Thrift Supervision. The FDIC also regulates various operations of The Murray Bank.

     Branching. Tennessee law imposes limitations on the ability of a state bank to establish branches in Tennessee. Under current Tennessee law, any Tennessee bank domiciled in Tennessee may establish branch offices at any location in any county in the state. Furthermore, Tennessee and federal law permits out-of-state acquisitions by bank holding companies, interstate merging by banks, and de novo branching of interstate banks, subject to certain conditions. These powers may result in an increase in the number of competitors in our banks’ markets. We believe our banks can compete effectively in their markets despite any impact of these branching powers, but there can be no assurance that future developments will not affect our banks’ ability to compete effectively.

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

     A banking organization’s qualifying total capital consists of two components: Tier I, or “core” capital, and Tier 2, or “supplementary” capital. Tier I capital is an amount equal to the sum of: (1) common shareholders’ equity, including adjustments for any surplus or deficit; (2) non-cumulative perpetual preferred stock; and (3) the company’s minority interests in the equity accounts of consolidated subsidiaries. With limited exceptions for goodwill arising from certain supervisory acquisitions, intangible assets generally must be deducted from Tier I capital. Other intangible assets may be included in an amount up to 25% of Tier I capital, so long as the asset is capable of being separated and sold apart from the banking organization or the bulk of its assets. Additionally, the market value of the asset must be established on an annual basis through an identifiable stream of cash flows, and there must be a high degree of certainty that the asset will hold this market value notwithstanding the future prospects of the banking organization. Finally, the banking organization must demonstrate that a liquid market exists for the asset. Intangible assets in excess of 25% of Tier I capital generally are deducted from a banking organization’s regulatory capital. At least 50% of the banking organization’s total regulatory capital must consist of Tier I capital.

     Tier 2 capital is generally considered to be an amount equal to the sum of the following:

•	the allowance for possible credit losses in an amount up to 1.25 % of risk-weighted assets;

•	cumulative perpetual preferred stock with an original maturity of 20 years or more and related surplus;

•	hybrid capital instruments defined as instruments with characteristics of both debt and equity, perpetual debt and mandatory convertible debt securities; and

•	in an amount up to 50% of Tier I capital, eligible term subordinated debt and intermediate-term preferred stock with an original maturity of five years or more, including related surplus.

     Investments in unconsolidated banking and finance subsidiaries, investments in securities subsidiaries and reciprocal holdings of capital instruments must be deducted from capital. The federal regulatory agencies may require other deductions on a case-by-case basis.

     Under the risk-weighted capital guidelines, balance sheet assets and certain off-balance sheet items like standby letters of credit are assigned to one of four risk-weight categories according to the nature of the asset and its collateral or the identity of any obligor or guarantor. These four categories are 0%, 20%, 50% or 100%. For example, cash is assigned to the 0% risk category, while loans secured by one-to-four family residences are assigned to the 50% risk category. The aggregate amount of assets and off-balance sheet items in each risk category is adjusted by the risk-weight assigned to that category to determine weighted values, which are added together to determine the total risk-weighted assets for the banking organization. Accordingly, an asset, like a commercial loan, which is assigned to a 100% risk category, is included in risk-weighted assets at its nominal face value, whereas a loan secured by a single-family home mortgage is included at only 50% of its nominal face value. The application ratios are equal to capital, as determined, divided by risk-weighted assets, as determined.

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

     Institutions not in compliance with these regulations are expected to be operating in compliance with a capital plan or agreement with that institution’s regulator. If they do not do so, they are deemed to be engaging in an unsafe and unsound practice and may be subject to enforcement action. Failure to maintain a Tier I leverage capital ratio of at least 2% of assets constitutes an unsafe and unsound practice and may result in enforcement action against an institution justifying termination of that institution’s FDIC insurance.

     At December 31, 2003, the Company’s Tier 1 risk-based Capital and Total risk-based Capital ratios were 12.27% and 13.53%, respectively.

     Capital Commitments. The Company and its subsidiaries, Cumberland Bank, BankTennessee and Bank of Dyer, have agreed with or committed to bank regulatory officials to take various actions, including to reduce the level of criticized or non-performing loans, to improve loan underwriting, problem loan resolution and collection, and strategic and capital planning, to obtain prior regulatory approval before incurring additional holding company indebtedness, repurchasing shares, or paying dividends from certain subsidiary banks to the holding company or from the holding company to shareholders, and to maintain certain capital levels at subsidiary banks in excess of those required for well capitalized status. The most restrictive of these provisions requires the Company to maintain a Tier I leverage ratio of at least 7.0% at BankTennessee, Bank of Dyer and Cumberland Bank.

     The Company and its subsidiaries believe they were in compliance in all material respects with these agreements at December 31, 2003. The Company and its subsidiaries intend to continue to comply with these agreements, and the Company has requested approval to pay dividends for the first quarter of 2004 but has not yet received such approval. The Company believes that the proceeds of its private placement completed in August 2003, earnings from operations and available funds will be sufficient to allow the Company to meet all these commitments and the requirements for well-capitalized status through the end of 2004. However, the Company’s regulators have considerable discretion in determining whether to grant required approvals, and no assurance can be given that such approvals will be forthcoming.

     Liability for Bank Subsidiaries. Under the Federal Reserve policy, we, as a bank holding company, are expected to act as a source of financial and managerial strength to each of our banks and to maintain resources adequate to support each of our banks. This support may be required at times when we may not have the resources to provide it. Any depository institution insured by the FDIC can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with the default of a commonly-controlled, FDIC-insured depository institution like a bank subsidiary. Additionally, depository institutions insured by the FDIC may be held liable to the FDIC for any loss incurred or reasonably expected to be incurred in connection with any assistance provided by the FDIC to a commonly-controlled, FDIC-insured depository institution in danger of default. “Default” is defined generally as the appointment of a conservator or receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that a “default” is likely to occur in the absence of regulatory assistance. All of our banks are FDIC-insured depository institutions. Also, in the event that such a default occurred with respect to one of our banks, any capital loans from us to that bank would be subordinate in right of payment to payment of the bank’s depositors and other of the bank’s obligations.

     Dividend Restrictions. Federal and Tennessee law limits the payment of dividends by banks. Under Tennessee law, the directors of a state bank, after making proper deduction for all expenditures, expenses, taxes, losses, bad debts, and any write-offs or other deductions required by the TDFI, may credit net profits to the bank’s undivided profits account. Thereafter, the bank may quarterly, semi-annually, or annually declare a dividend from that account in an amount judged expedient by the bank’s board of directors. Before declaring the dividend, the board of directors must deduct any net loss from the undivided profits account and transfer to the bank’s surplus account (1) the amount, if any, required to raise the surplus to 50% of the capital stock and (2) the amount required, if any, but not less than 10% of net profits, to make the paid-in-surplus account equal the capital stock account. Thereafter, the bank may declare a dividend if the bank is adequately reserved against deposits and those reserves will not be impaired by the declaration of the dividend.

     A state bank, with the approval of the TDFI, may transfer funds from its surplus account to the undivided profits or retained earnings account or any part of its paid-in-capital account. The payment of dividends by any bank is dependent upon its earnings and financial condition and also may be limited by federal and state regulatory agency protections against unsafe or unsound banking practices. The payment of dividends could, depending upon the financial condition of a bank, constitute an unsafe or unsound banking practice. When a bank’s surplus account is less than its capital stock account, Tennessee law imposes other restrictions on dividends. Finally, the FDIC prohibits a state bank, the deposits of which are insured by the FDIC, from paying dividends if it is in default in the payment of any assessments due the FDIC.

     The Federal Reserve also imposes dividend restrictions on our banks as state member banks of the Federal Reserve. Our banks may not declare or pay a dividend if that dividend would exceed the bank’s undivided profits, unless the bank has received the prior approval of the Board of Governors of the Federal Reserve. Additionally, our banks may not permit any portion of their “permanent capital” to be withdrawn unless the withdrawal has been approved by the Board of Governors of the Federal Reserve. “Permanent capital” is defined as the total of a bank’s perpetual preferred stock and related surplus, common stock and surplus, and minority interest in consolidated subsidiaries. Finally, if one of our banks has a capital surplus in excess of that required by law, that excess may be transferred to the bank’s undivided profits account and be available for the payment of dividends so long as (1) the amount came from the earnings of prior periods, excluding earnings transferred as a result of stock dividends, and (2) the bank’s board and the Board of Governors of the Federal Reserve approved the transfer.

     Deposit Insurance Assessments. The deposits of each of our banks are insured up to regulatory limits by the FDIC and we are required under the FDIC’s deposit insurance assessments to maintain the Bank Insurance Fund (BIF) and Savings Association Insurance Fund (SAIF). The FDIC has adopted regulations establishing a permanent risk-related deposit insurance assessment system. Each financial institution is assigned to one of three capital groups; well capitalized, adequately capitalized or undercapitalized; and further assigned to one of three subgroups within a capital group. A bank’s assignment is based on supervisory evaluations by the institution’s primary federal regulator and, if applicable, other information relevant to the institution’s financial condition and the risk posed to the applicable insurance fund. The assessment rate applicable to our banks in the future will depend in part upon the risk assessment classification assigned to each bank by the FDIC and in part on the BIF assessment schedule adopted by the FDIC. Institutions are prohibited from disclosing the risk classification to which they have been assigned. The Deposit Insurance Funds Act of 1996 provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF and the SAIF. Currently, the annual insurance premiums on bank deposits insured by the BIF and SAIF vary between $0.00 to $0.43 per $100 of deposits.

     Effects of Governmental Policies. The difference between interest earned by our banks on their loans and investments and the interest paid by them on their deposits or other borrowings affects our banks’ earnings. The yields on their assets and the rates paid on their liabilities are sensitive to changes in prevailing market rates of interest. Thus, the general economic conditions, fiscal policies of the federal government, and the policies of regulatory agencies, particularly the Federal Reserve, which establishes national monetary policy, will influence our banks’ earnings and growth. The nature and impact of any future changes in fiscal or monetary policies cannot be predicted.

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

Available Information

     The Company’s Internet website is www.civitasbankgroup.com. We make available on our website our filings with the SEC, including the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after it electronically files or furnishes such materials to the Securities and Exchange Commission (the “SEC”). The information provided on our website is not part of this report, and is therefore not incorporated by reference herein unless such information is otherwise specifically referenced elsewhere in this report.

Employees

     Civitas BankGroup and its subsidiaries had approximately 279 full-time equivalent employees as of December 31, 2003.

ITEM 2. Description of Property

     Civitas BankGroup, Inc.’s principal executive offices are located at 4 Corporate Centre, 810 Crescent Centre Drive, Suite 320, Franklin, Tennessee 37067 in a leased facility. This facility located in the Cool Springs area of Franklin houses our mortgage division. Our Technology Center is a leased building also located in Cool Springs and is home to our centralized operational units. Our subsidiary banks operate 23 banking offices, of which seven are leased and 26 ATMs.

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

ITEM 4. Submission of Matters to a Vote of Shareholders

     No matters were submitted to a vote of shareholders during the fourth quarter of the Company’s fiscal year ending December 31, 2003.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Shareholder Matters

     The Company’s common stock is currently traded over-the-counter on the OTC Bulletin Board under the symbol CVBG. Prior to being traded on the OTC Bulletin Board, there was no established public trading market for our shares. Accordingly, there was no comprehensive record of trades or the prices of any trades prior to the shares being listed on the OTC Bulletin Board. The following table reflects stock prices for our shares to the extent any information is available for trades prior to the fourth quarter of 2002, the date that the shares were first listed on the OTC Bulletin Board and for trades after such date as reported on the OTC Bulletin Board.

				Cash
				Dividends
	High	Low	Close	Declared
2002:
First Quarter	$3.95	$3.40	$3.75	$0.015
Second Quarter	4.50	3.70	4.13	0.015
Third Quarter	4.30	4.00	4.14	0.015
Fourth Quarter	6.00	4.07	5.30	0.015

2003:
First Quarter	$6.50	$4.90	$6.25	$0.015
Second Quarter	6.50	6.20	6.38	0.015
Third Quarter	6.30	5.85	6.15	0.015
Fourth Quarter	6.50	6.05	6.45	0.015

     As of February 29, 2004, we had approximately 1,622 record shareholders. At that date, 17,455,496 shares were outstanding.

     Cash dividends totaling $0.06 per share were declared in 2003 and 2002. In the first quarter of 2004, a cash dividend was declared subject to regulatory approval in the amount of $0.015 per share payable on April 14, 2004 to shareholders of record on March 1, 2004. At this time we have not received the required regulatory approval and we can not give any assurance that we will receive the requested approval.

     The amount of the dividend, while in our sole discretion, depends in part upon the performance of the Company. Our ability to pay dividends is restricted by federal laws and regulations applicable to bank holding companies and by Tennessee laws relating to the payment of dividends by Tennessee corporations. Because substantially all of our operations are conducted through our subsidiaries, our ability to pay dividends also depends on the ability of our banks to pay a dividend to us. The ability of the banks to pay cash dividends is restricted by applicable regulations of the TDFI, the Federal Reserve, the OTS and the FDIC. As a result, we may not be able to declare a dividend to holders of the shares even if the present dividend policy were to change. See “Supervision and Regulation – Dividend Restrictions” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity.”

ITEM 6. Selected Consolidated Financial Data

     The table below provides selected consolidated financial data for the Company as of and for each of the five years ended December 31, 1999, 2000, 2001, 2002 and 2003. You should read the following selected consolidated financial information in conjunction with our financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this document.

	For years ending December 31,
	(In thousands, except per share amount)
	2003	2002	2001	2000	1999
Summary of Operations
Interest income	$41,276	$42,848	$52,865	$51,651	$39,193
Interest expense	16,077	18,643	28,901	27,057	19,127

Net interest income	25,199	24,205	23,964	24,594	20,066
Provision for loan losses	(3,579)	(6,800)	(6,377)	(2,636)	(1,623)
Noninterest income	7,408	8,448	7,048	5,771	4,290
Noninterest expense	(27,332)	(25,104)	(24,408)	(21,132)	(17,109)

Income before income taxes	1,696	749	227	6,597	5,624
Income tax expense	595	228	18	2,436	2,113

Net earnings	1,101	521	209	4,161	3,511
Basic earnings per share	0.07	0.04	0.02	0.30	0.28
Diluted earnings per share	0.07	0.04	0.01	0.30	0.27
Dividends per common share	0.06	0.06	0.06	0.05	—
Book value per common share	3.19	2.96	2.85	2.86	2.57

Selected Period-End Balances
Total assets	$833,320	$711,878	$667,511	$643,457	$525,559
Loans net of unearned income	550,565	526,215	522,245	507,217	440,316
Allowance for loan losses	8,414	9,062	9,023	6,137	5,146
Total deposits	671,636	592,998	549,424	524,142	435,252
Other borrowings	90,438	56,352	60,186	64,535	49,284
Shareholders’ equity	54,741	45,473	39,313	39,476	35,275

Selected Average Balances
Total assets	780,066	690,610	671,690	576,622	453,378
Securities	154,713	62,135	32,344	23,468	25,886
Loans net of unearned income	548,071	520,825	512,918	476,339	374,714
Allowance for loan losses	8,431	9,078	7,027	5,635	4,196
Total deposits	583,088	572,809	550,569	485,708	387,941
Other borrowings	69,337	60,090	63,975	47,437	34,477
Shareholders’ equity	48,910	39,967	40,056	37,366	27,200

Selected Operating Ratios
Annual % change in average loans	5.23%	1.54%	7.68%	27.12%	27.60%
Annual % change in average assets	12.95%	2.82%	16.49%	27.18%	21.56%
Return on average equity	2.25%	1.30%	0.52%	11.14%	12.91%
Return on average assets	0.14%	0.08%	0.03%	0.72%	0.77%

Per share amounts adjusted to reflect the effect of stock splits and stock dividends.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

     The Company completed an equity offering in August 2003 raising $8.9 million. This brings the new equity capital raised since December 2002 to $14.3 million. These funds were leveraged through the investment portfolio providing current earnings and monthly cash flow to support future loan growth. This strategy represented the majority of asset growth experienced in 2003.

     Earnings for 2003 significantly improved despite the level of problem loans, further compression of our net interest margin, and cost pressures from the centralization of backroom operations. Although the Company managed a 34.7% reduction in nonperforming assets, the level remains high and negatively impacts earnings performance in many ways. Until the Company can achieve significant reductions in problem assets, which are discussed in more detail below, it is likely that loan charge-offs will continue to be incurred, resulting in additional provisions for loan losses, which will negatively impact future earnings. The net interest margin compression was primarily due to interest rates remaining at historically low levels. The standardization and centralization of backroom operations increased expenses in the short-term for the long-term benefit. Management believes this new infrastructure is the foundation for future growth and profitability along with a strong credit culture.

     Assets grew from $711.9 million at December 31, 2002, to $833.3 million at year-end 2003, a $121.4 million increase or 17.1%. The primary changes in assets were the $112.8 million increase in securities and modest loan growth of $25.0 million. We funded these increases primarily by an increase in deposits of $78.6 million and a $33.9 million increase in repurchase agreements. Our total liabilities grew from $666.4 million at December 31, 2002 to $778.6 million at year end 2003, a $112.2 million increase or 16.8%.

     The Company’s securities portfolio increased 124.75% or $112.9 million to $203.4 million since year-end 2002. This increase is a result of the $47.1 million leverage transaction that was completed in January 2003 in which $3.8 million in state, county and municipal securities and $36.5 million in mortgage-backed securities were purchased through the use of funds generated from $24.0 million in brokered CDs, $6.9 million in time deposits, $1.0 million in FHLB advances, $3.5 million in capital, $3.4 million in federal funds purchased, and $1.5 million in demand deposits. In August 2003, a second leverage transaction was completed in the amount of $49.8 million in which $44.7 million in mortgage-backed securities and $5.1 million in state, county and municipal securities were purchased through the use of funds generated from $41.0 million in brokered CDs, $4.8 million in federal funds purchased, and $4.0 million in capital.

     Loans totaled $550.6 million at December 31, 2003, an increase of $24.4 million or 4.63% over year-end 2002 balances. A significant portion of this loan growth is related to loans made by our Williamson County Tennessee subsidiary, Cumberland Bank South and are primarily secured by real estate located in the county.

     Shareholders’ equity increased $9.3 million to $54.7 million at December 31, 2003. This increase was primarily the result of the private placement offering of $8.9 million in August, 2003. Our leverage capital ratio was 7.86% at December 31, 2003 compared to 7.95% at December 31, 2002, resulting from the significant increase in assets generated from the leverage transactions. See note 14 to our consolidated financial statements for more information relating to capital.

Net Earnings

     Net earnings for 2003 were $1.1 million compared to $521,000 in 2002, an increase of 111.1%. The improvement in earnings performance is a result of a $3.2 million decrease in provision for loan losses compared to 2002. Net charge-offs decreased by $2.5 million over this same time period. Operating expenses increased $2.2 million as the company continues to build a solid infrastructure to improve operational efficiency and strengthen operational control through the centralization of backroom operations. Earnings were enhanced $772,000 through leverage strategies facilitated by the addition of new capital discussed earlier.

Net Interest Income

     Net interest income is our principal source of earnings. In 2003 our net interest income increased $994,000 or 4.1%, to $25.2 million. Net interest income increased $3.8 million due to an increase in average earning assets as compared to 2002 but decreased $2.8 million as a result of changes in asset yields. Although net interest income increased, the company’s net interest margin continued to compress throughout 2003 declining to 3.48% from 3.84% in 2002. The favorable effect of lower rates on deposits and borrowings were countered by lower yields on earning assets. Net interest income is impacted by several factors including volume, rate, mix, interest rate fluctuations, and asset quality. More detail on changes in interest income and interest expense due to changes in rates is shown on page 21.

Interest Income

     Interest income decreased $1.6 million or 3.7% in 2003 to $41.3 million. The decrease was primarily attributable to the decline in the yield on average earning assets, which fell to 5.70% in 2003 from 6.79% in 2002 and reduced interest income by $7.5 million. Since the beginning of 2001, the Federal Reserve has decreased the federal funds rate by a total of 550 basis points, with the most recent decrease being 25 basis points in June 2003. In response, our bank subsidiaries lowered their lending rates. The decline in yield is a result of the effect of these changes in interest rates and lower reinvestment rates in addition to a higher percentage of earning assets invested in the securities portfolio. Average earning assets increased $93.7 million in 2003 primarily in the investment securities portfolio from the leverage transactions and, to a lesser degree, in loans. The positive effect in interest income of $5.9 million related to the increase in earning assets was not sufficient to offset the decrease due to lower rates. A lower loan yield was the primary factor driving the decrease in the earning assets yield. The yield on loans was 6.48% in 2003, compared to 7.48% in 2002, resulting in a $5.4 million reduction in interest income. Interest income earned as a result of loan growth experienced in 2003 totaled $2.0 million reducing the negative impact of lower yields to a $3.4 million reduction in loan interest income. Average amount of and average yield earned on our average earning assets are represented by asset type on the table on pages 21 through 22. The level of non-performing loans also heavily contributed to this decline in interest income. Lost interest totaling $619,000 due to loans in a non-accrual status was not realized in 2003. Average non-accrual loans for 2003 were $18 million. In addition, accelerated prepayments of our mortgage-backed securities resulted in an increased amortization of premiums that negatively impacted our yield on earning assets.

Interest Expense

     The reduction in interest income was offset by an even larger decline in interest expense as the rates paid on our interest-bearing liabilities have decreased when repriced. Interest expense decreased $2.6 million or 13.8% in 2003 compared to 2002. This expense reduction resulted from the repayment of higher-cost deposits and borrowings, managing our deposit costs and utilizing alternative low cost funding sources. The average rate paid for interest-bearing liabilities decreased from 2.89% in 2002 to 2.21% in 2003. This accounted for a $4.7 million decrease in interest expense and was due primarily to the falling interest rate environment previously discussed. Funding sources increased an average of $81.5 million during 2003 with a corresponding interest cost of $2.1 million. The majority of this increase was directly related to the leverage transactions described earlier.

Provision for Loan Losses

     The provision for loan losses totaled $3.6 million for 2003 compared to $6.8 million in 2002, a decrease of $3.2 million or 47.4%. Net loan charge-offs were $4.2 million in 2003 compared to $6.8 million in 2002, a decrease of $2.6 million. A decrease of $8.6 million in non-performing assets and declining past due ratio, along with the reduction in net-charge offs are the primary reasons for this decrease. The ratio of net charge-offs to average loans decreased 53 basis points to 0.77% from 1.3% for 2002. A Special Asset Team and Oversight Committee were created to improve the problem loan management and resolution process.

Noninterest Income

     Noninterest income decreased $1.0 million, or 12.3%, to $7.4 million in 2003. Service charges on deposit accounts continue to be our largest source of noninterest income. These are fees received for services related to our retail and commercial deposit products. These charges increased $58,000 or 1.5% in 2003 to $3.9 million. This compares to $3.8 million for 2002. Mortgage banking income totaled $1.7 million, an increase of $45,000 or 2.7% from 2002 levels, as favorable low mortgage interest rates continued through much of 2003. Mortgage banking income is comprised of mortgage origination fees, mortgage servicing income, and net gains on sale of mortgage loans. The company realized $274,000 in the sale of some of its investment securities in 2003. Security transactions are an integral part of balance sheet and interest rate risk management activities. Noninterest income represents 15.2% of total revenues as compared to 16.5% in 2002. This decrease is a result of certain one-time items recognized in 2002.

Noninterest Expense

     Noninterest expense increased $2.2 million, or 8.9%, to $27.3 million in 2003. Salaries and employee benefits represent the largest category of noninterest expense and totaled $14.0 million in 2003, an increase of $1.5 million or 12.1%. This increase was necessary as the Company continued to build the infrastructure needed to create a strong control environment and to attract and retain qualified personnel. Management believes this combination of controls and expertise will create a stronger earnings base for more efficient operations in the future. Other operating expenses include $714,000 in legal fees and expenses related to other real estate and $1.5 million in data processing expenses. The current data processing system is under evaluation to identify cost savings and position the company for future growth while minimizing increased data processing costs.

Results of Operations Year ended December 31, 2002 Compared to the Year ended December 31, 2001:

     Net earnings increased $312,000 or 149.3% to $521,000 in 2002 compared to $209,000 in 2001. Although total revenues decreased by 14.4%, this decrease was offset by a decrease in total expenses of 17.9% for 2002 as compared to the prior year. Provision expense increased 6.6% during that same time period.

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

     The reduction in interest income due to declining market interest rates was offset by the decline in interest expense. This expense reduction resulted from the repayment of higher-cost deposits and borrowings. Interest expense decreased $10.3 million or 35.5% in 2002 compared to 2001. The average rate paid for interest-bearing liabilities decreased from 4.63% in 2001 to 2.89% in 2002. This accounted for a $9.8 million decrease in interest expense and was due primarily to the falling interest rate environment previously discussed.

     The Company’s net interest spread and net yield on earning assets were 3.90% and 3.84% respectively, in 2002 as compared to 3.98% and 3.90% in 2001. Net interest spread represents the difference in the yield on earning assets and the rate paid on interest bearing liabilities. Net yield on earning assets is net interest income divided by average earning assets. Margin contraction resulted from the asset sensitive bias of the balance sheet given the significant reduction in market interest rates coupled with asset quality deterioration. More detail on changes in interest income and interest expense due to changes in rates is shown on page 21.

     The provision for loan losses was $6.8 million for 2002 compared to $6.4 million in 2001, a 6.3% increase. The increase in the provision was attributable to the increase in classified loans and net charge-offs. Net loan charge-offs were $6.8 million in 2002 compared to $3.5 million in 2001. Charge-offs increased due to increased losses in commercial, real estate and consumer loans. Loan classifications increased due to the economic downturn and management’s aggressive identification actions on loans to borrowers which otherwise are able to make principal and interest payments, but, upon review, appear to have financial weaknesses.

Loans

     The following table presents various categories of loans contained in our banks’ loan portfolios for the periods indicated and the total amount of all loans for such period:

	December 31,
Type of Loan	2003	2002	2001	2000	1999
	($ in thousands)
Real estate — construction and development	$83,211	$71,907	$73,713	$73,706	$80,789
Real estate — 1 to 4 family residential	158,116	169,220	181,675	181,723	157,820
Real estate other	106,483	93,894	68,089	63,450	49,708
Commercial, financial and agricultural	157,470	145,409	142,122	131,548	102,385
Consumer	39,258	44,978	57,517	58,156	50,643
Other	6,385	1,103	1,115	1,396	1,744

Total loans	550,923	526,511	524,231	509,979	443,089
Unearned income and deferred fees	(358)	(296)	(1,986)	(2,762)	(2,773)

Total loans, net of unearned income and deferred fees	$550,565	$526,215	$522,245	$507,217	$440,316

     Total loans at December 31, 2003 were $550.6 million, compared to $526.2 at year-end 2002 and represented 76.0% of average earning assets in 2003 and 83.4% in 2002. Loan growth was $24.4 million, or 4.6%, during 2003, and $4.0 million, or 0.8%, during 2002. This growth was concentrated in our Williamson County market. Management’s continued focus on improving asset quality detracted from business development efforts in other markets we serve.

     At December 31, 2003, 1-4 family residential real estate loans constituted 28.7% of total loans and construction and development loans constituted 15.1% of total loans. It is our philosophy to pursue real estate lending as our core type of lending relationship. Of our combined loan portfolio, 63.2% is secured by residential and other real estate

     The following is a presentation of an analysis of maturities of loans as of December 31, 2003:

	Due in 1 year	Due in 1 to 5	Due After 5
Type of Loan	or less	Years	Years	Total
	($ in thousands)
Real estate — construction & development	$66,152	$16,854	$205	$83,211
Real estate — 1-4 family residential	34,800	65,118	58,198	158,116
Real estate — other	15,575	62,074	28,834	106,483
Commercial, financial and agricultural	64,900	70,650	21,920	157,470
Consumer	15,471	23,395	392	39,258
Other	2,041	1,208	3,136	6,385

Total gross loans	$198,939	$239,299	$112,685	$550,923

     At December 31, 2003, $233.1 million in loans due after one year had predetermined interest rates and $118.9 million in loans due after one year had floating interest rates.

Allowance for Loan Losses and Asset Quality

     The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount believed by management to be sufficient to absorb inherent losses in the loan portfolio. Factors considered in establishing an appropriate allowance include an assessment of the financial condition of the borrower, a determination of the value and adequacy of underlying collateral, the condition of the local economy and the condition of the specific industry of the borrower, an analysis of the levels and trends of loan categories, and a review of delinquent and classified loans. We apply a systematic process for determining the adequacy of the allowance for loan losses, including an internal loan review function and a quarterly analysis of the adequacy of the allowance. Our quarterly analysis includes determination of specific potential loss factors on individual classified loans, historical potential loss factors derived from actual net charge-off experience and trends in nonperforming loans, and potential loss factors for other loan portfolio risks such as loan concentrations, local economy, and the nature and volume of loans.

An analysis of our loss experience is furnished in the following table for the periods indicated:

	Years Ended December 31,
	2003	2002	2001	2000	1999
Balance at beginning of year	$9,062	$9,023	$6,137	$5,146	$4,012
Increase due to acquisitions	—	—	—	58	152

	9,062	9,023	6,137	5,204	4,164

Loans charged-off:
Real estate-construction & development	(596)	(679)	(258)	(73)	—
Real estate-1 to 4 family	(498)	(598)	(295)	(414)	(117)
Real estate-other	(491)	(496)	(608)	(62)	—
Commercial, financial & agricultural	(2,083)	(3,670)	(1,553)	(614)	(123)
Consumer	(1,464)	(1,806)	(1,052)	(704)	(518)
Other	(11)	(150)	(137)	—	—

Total charge-offs	$(5,143)	$(7,399)	$(3,903)	$(1,867)	$(758)

Charge-offs recovered:
Real estate — construction & development	37	137	19	—	—
Real estate - 1-4 family	5	53	34	5	9
Real estate – other	162	47	29	32	—
Commercial	379	180	112	10	19
Consumer	230	214	156	117	89
Other	103	7	62	—	—

Total recoveries	$916	$638	412	164	117

Net loans charged-off	(4,227)	(6,761)	(3,491)	(1,703)	(641)
Current year provision	3,579	6,800	6,377	2,636	1,623

Balance at end of year	$8,414	$9,062	$9,023	$6,137	$5,146

Loans at year end	$550,565	$526,215	$522,245	$507,217	$440,316
Ratio of allowance to loans at year end	1.53%	1.72%	1.73%	1.21%	1.17%
Average loans	$548,071	$520,825	$512,918	$476,339	$374,716
Ratio of net loans charged off to average loans	0.77%	1.30%	0.68%	0.36%	0.17%

     The recorded values of loans actually removed from the consolidated balance sheets are referred to as charge-offs and, after netting out recoveries on previously charged-off assets, become net charge-offs. Our policy is to charge off loans, when, in management’s opinion, the loan is deemed uncollectible, although concerted efforts are made to maximize recovery. Net charge-offs decreased $2.6 million in 2003 to $4.2 million, which compares to $6.8 million in 2002. Our level of net charge-offs to average loans was 0.77% in 2003 and 1.30% in 2002. Economic conditions, on a local and a national level, have adversely affected borrowers, particularly those that were marginally capitalized. During 2003, the provision for loan losses of $3.6 million was $3.2 million less than the preceding year. Factors which caused the decreased provision in 2003 were reduced levels of net charge-offs, reduced level of non-performing assets and a reduction in past due balances.

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

     The following table presents information regarding nonaccrual, past due and restructured loans, and foreclosed properties at the dates indicated:

	December 31,
	2003	2002	2001	2000	1999
Loans accounted for on a non-accrual basis	$12,362	$18,435	$12,625	$5,608	$2,446
Accruing loans which are contractually past due 90 days or more as to principal and interest payments	3	—	1,168	345	241
Restructured loans	$—	$223	$252	$—	$693

Total nonperforming loans	12,365	18,658	14,045	5,953	3,380
Foreclosed properties	3,793	6,338	7,330	3,142	2,400

     Total non-performing loans were $12.4 million at December 31, 2003, a decrease of 33.7% from the $18.7 million at December 31, 2002. Non-performing loans were 2.2% and 3.5% of loans at December 31, 2003 and 2002, respectively. To total assets, non-performing loans were 1.5% and 2.6% for the same time periods. The ratio of allowance to non-performing loans at December 31, 2003 and December 31, 2002 was 68% and 49%, respectively. The dollar decrease in non-performing loans during 2003 is due to management’s concerted efforts to improve credit quality. Additional interest income of approximately $619,000 in 2003, $1.2 million in 2002, and $855,000 in 2001 would have been recorded if all loans accounted for on a non-accrual basis had been current in accordance with their original terms.

     Management has internally classified an additional $21.2 million in loans as substandard based upon other possible credit problems. These loans are not included in the above amounts. These loans are performing loans but are classified as substandard due to payment history, decline in the borrowers’ financial position or decline in collateral value. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Loans classified as doubtful have all the weaknesses inherent in one classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Doubtful loans totaled $1.5 million at December 31, 2003. Loans classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. There were no loans classified as loss as of December 31, 2003.

     As of December 31, 2003, there are no loans classified by our regulators or management as loss, doubtful or substandard that have not been disclosed above or which represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

     Non-performing loans, net charge-offs and foreclosed properties decreased during 2003 and as of December 31, 2003, management believes the allowance for loan losses and the carrying value of foreclosed properties is properly stated at December 31, 2003. Substantial resources have been devoted to identifying, grading and valuing problem assets during the past two years. Although it is likely that the Company will continue to have asset quality problems in 2004, management believes that identifiable problem assets have been appropriately provided for in the accompanying financial statements.

     The allocation of the allowance for loan losses by loan category at December 31, for the years indicated is presented below:

	As of December 31,
	2003		2002		2001
		Percent of		Percent of		Percent of
		loans in		loans in		loans in
		category to		category to		category to
	Amount	total loans	Amount	total loans	Amount	total loans
Real estate — construction & development	$826	15%	$1,541	14%	$1,444	14%
Real estate — 1-4 single family	1,752	29%	725	32%	541	35%
Real estate — other	1,013	19%	634	18%	722	13%
Commercial, financial and agricultural	3,601	29%	3,262	28%	3,519	27%
Consumer	1,075	7%	2,628	8%	2,166	11%
Other	109	1%	181	0%	180	0%
Unallocated	38	NA	91	NA	451	NA

Total	$8,414	100%	$9,062	100%	$9,023	100%

     As of December 31, 2003, real estate mortgage loans constituted 63% of outstanding loans. Approximately $143.5 million, or 90.8%, of this category represents first mortgage residential real estate mortgages where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. We have $83.2 million in construction and development loans, which are primarily related to the home building industry in Shelby, Williamson, Davidson and Sumner Counties, Tennessee. The remaining portion of this category consists primarily of commercial real estate loans. Approximately 29% of the loan portfolio is in the category of commercial, financial and agricultural. Risk of loss for these loans is generally higher than residential loans. Therefore, management has allocated a significant portion of the allowance for loan losses to this category. The ratio of the allowance for loan losses to total loans was 1.53% at the end of 2003 compared to 1.72% at December 31, 2002.

Securities

     Our banks’ securities portfolios are primarily used as a source of liquidity. Total securities were $203.4 million at year-end 2003 compared to $90.5 million at December 31, 2002, an increase of $112.9 million from year-end 2002. Much of this growth was a result of the leverage strategies facilitated by the addition of new equity capital with the balance coming from more efficient funds management and a corresponding decrease in federal funds sold. Average investment securities were $154.7 million and $62.1 million, respectively for the years ended December 31, 2003 and 2002. The securities portfolio comprised 24.4% of total assets at year-end 2003. Growth of the investment securities portfolio in 2004 will depend on our loan and deposit growth, changes in the yield curve and reinvestment rates. It is currently anticipated that the investment securities portfolio will remain approximately the same percentage of assets in 2004.

     Our banks’ policy guidelines are designed to minimize credit, market and liquidity risk. Securities must be investment grade or higher to be purchased. At December 31, 2003, the investment portfolio had a net unrealized gain of $904,000 compared to $669,000 at December 31, 2002. Approximately 52.35% of securities held at year-end 2003 were pledged to secure public deposits, Federal Home Loan Bank borrowings, repurchase agreements and for other purposes as required or permitted by law. Other than commitments to originate or sell mortgage loans, our banks do not invest in off-balance sheet or derivative financial instruments.

     We invest primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states, counties and municipalities (“SCM”). The majority of the mortgage-backed securities are instruments of U.S.

Government agencies. In addition, we enter into federal funds transactions with our principal correspondent banks, and act as a net seller of such funds. We do not hold securities of any single issuer that exceeded ten percent of shareholders’ equity.

     The following tables present, for the periods indicated, the carrying amount of our securities portfolio, including mortgage-backed securities, segregated into available for sale and held to maturity categories.

	At December 31,
	2003	2002	2001
	(Dollars in thousands)
Available for sale:
U.S. Government and agencies	$10,116	$6,923	$25,222
Obligations of SCM	1,496	723	3,933
Mortgage-backed	127,641	69,524	10,467
Marketable equity securities	1,091	1,108	1,329
Other debt securities	500	773	1,863

Total available for sale	140,844	79,051	42,814

Held to maturity:
U.S. Government and agencies	1,139	3,398	6,297
Obligations of SCM	17,748	2,823	918
Mortgage-backed	40,729	2,651	2,912
Other debt securities	2,911	2,616	2,608

Total held to maturity	62,527	11,488	12,735

Total securities	$203,371	$90,539	$55,549

     The following table indicates, for the year ended December 31, 2003, the amount of investments due in (1) one year or less, (2) one to five years, (3) five to ten years, and (4) over ten years:

	1 yr or				5 to 10		Over
	less		1 to 5 yrs		yrs		10 yrs		Total
	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield	Balance
	(Dollars in Thousands)
Available for sale:
U.S. Government and agencies	$4,504	0.93%	$5,500	2.20%	$—	—	$112	7.86%	$10,116
Obligations of SCM	—	—	—	—	464	4.68%	1,032	4.04%	1,496
Mortgage-backed	—	—	1,504	5.08%	19,563	5.04%	106,574	4.89%	127,641
Marketable equity securities(2)	—	—	—	—	—	—	1,091	2.09%	1,091
Other	—	—	—	—	—	—	500	9.55%	500
Held to maturity:
U.S. Government and agencies	—	—	435	4.83%	698	4.50%	6	2.25%	1,139
Obligations of SCM	—	—	1,065	4.59%	1,241	3.91%	15,442	3.73%	17,748
Mortgage-backed	—	—	55	7.00%	10,236	5.25%	30,438	5.45%	40,729
Other	1,006	5.36%	—	—	—	—	1,905	8.02%	2,911

Totals	$5,510		$8,559		$32,202		$157,100		$203,371

(1)	Yields are presented based on adjusted cost basis of securities available for sale.

(2)	Marketable equity securities are included in the over 10 year category as there is no maturity.

Deposits

     Deposits are our primary source of funding asset growth. Deposits were $671.6 million at December 31, 2003 and averaged $645.0 million for the year 2003. This compares to year-end deposits of $593.0 and average deposits of $572.8 in 2002. We believe we have the ability to generate deposit growth within our local markets as loan demand dictates.

     Total deposits grew at a rate of 13.3% during 2003, an increase of $78.6 million, resulting from an increase in brokered deposits of $57.4 million which were used to fund a portion of the leveraged transactions. Deposit growth was greater than loan growth in 2003, resulting in a decrease in loan to deposit ratio from 88.7% at year end 2002 to 82.0% at year end 2003. The increase in deposit growth over loan growth resulted in an increase of securities of $54.2 million at the end of 2003. We will continue to target low-cost deposits to minimize interest expense and for their potential for providing deposit fee income.

     Average amount of and average rate paid for our deposits for year-end 2001, 2002 and 2003 are represented by deposit category on the table on pages 21 through 22.

     The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 2003:

Time Certificates of Deposit
(In thousands)
3 months or less	$46,009
3-6 months	35,930
6-12 months	30,962
Over 12 months	90,609

Total	$203,510

Borrowings

     In 2003, our bank subsidiaries began to offer repurchase agreements to their customers. Repurchase agreements are short-term borrowings, generally maturing overnight, where the bank sells investment securities with the intent to repurchase them back with a predetermined maturity date. These short-term borrowings averaged $11.2 million for 2003. See note 9 for more information about repurchase agreements.

     We also use FHLB borrowings to complement our funding needs. Our long-term strategy has been to be competitive on popular deposit products such as money market demand accounts and certificates of deposit. FHLB advances, while typically more costly than deposit funding, are typically the lowest cost borrowed funds available to institutions such as our banks. As of December 31, 2003, the balance of FHLB borrowings totaled $51.9 million, of which $852,000 mature before December 31, 2004.

CIVITAS BANKGROUP, INC.
Consolidated Average Balance Sheets, Net Interest Revenue and
Changes in Interest Income and Interest Expense

The following table shows the consolidated average monthly balances of each principal category of assets, liabilities and stockholders’ equity of the Company, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates.

	2003			2002			2003/2002 Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate (1)	Total
Net loans (2 and 3)	$548,071	6.48%	$35,542	$520,825	7.48%	$38,977	2,039	(5,475)	(3,436)
Securities	154,713	3.43%	5,302	62,135	4.63%	2,877	4,287	(1,862)	2,425
Federal funds sold	10,506	0.97%	102	38,060	1.62%	616	(446)	(68)	(514)
FHLB and FRB stock	5,214	4.33%	226	4,871	4.78%	233	16	(23)	(7)
Interest-bearing deposits in banks	5,924	1.76%	104	4,860	2.98%	145	32	(73)	(41)

Total earning assets	724,428	5.70%	$41,276	630,751	6.79%	$42,848	5,928	(7,501)	(1,573)

Cash and due from banks	18,793			22,576
Allowance for loan losses	(8,431)			(9,078)
Other assets	45,276			46,361

Total assets	$780,066			$690,610

Deposits:
NOW investments	$76,286	0.72%	549	$64,558	1.20%	774	141	(366)	(225)
Money market investments	115,167	1.11%	1,277	116,840	2.30%	2,692	(39)	(1,376)	(1,415)
Savings	29,181	0.97%	282	23,488	1.99%	467	113	(298)	(185)
Time deposits $100,000 and over	172,700	2.84%	4,907	116,945	3.70%	4,326	2,062	(1,481)	581
Other time deposits	189,754	2.86%	5,419	197,873	3.37%	6,661	(273)	(968)	(1,241)

Total interest-bearing deposits	583,088	2.13%	12,434	519,704	2.87%	14,920	2,004	(4,489)	(2,485)
Non interest-bearing demand deposits	61,935		—	53,105		—

Total deposits	645,023	1.93%	12,434	572,809	2.60%	14,920	2,004	(4,489)	(2,485)
Fed Funds purchased and repurchase agreements	12,223	0.96%	117	2,989	1.81%	54	167	(104)	63
Notes payable	5,272	7.95%	419	6,211	7.55%	469	(71)	21	(50)
FHLB advances and other borrowings	51,842	4.85%	2,516	50,890	4.99%	2,538	0	(22)	(22)
Subordinated debentures	12,000	4.93%	591	12,000	5.52%	662	0	(71)	(71)

Total deposits and borrowed funds	726,360	2.21%	16,077	644,899	2.89%	18,643	2,100	(4,665)	(2,565)

Other liabilities	4,796			5,744
Shareholders’ equity	48,910			39,967

Total liabilities and shareholders’ equity	$780,066			$690,610

Net interest income			$25,199			$24,205	3,828	(2,906)	922

Net yield on earning assets		3.48%			3.84%

1	Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.
2	Interest income includes fees on loans of $1,558 in 2003 and $2,057 in 2002.
3	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.
*	No taxable equivalent adjustments have been made since the effect of tax exempt income is insignificant.

CIVITAS BANKGROUP, INC.
Consolidated Average Balance Sheets, Net Interest Revenue and
Changes in Interest Income and Interest Expense

The following table shows the consolidated average monthly balances of each principal category of assets, liabilities and stockholders’ equity of the Company, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates.

	(Dollars in Thousands)
	December 31, 2002			December 31, 2001			2002 / 2001 Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate (1)	Total
Net loans (2 and 3)	$520,825	7.48%	$38,977	$512,918	9.39%	$48,155	742	(9,920)	(9,178)
Securities	62,135	4.63%	2,877	32,344	6.05%	1,958	1,802	(883)	919
Federal funds sold	38,060	1.62%	616	37,222	3.30%	1,227	28	(639)	(611)
FHLB and FRB stock	4,871	4.78%	233	4,513	8.27%	373	30	(170)	(140)
Interest-bearing deposits in banks	4,860	2.98%	145	26,739	4.31%	1,152	(943)	(64)	(1,007)

Total earning assets	630,751	6.79%	$42,848	613,736	8.61%	$52,865	1,659	(11,676)	(10,017)

Cash and due from banks	22,576			20,295
Allowance for loan losses	(9,078)			(7,027)
Other assets	46,361			44,686

Total assets	$690,610			$671,690

Deposits:
NOW investments	$64,558	1.20%	$774	40,467	2.29%	$925	$552	$(703)	$(151)
Money market investments	116,840	2.30%	2,692	106,954	3.42%	3,656	338	(1,302)	(964)
Savings	23,488	1.99%	467	15,819	2.86%	453	219	(205)	14
Time deposits $100,000 and over	116,945	3.70%	4,326	126,854	5.40%	6,581	(535)	(1,990)	(2,525)
Other time deposits	197,873	3.37%	6,661	211,014	6.04%	12,745	(794)	(5,290)	(6,084)

Total interest-bearing deposits	519,704	2.87%	14,920	501,108	4.92%	24,630	(220)	(9,490)	(9,710)
Noninterest-bearing demand deposits	53,105		—	49,461		—
Total deposits	572,809	2.60%	14,920	550,569	4.47%	24,630	(220)	(9,490)	(9,710)
Fed Funds purchased	$2,989	1.81%	$54	$6,305	4.23%	$267	$(140)	$(73)	$(213)
Notes payable	6,211	7.55%	469	7,934	8.00%	635	(138)	(28)	(166)
FHLB advances and other borrowings	50,890	4.99%	2,538	49,736	5.29%	2,629	1	(92)	(91)
Subordinated debentures	12,000	5.52%	662	9,600	7.71%	740	2	(80)	(78)

Total deposits and borrowed funds	644,899	2.89%	18,643	624,144	4.63%	28,901	(495)	(9,763)	(10,258)

Other liabilities	5,744			7,490
Shareholders’ equity	39,967			40,056

Total liabilities and shareholders’ Equity	$690,610			$671,690

Net interest income			$24,205			$23,964	$2,154	$(1,913)	$241

Net yield on earning assets		3.84%			3.90%

1	Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.
2	Interest income includes fees on loans of $2,057 in 2002 and $2,283 in 2001.
3	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.
*	No taxable equivalent adjustments have been made since the effect of tax exempt income is insignificant.

Equity and Capital Resources

     Shareholders’ equity totaled $54.7 million at year-end 2003. The increase in equity is attributable to the proceeds of the issuance of common stock of $8.9 million, net earnings of $1.1 million, and proceeds from the exercise of stock options totaling $398,000, offset by dividends paid of $973,000 and a decrease in other comprehensive income of $163,000.

     The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary banks have none, and a part of the allowance for loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. Subordinated debentures are allowed to be counted in Tier I capital, subject to certain limitations. At December 31, 2003, the Company’s total risk-based capital ratio was 13.53% and its Tier I risk-based capital ratio was approximately 12.27% compared to ratios of 12.18% and 10.92%, respectively at December 31, 2002. At December 31, 2003, the Company had a leverage ratio of 7.86%, compared to 7.95% at December 31, 2002.

     The Company and its subsidiaries, Cumberland Bank, BankTennessee and Bank of Dyer, have agreed with or committed to bank regulatory officials to take various actions, including to reduce the level of criticized or non-performing loans, to improve loan underwriting, problem loan resolution and collection, and strategic and capital planning, to obtain prior regulatory approval before incurring additional holding company indebtedness, repurchasing shares, or paying dividends from certain subsidiary banks to the holding company or from the holding company to shareholders, and to maintain certain capital levels at subsidiary banks in excess of those required for well capitalized status. The most restrictive of these provisions would require the Company to maintain a Tier I leverage ratio of at least 7.0% at BankTennessee, Bank of Dyer and Cumberland Bank. The Company and its subsidiaries believe they were in compliance in all material respects with these agreements at December 31, 2003. The Company and its subsidiaries intend to continue to comply with these agreements, and the Company received approval to pay its fourth quarter dividend which was paid in the first quarter of 2004. The Company believes that the proceeds of its private placement, earnings from operations and available funds will be sufficient to allow the Company to meet all these commitments and the requirements for well-capitalized status through the end of 2004. However, the Company’s regulators have considerable discretion in determining whether to grant required approvals, and no assurance can be given that such approvals will be forthcoming.

     The Company issued $8 million of subordinated debentures in December 2000, and another $4 million during July 2001. As disclosed in note 12 to the consolidated financial statements, these securities are included in Tier I Capital, with certain limitations. Their holders are also entitled to receive distributions based on a variable interest rate applied to the original investment.

     Items that represent common stock equivalents include 645,890 common stock options outstanding at December 31, 2003. We plan to continue granting stock options to selected officers, directors, and other key employees.

Return on Equity and Assets

     Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

	Years Ended
	December 31,
	2003	2002	2001
Return on average assets	0.14%	0.08%	0.03%
Return on average equity	2.25%	1.30%	0.52%
Average equity to average assets ratio	6.27%	5.79%	5.96%
Dividend payout ratio	88%	160%	397%

Liquidity

     It is a primary concern to depositors, creditors, and regulators that the Company and its subsidiaries demonstrate the ability to have readily available funds sufficient to repay fully-maturing liabilities, fund loan commitments, pay operating expenses, debt service and provide funds for dividends. Our liquidity, represented by cash and cash equivalents, is a result of our operating, investing and financing activities. In order to ensure funds are available at all times, we devote resources to projecting on a monthly basis the amount of funds that will be required and maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets, which are generally matched to correspond to the maturity of liabilities. Federal Reserve guidelines do not require a minimum level of liquidity.

     Funds are primarily provided by our banking subsidiaries through cash flows from operating activities, expansion of our deposit base, short-term borrowings, and the sale or maturity of assets. Correspondent relationships are maintained with several larger regional banks enabling our subsidiaries to purchase federal funds when needed. Additionally, our subsidiaries have access to liquidity at the Federal Home Loan Bank. This additional capacity is secured by blanket collateral agreements on the mortgage loan portfolio, specific loans and securities held by our banking subsidiaries. Sales and maturities of securities are other sources of liquidity. Securities designated as available for sale may be sold in response to changes in liquidity needs, interest rates or prepayment risks.

     The parent company’s liquidity is provided through cash dividends from its subsidiaries and its ability to raise additional funds. On August 18, 2003, the Company concluded a private placement of its common stock and received $8.9 million after expenses from the subscription of 1,613,922 shares at $5.625 per share for its common stock. The proceeds of this private placement have been utilized to maintain capital at the Company’s subsidiary banks and for general working capital purposes. As part of the Company’s agreements with bank regulatory officials, regulatory approval must be obtained prior to the payment of future dividends to the holding company by certain of the Company’s bank subsidiaries.

     The Company’s bank borrowings and subordinated debentures have certain interest payment requirements and the Company has certain operating expenses, which require dividends or management fees from the Company’s bank subsidiaries in order to be funded. As discussed above, the Company’s recent asset quality problems have resulted in regulatory restrictions (approval) on its subsidiaries ability to make dividends to the Company. The Company anticipates that it will be able to meet required payments on its outstanding debt and subordinated debentures for the next four quarters through available cash resources and the additional capital raised in the private placement of its common stock described elsewhere in this document. However, the Company’s regulators have considerable discretion in determining whether to grant required approvals, and no assurance can be given that such approvals will be forthcoming.

Off Balance Sheet Activities

     At December 31, 2003, the Company had unfunded loan commitments outstanding of $72.8 million and unfunded lines of credit and letters of credit of $26.9 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiaries have the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiaries could sell participations in these or other loans to correspondent banks.

Contractual Obligations

	Payments due by period
		Less than			More than
	Total	1 year	1 – 3 years	3 – 5 years	5 years
Long-Term Debt Obligations	$56,552	$1,652	$4,600	$11,600	$38,700
Capital Leases	—	—	—	—	—
Operating Leases	2,564	474	961	931	198
Purchase Obligations	—	—	—	—	—
Other Long-term Liabilities	12,000	—	—	—	12,000

Total	$71,116	$2,126	$5,561	$12,531	$50,898

Interest Rate Sensitivity

     A key element in the financial performance of financial institutions is the level and type of interest rate risk assumed. Responsibility for managing interest rate, market, and liquidity risk rests with our corporate Asset/Liability management Committee (ALCO). A significant measure of interest rate risk is the relationship of the repricing periods of earning assets and interest-bearing liabilities. The more closely the repricing periods are correlated, the less interest rate risk we assume. In general, community bank customer preferences tend to push the average repricing period for costing liabilities to a shorter time frame than the average repricing period of earning assets, resulting in a net liability sensitive position in time frames less than one year. A summary of the repricing schedule of our interest earning assets and interest-bearing liabilities (GAP) at year-end 2003 follows:

Dollars in thousands	1-90 Days	91-365 Days	1-5 years	Over 5 Years	Total
Interest earning assets:
Loans, net	$225,778	$83,743	$203,791	$37,253	$550,565
Securities available for sale	12,461	28,759	65,676	33,948	140,844
Securities held to maturity	3,137	7,958	24,452	26,980	62,527
Federal funds sold	15,081	—	—	—	15,081
Interest-earning deposits	3,099	460	392	95	4,046

Total interest earning assets	259,556	120,920	294,311	98,276	773,063

Interest bearing liabilities:
Interest bearing demand deposits	189,257	—	—	—	189,257
Savings deposits	29,734	—	—	—	29,734
Time deposits	94,091	147,877	142,645	—	384,613
FHLB borrowings	0	852	13,000	38,000	51,852
Notes payable	50	750	3,200	700	4,700
Federal funds purchased and repurchase agreements	33,886	—	—	—	33,886
Subordinated debentures	12,000	—	—	—	12,000

Total interest bearing liabilities	359,018	149,479	158,845	38,700	706,042

Rate sensitive gap	(99,462)	(28,559)	135,466	59,576	67,021

Rate sensitive cumulative gap	(99,462)	(128,021)	7,445	67,021

Cumulative gap as a percentage of earnings assets	-12.87%	-16.56%	0.96%	8.67%

     Civitas BankGroup’s primary business is banking and the resulting earnings, primarily net interest income, are susceptible to changes in market interest rates. Net interest income represented 77.3% of net revenues (net interest income and noninterest income) for 2003. Likewise, it is management’s goal to maximize net interest income within acceptable levels of interest rate and liquidity risks. Repricing gap (the difference between assets and liabilities that reprice within a specific time period) and simulation modeling (projecting net interest income under various interest rate scenarios and balance sheet assumptions) are the primary methods the bank uses in analyzing and managing interest rate risk.

     Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. It does not consider that changes in interest rates do not affect all categories of assets and liabilities equally or simultaneously. Although our gap table shows a liability sensitive bias, our position is a bias towards asset sensitivity. The change in rate our deposit base realizes in relation to the total change in market interest rates is significantly less than that of the asset base. When this is taken into account, repricing liabilities are substantially shorter in the three and six month time horizons with a more evenly matched one year gap.

     Simulation modeling projects net interest income under various interest rate scenarios based on the optionality inherent in the balance sheet. At December 31, 2004, with rates unchanged, net interest income is projected to increase 1.78% over 2003, resulting from the continued repricing of funding sources. The 100 basis points immediate rise in interest rates produces a 6.81% increase in net interest income. This assumes management’s ability to control interest expense.

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

     The following table provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2003. These market risk sensitive instruments have been entered into by us for purposes other than trading. We do not hold market risk sensitive instruments for trading purposes. Amounts described below do not take into account possible loan, security, or interest bearing deposit renewals or repricing for such renewals. The information provided by this table should be read in connection with our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation.

	EXPECTED MATURITY DATE
	YEAR ENDING DECEMBER 31,
		2005 to	2007 to	2009		Fair
(Dollars in Thousands)	2004	2006	2008	Thereafter	Total	Value
INTEREST-EARNING ASSETS:
Loans, net of unearned interest:(1)
Variable rate	$216,268	5,508	2,287	147	224,211	223,632
Average interest rate	4.60%	5.92%	4.38%	0.00%	4.63%
Fixed rate	$93,253	109,124	86,872	37,105	326,354	327,754
Average interest rate	6.56%	7.01%	6.47%	4.92%	6.50%
Securities(2)	$52,312	57,504	32,624	60,928	203,368	203,828
Average interest rate	3.59%	4.42%	4.44%	4.68%	4.29%
Federal funds sold	$15,081	—	—	—	15,081	15,081
Average interest rate	1.00%	—	—	—	1.00%
Interest-earning deposits in financial institutions	$3,559	392	0	95	4,046	4,046
Average interest rate	2.38%	3.54%	0.00%	5.00%	2.55%

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits	$460,665	83,659	59,279	—	603,603	587,446
Average interest rate	1.49%	3.42%	3.39%	—	1.94%
Federal funds purchased	$7,336	—	—	—	7,336	7,336
Average interest rate	1.65%	—	—	—	1.65%
Other borrowings	$13,652	4,600	11,600	38,700	68,352	72,769
Average interest rate	4.83%	5.36%	5.73%	4.84%	5.02%

(1)	Loan amounts and weighted average interest rates for loans net out any undisbursed loan proceeds, make no assumptions about loan prepayments, and do not include the allowance for loan losses.

(2)	Securities include our investment in obligations of certain political subdivisions within the State of Tennessee. Average interest rates have not been adjusted for any federal, state, or municipal tax liability that we may incur.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Civitas BankGroup, Inc.
Franklin, Tennessee

We have audited the consolidated balance sheets of Civitas BankGroup, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Civitas BankGroup, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Crowe Chizek and Company LLC

Brentwood, Tennessee
March 5, 2004

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
Civitas BankGroup, Inc.
Franklin, Tennessee

We have audited the consolidated statements of income, changes in shareholders’ equity, and cash flows of Civitas BankGroup, Inc. for the year ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Civitas BankGroup, Inc. for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Heathcott & Mullaly, P.C.

Brentwood, Tennessee
March 1, 2002

CIVITAS BANKGROUP, INC.
Consolidated Balance Sheet
December 31, 2003 and 2002

(Dollars in thousands, except share and per share amounts)

	2003	2002
ASSETS:
Cash and due from banks	$19,977	$21,681
Federal funds sold	15,081	20,225

Total cash and cash equivalents	35,058	41,906
Interest-bearing deposits in other financial institutions	4,046	9,466
Securities available for sale	140,844	79,051
Securities held to maturity (fair value $62,984 and $11,616)	62,527	11,488
Loans	550,565	526,215
Allowance for loan losses	(8,414)	(9,062)

Loans, net	542,151	517,153
Premises and equipment, net	22,280	23,366
Restricted equity securities	5,478	5,040
Other real estate	3,793	6,338
Investment in unconsolidated affiliates	6,977	6,163
Goodwill	1,596	1,596
Accrued interest receivable	3,896	3,922
Other assets	4,674	6,389

Total assets	$833,320	$711,878

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Deposits
Non-interest bearing	$68,032	$56,639
Interest bearing	603,604	536,359

Total deposits	671,636	592,998
Notes payable	4,700	5,500
Federal funds purchased and repurchase agreements	33,886	—
Advances from Federal Home Loan Bank	51,852	50,852
Accrued interest payable	2,350	3,129
Other liabilities	2,155	1,926
Subordinated debentures	12,000	12,000

Total liabilities	778,579	666,405

Shareholders’ equity:
Common stock, $0.50 par value; authorized 20,000,000 shares, shares issued and outstanding 17,135,056 at December 31, 2003 and 15,382,626 at December 31, 2002	8,568	7,691
Additional paid-in capital	35,930	27,504
Retained earnings	9,877	9,749
Accumulated other comprehensive income	366	529

Total shareholders’ equity	54,741	45,473

Total liabilities and shareholders’ equity	$833,320	$711,878

See accompanying notes to consolidated financial statements.

CIVITAS BANKGROUP, INC.
Consolidated Statements of Income
Years ended December 31, 2003, 2002 and 2001

(Dollars in thousands, except share and per share amounts)

	2003	2002	2001
Interest income:
Loans, including fees	$35,542	$38,977	$48,155
Securities	5,302	2,877	1,958
Deposits in financial institutions	104	145	1,152
Federal funds sold	102	616	1,227
Federal Home Loan Bank dividends	226	233	373

Total interest income	41,276	42,848	52,865
Interest expense:
Deposits	12,434	14,920	24,630
Federal funds purchased and repurchase agreements	117	54	267
Advances from Federal Home Loan Bank	2,516	2,538	2,629
Subordinated debentures	591	662	740
Notes payable	419	469	635

Total interest expense	16,077	18,643	28,901
Net interest income	25,199	24,205	23,964
Provision for loan losses	3,579	6,800	6,377

Net interest income after provision for loan losses	21,620	17,405	17,587
Noninterest income:
Service charges on deposit accounts	3,875	3,817	3,551
Other service charges, commissions and fees	1,793	2,298	1,877
Mortgage banking activities	1,690	1,645	1,328
Net gain on securities transactions	274	461	—
Net gain (loss) on sale of real estate	(224)	190	10
Net gain on sale of SBA loans	—	37	282

Total noninterest income	7,408	8,448	7,048
Noninterest expense:
Salaries and employee benefits	13,967	12,461	12,137
Occupancy and equipment	3,697	3,374	3,367
Data processing expense	1,499	1,505	1,606
Other real estate expense	714	652	479
Deposit insurance premiums	278	130	152
Other	7,177	6,982	8,273

Total noninterest expenses	27,332	25,104	24,408

Income before income taxes	1,696	749	227
Income tax expense	595	228	18

Net income	$1,101	$521	$209

Net earnings per share – basic	$0.07	$0.04	0.02
Net earnings per share – diluted	0.07	0.04	0.01

See accompanying notes to consolidated financial statements.

CIVITAS BANKGROUP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
Years ended December 31, 2003, 2002 and 2001

(Dollars in thousands, except share and per share amounts)

	Common Stock		Additional		Accumulated Other	Total
			Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at January 1, 2001	6,893,628	$3,447	$25,526	$10,682	$(179)	$39,476
Purchase and retirement of common stock	(47,000)	(24)	(259)	—	—	(283)
Issuance of common stock in connection with the acquisition of minority interest of Bank of Mason	53,250	27	453	—	—	480
Two for one stock split	6,899,878	3,450	(3,450)	—	—	—
Exercise of stock options	8,480	4	19	—	—	23
Dividends ($0.06 per share)	—	—	—	(830)	—	(830)
Comprehensive income:
Net income	—	—	—	209	—	209
Other comprehensive income:
Change in unrealized loss on securities available for sale, net of $146 in deferred income taxes	—	—	—	—	238	238

Total comprehensive income						447

Balance at December 31, 2001	13,808,236	6,904	22,289	10,061	59	39,313
Issuance of common stock	1,342,710	671	4,700	—	—	5,371
Exercise of stock options	231,680	116	515	—	—	631
Dividends ($0.06 per share)	—	—	—	(833)	—	(833)
Comprehensive income:
Net income	—	—	—	521	—	521
Other comprehensive income:
Change in unrealized loss on securities available for sale, net of $307 in income taxes	—	—	—	—	754	754
Less: adjustment for gains included in net income, net of $177 in deferred income taxes	—	—	—	—	(284)	(284)

Total comprehensive income						991

Balance at December 31, 2002	15,382,626	7,691	27,504	9,749	529	45,473
Issuance of common stock	1,620,330	811	8,132	—	—	8,943
Exercise of stock options	132,100	66	294	—	—	360
Dividends ($0.06 per share)	—	—	—	(973)	—	(973)
Comprehensive income:
Net income	—	—	—	1,101	—	1,101
Other comprehensive income:
Change in unrealized loss on securities available for sale, net of $2 in income taxes	—	—	—	—	6	6
Less: adjustment for gains included in net income, net of $105 in deferred income taxes	—	—	—	—	(169)	(169)

Total comprehensive income						938

Balance at December 31, 2003	17,135,056	$8,568	$35,930	$9,877	$366	$54,741

See accompanying notes to consolidated financial statements

CIVITAS BANKGROUP, INC.
Consolidated Statements of Cash Flows
Years ended December 31, 2003, 2002 and 2001

(Dollars in thousands, except share and per share amounts)

	2003	2002	2001
Cash flows from operating activities:
Net income	$1,101	$521	$209
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	3,579	6,800	6,377
Depreciation and amortization	1,779	1,698	1,876
Operations of unconsolidated affiliates	(465)	150	505
Origination of mortgage loans held for sale	(79,912)	(61,824)	(47,277)
Proceeds from sale of mortgage loans held for sale	79,178	60,464	42,396
Federal Home Loan Bank stock dividend	(226)	(233)	(373)
Net gain on securities transactions	(274)	(461)	—
Net gain/loss on sale of other real estate	224	(190)	(10)
Net change in:
Deferred income tax benefits	221	323	(1,375)
Accrued interest receivable	26	771	951
Accrued interest payable and other liabilities	(550)	(1,038)	(716)
Other, net	1,425	(9,393)	(248)

Total adjustments	5,005	(2,933)	2,106

Net cash from operating activities	6,106	(2,412)	2,315

Cash flows from investing activities:
Net change in interest-bearing deposits in financial institutions	5,420	(4,903)	10,425
Purchases of securities available for sale	(148,961)	(83,088)	(38,118)
Proceeds from maturities, pay downs, and calls of securities available for sale	72,310	23,918	11,108
Proceeds from sales of securities available for sale	15,038	23,865	—
Purchases of securities held to maturity	(70,645)	(7,097)	(11,632)
Proceeds from maturities, pay downs, and calls of securities held to maturity	19,394	8,344	7,322
Net change in loans	(34,906)	(9,431)	(21,768)
Investments in unconsolidated affiliates	(395)	(1,118)	(212)
Purchases of premises and equipment, net	(693)	(1,193)	(2,166)
Proceeds from sale of real estate	9,384	9,710	3,942

Net cash from investing activities	(134,054)	(40,993)	(41,099)

Cash flows from financing activities:
Net change in deposits	78,638	43,574	25,282
Federal funds purchased	1,000	(1,675)	(7,900)
Proceeds from Federal Home Loan Bank advances	1,000	1,300	24,652
Repayments of Federal Home Loan Bank advances	—	(1,300)	(20,011)
Proceeds from repurchase agreements	32,886	—	—
Proceeds from notes payable	—	—	—
Repayments of notes payable	(800)	(2,159)	(1,090)
Proceeds from issuance of subordinated debentures	—	—	4,000
Dividends paid	(927)	(830)	(795)
Repurchase and retirement of common stock	—	—	(283)
Proceeds from issuance of common stock	9,303	6,002	23

Net cash from financing activities	121,100	44,912	23,878

Net change in cash and cash equivalents	(6,848)	2	(14,906)
Cash and cash equivalents at beginning of year	41,906	40,399	55,305

Cash and cash equivalents at end of year	$35,058	$41,906	$40,399

Supplemental disclosure of cash flow information:
Interest paid	$16,856	$19,508	$29,601
Income taxes paid	30	1,253	1,627
Non-Cash Activities:
Issuance of common stock – due to acquisitions	—	—	480
Assets acquired through foreclosure	7,063	9,388	8,130

See accompanying notes to consolidated financial statements

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

(Dollars in thousands, except share and per share amounts)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of Civitas BankGroup, Inc. conform to accounting principles generally accepted in the United States of America and to general practices within the banking and financial services industry. The significant policies are summarized as follows:

Basis of Presentation: The accompanying consolidated financial statements include the accounts of Civitas BankGroup, Inc. (the Company) and its subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation. As further discussed in Note 12, a trust that had previously been consolidated with the company is now reported separately.

Nature of Operations: Substantially all of the assets, liabilities, and operations presented in the consolidated financial statements are attributable to the Company’s five subsidiary banks: Cumberland Bank, BankTennessee, Cumberland Bank South, Bank of Dyer, and Bank of Mason (collectively, the “Banks”). The Banks provide a variety of banking services to individuals and businesses through their 23 branches located across ten counties in Middle and West Tennessee. Their primary deposit products are demand deposits, savings deposits, and certificates of deposit, and their primary lending products are commercial business, real estate mortgage, and installment loans. Other financial services such as credit insurance, investment products, consumer loan services, and property and casualty insurance are also provided by subsidiaries or divisions of the Banks.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Disclosures provided and actual results could differ from those estimates. The allowance for loan losses and fair value of financial instruments are particularly subject to change.

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for loans, deposit and short-term borrowing transactions.

Cash and Due From Banks: Deposits in excess of $100 are not insured by the Federal Deposit Insurance Corporation. Although the Company has several deposit accounts with other banks in excess of this limit as of December 31, 2003, credit risk is considered nominal.

Included in cash and due from banks are legal reserve requirements, which must be maintained on an average basis in the form of cash and balances due from the Federal Reserve Banks. Cash on hand or on deposit with the Federal Reserve Bank of $921 was required to meet regulatory reserve and clearing requirements at year-end 2003. These balances do not earn interest.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

(Dollars in thousands, except share and per share amounts)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities: Debt securities are classified as held to maturity and carried at amortized cost when the Company has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Equity securities with readily determinable fair values are classified as available for sale.

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

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Consumer loans are typically charged off no later than 180 days pas due. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. The Company estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan loss reserve.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

(Dollars in thousands, except share and per share amounts)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Mortgage Banking Activities: The Banks originate mortgage loans for sale and these loans are generally sold at origination. Loans held for sale are carried at the lower of cost or fair value, on an aggregate basis. Origination fees are recorded as income when the loans are sold to third party investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

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

Restricted Equity Securities: These amounts are stated at cost, and consist primarily of Federal Home Loan Bank and Federal Reserve Bank Stock.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Goodwill: Goodwill results from prior business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Upon adopting new accounting guidance in 2002, the Company ceased amortizing goodwill. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

Long-term Assets: Premises and equipment, goodwill, other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Instruments, such as standby letters of credit, that are considered financial guarantees in accordance with FASB Interpretation No. 45 are recorded at fair value.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

(Dollars in thousands, except share and per share amounts)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	2003	2002	2001
Net income as reported	$1,101	$521	$209
Deduct: Stock-based compensation expense determined under fair value based method	(208)	(130)	(202)

Pro forma net income	$893	$391	$7

Basic earnings per share as reported	.07	0.04	0.02
Pro forma basic earnings per share	.06	0.01	0.00
Diluted earnings per share as reported	.07	0.04	0.01
Pro forma diluted earnings per share	.05	0.01	0.01

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

	2003	2002	2001
Risk-free interest rate	3.44%	4.71%	4.31%
Expected option life	7 yrs.	7 yrs.	7 yrs.
Expected stock price volatility	8.8%	18%	18%
Dividend yield	0.93%	1.50%	1.46%

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

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

(Dollars in thousands, except share and per share amounts)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Adoption of New Accounting Standards: During 2003, the Company adopted FASB Statement 143, Accounting for Asset Retirement Obligations, FASB Statement 145, Rescission of FAS Statement 4, 44 and 64, Amendment of FAS Statement 13, and Technical Corrections, FASB Statement 146, Accounting for Costs Associated with Exit or Disposal Activities, FASB Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, FASB Statement 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, and FASB Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Company’s operating results or financial condition.

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

Dividend Restrictions: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the banks to the Company or by the Company to shareholders. See Note 14 for more specific disclosure related to dividend restrictions.

NOTE 2 — INTEREST BEARING DEPOSITS

At December 31, 2003, the Company had demand deposits totaling $2.3 million at the Federal Home Loan Bank (FHLB). Additionally, the Company held $1.4 million in certificates of deposit with non-affiliated banks.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

(Dollars in thousands, except share and per share amounts)

NOTE 3 — SECURITIES

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
December 31, 2003:
U.S. Treasury and U.S. government agencies	$10,116	$5	$(2)
Obligations of state and political subdivisions	1,496	26	—
Mortgage-backed	127,641	849	(329)
Marketable equity securities	1,091	—	(102)
Other debt securities	500	—	—

Total	$140,844	$880	$(433)

December 31, 2002:
U.S. Treasury and U.S. government agencies	$6,923	$97	$—
Obligations of state and political subdivisions	723	27	—
Mortgage-backed	69,524	562	(79)
Marketable equity securities	1,108	—	(85)
Other debt securities	773	19	—

Total	$79,051	$705	$(164)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
December 31, 2003:
U.S. Treasury and U.S. government agencies	$1,139	$9	$(5)	$1,143
Obligations of state and political subdivisions	17,748	292	(284)	17,756
Mortgage-backed	40,729	411	(25)	41,115
Other debt securities	2,911	59	—	2,970

Total	$62,527	$771	$(314)	$62,984

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

(Dollars in thousands, except share and per share amounts)

NOTE 3 — SECURITIES (Continued)

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
December 31, 2002:
U.S. Treasury and U.S. government agencies	$3,398	$39	$(18)	$3,419
Obligations of state and political subdivisions	2,823	77	—	2,900
Mortgage-backed	2,651	38	(8)	2,681
Other debt securities	2,616	—	—	2,616

Total	$11,488	$154	$(26)	$11,616

Sales of available for sale securities were as follows:

	2003	2002	2001
Proceeds	$15,038	$23,865	$—
Gross gains	274	502	—
Gross losses	—	41	—

Contractual maturities of securities at year-end 2003 are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Held to maturity		Available
	Carrying	Fair	for sale
	Amount	Value	Fair Value
Due in one year or less	$—	$—	$4,504
Due from one to five years	1,500	1,548	5,500
Due from five to ten years	1,939	1,977	464
Due after ten years	15,448	15,374	1,144
Mortgage-backed	40,729	41,116	127,641
Marketable equity securities	—	—	1,091
Other debt securities	2,911	2,969	500

Total	$62,527	$62,984	$140,844

Securities with carrying amounts of approximately $106,462 at December 31, 2003 and $22,770 at December 31, 2002 were pledged to secure deposits and for other purposes as required or permitted by law.

At December 31, 2003, the Company did not hold securities of any single issuer, other than obligations of the U. S. Treasury and other U. S. Government agencies, whose aggregate carrying value exceeded ten percent of shareholders’ equity.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

(Dollars in thousands, except share and per share amounts)

NOTE 3 — SECURITIES (Continued)

Securities with unrealized loss at year end 2003 and the length of time they have been in continuous unrealized loss positions are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and Government Agencies	$1,598	$(7)	$—	$—	$1,598	$(7)
Obligations of State and Political Subdivisions	7,437	(284)	—	—	7,437	(284)
Mortgage Backed	57,785	(343)	1,062	(11)	58,847	(354)
Equity Securities	—	—	1,091	(102)	1,091	(102)

Total temporarily impaired	$66,820	$(634)	$2,153	$(113)	$68,973	$(747)

Unrealized losses on securities have not been recognized into income because the securities are of high credit quality, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity date or market rate change.

NOTE 4 — LOANS

A summary of loans outstanding by category follows:

	2003	2002
Real estate:
Construction and development	$83,211	$71,907
One-to-four family residential properties	158,116	169,220
Commercial	106,483	93,894
Commercial	157,470	145,409
Consumer	39,258	44,978
Other	6,385	1,103

Total loans	550,923	526,511
Net unearned income and deferred fees	(358)	(296)
Subtotal	550,565	526,215
Allowance for loan losses	(8,414)	(9,062)

Loans, net	$542,151	$517,153

Loans serviced for others, which are not included in net loans, totaled $72,238 and $74,139 at December 31, 2003 and 2002. Loans held for sale totaled $1,651 and $10,442 at December 31, 2003 and 2002 and are included in one-to-four family residential properties in the table above.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

(Dollars in thousands, except share and per share amounts)

NOTE 4 — LOANS (Continued)

Certain parties (principally, directors and officers of the Company or the Banks, including their affiliates, families, and companies in which they hold ten percent or more ownership) were customers of, and had loans and other transactions with the Banks in the ordinary course of business. The outstanding balances of such loans totaled $5,737 and $3,922 at December 31, 2003 and December 31, 2002. These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectibility or present other unfavorable features.

Activity in the allowance for loan losses was as follows:

	2003	2002	2001
Balance at beginning of year	$9,062	$9,023	$6,137
Allowance for loan losses due to acquisition	—	—	—
Provision charged to operating expenses	3,579	6,800	6,377
Loans charged off	(5,143)	(7,399)	(3,903)
Recoveries on previously charged off loans	916	638	412

Balance at end of year	$8,414	$9,062	$9,023

Impaired loans were as follows:

	2003	2002
Year-end loans with no allocated allowance for loan losses	$422	$—
Year-end loans with allocated allowance for loan losses	20,189	18,435

Total	$20,611	$18,435

Amount of the allowance for loan losses allocated	$3,772	$2,765

	2003	2002	2001
Average of impaired loans during the year	$17,969	$15,701	$10,649

Cash-basis interest income recognized on impaired loans for 2003, 2002 and 2001 was immaterial.

	2003	2002	2001
Nonperforming loans were as follows:
Loans past due over 90 days still on accrual	$3	$—	1,168
Nonaccrual loans	12,362	18,435	12,625

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

(Dollars in thousands, except share and per share amounts)

NOTE 5 — PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31, 2003 and 2002.

	2003	2002
Land	$6,027	$5,666
Buildings and improvements	15,568	15,993
Leasehold improvements	844	816
Furniture, fixtures and equipment	9,293	8,291
Automobiles	157	270
Construction in process	32	511

	31,921	31,547
Less: Accumulated depreciation	9,641	8,181

Net premises and equipment	$22,280	$23,366

Depreciation expense related to premises and equipment amounted to $1,779 in 2003, $1,698 in 2002 and $1,876 in 2001.

The Company has entered into various non-cancelable operating lease arrangements in connection with its operating locations. Based upon these agreements at December 31, 2003, future minimum lease commitments before considering renewal options that generally are present are as follows:

2004	$474
2005	480
2006	482
2007	492
2008	438
Thereafter	198

$2,564

Rent expense relating to these agreements which are included in occupancy expense amounted to $381 in 2003, $264 in 2002 and $235 in 2001.

During 2003, the subsidiaries of the Company leased certain premises from related parties. The related expense from the leases totaled approximately $19.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

(Dollars in thousands, except share and per share amounts)

NOTE 6 — INVESTMENT IN UNCONSOLIDATED AFFILIATES

Investments in unconsolidated affiliates consist of the following at December 31, 2003 and 2002:

	2003	2002
Investment in The Murray Banc Holding Company (50% ownership)	$4,039	$3,493
Investment in Insurors Bank of Tennessee (50% ownership)	2,677	2,332
Other investments in other unconsolidated affiliates	261	338

	$6,977	$6,163

The Company uses the equity method of accounting for its investments in unconsolidated affiliates. The initial investment is recorded at cost and the carrying amount of the investment is increased or decreased by the Company’s proportionate share of earnings or losses. Any dividends received are recorded as a reduction in the investment.

Condensed financial information for The Murray Banc Holding Company (TMB) and Insurors Bank of Tennessee (IBOT) are as follows as of December 31, 2003 and 2002:

CONDENSED BALANCE SHEETS

	TMB		IBOT
	2003	2002	2003	2002
ASSETS:
Cash and due from banks	$4,367	$4,152	$1,716	$757
Federal funds sold	6,991	8,488	—	325
Securities available for sale	21,320	25,837	11,170	6,191
Securities held to maturity	31,491	—	—	—
Loans, net	66,028	54,631	41,319	33,120
Premises and equipment, net	2,806	2,303	364	515
Accrued interest receivable	738	583	167	151
Restricted equity securities	337	324	473	433
Other assets	4,134	123	351	199

Total assets	$138,212	$96,441	$55,560	$41,691

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Total deposits	$115,532	$87,541	$43,319	$30,971
Borrowings	9,894	1,141	6,731	5,791
Accrued interest payable	303	333	73	206
Subordinated notes and debentures	4,000	—	—	—
Other liabilities	406	441	83	59

Total liabilities	130,135	89,456	50,206	37,027
Shareholders’ equity	8,077	6,985	5,354	4,664

Total liabilities and shareholders’ equity	$138,212	$96,441	$55,560	$41,691

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

(Dollars in thousands, except share and per share amounts)

NOTE 6 — INVESTMENT IN UNCONSOLIDATED AFFILIATES (continued)

CONDENSED INCOME STATEMENT

	TMB			IBOT
	2003	2002	2001	2003	2002	2001
Net interest income	$2,969	$2,482	$1,835	$1,538	$1,077	$419
Provision for loan losses	166	128	373	75	256	—
Noninterest income	976	662	492	221	77	16
Noninterest expense	2,893	2,249	1,778	1,649	1,554	1,622
Income tax expense	275	261	51	(130)	—	—

Net income (loss)	$611	$506	$125	$165	$(656)	$(1,187)

NOTE 7 — GOODWILL

Goodwill is no longer amortized starting in 2002. The effect of not amortizing goodwill is summarized as follows:

	2003	2002	2001
Reported net income	$1,101	$521	$209
Add back: goodwill amortization, net of income tax	—	—	70

Adjusted net income	$1,101	$521	$279

Basic earnings per share:
Reported net income	$0.07	$0.04	$0.02
Goodwill amortization	—	—	0.01

Adjusted net income	$0.07	$0.04	$0.03

Diluted earnings per share:
Reported net income	$0.07	$0.04	$0.01
Goodwill amortization	—	—	0.01

Adjusted net income	$0.07	$0.04	$0.02

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

(Dollars in thousands, except share and per share amounts)

NOTE 8 — DEPOSITS

A summary of deposits at December 31, 2003 and 2002 is as follows:

	2003	2002
Noninterest-bearing demand	$68,032	$56,639
Interest-bearing demand	189,257	193,033
Savings	29,734	28,562
Certificates of deposit of $100 or more	203,510	120,796
Other time	181,103	193,968

Total deposits	$671,636	$592,998

Scheduled maturities of time deposits for the next five years were as follows:

2004	$241,675
2005	51,748
2006	31,911
2007	34,501
2008	24,778

NOTE 9 — SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured by securities with a carry amount of $29,590 at year-end 2003. There were no securities sold under agreement to repurchase in 2002.

Securities sold under agreements to repurchase are financing arrangements that mature daily. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows:

2003
Average daily balance during the year	$11,223
Average interest rate during the year	0.89%
Maximum month-end balance during the year	$25,232
Weighted average interest rate at year-end	0.80%

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

(Dollars in thousands, except share and per share amounts)

NOTE 10 — ADVANCES FROM FEDERAL HOME LOAN BANK

The Federal Home Loan Bank (FHLB) of Cincinnati advances funds to the Company with the requirement that the advances are secured by qualifying loans, essentially home mortgages (1-4 family residential). To participate in this program, the Company is required to be a member of the Federal Home Loan Bank and own stock in the FHLB. The Company has $4.4 million of such stock at December 31, 2003 to satisfy this requirement.

At December 31, 2003 and 2002, advances from the FHLB totaled $51,852 and $50,852. The interest rates on these advances ranged from 2.72% to 5.45%. Qualifying loans totaling $121,631 and $94,117 were pledged as security under a pledge agreement with the FHLB at December 31, 2003 and 2002. Securities totaling $16,814 and $21,670 were also pledged for these borrowings at December 31, 2003 and 2002.

Maturities of the advances from FHLB at December 31, 2003 are as follows:

2004	$852
2005	1,000
2006	2,000
2007	—
2008	10,000
Later years	38,000

$51,852

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

(Dollars in thousands, except share and per share amounts)

NOTE 11 — NOTES PAYABLE

Notes payable consist of the following at year-end:

	2003	2002
$2,000 credit facility from a lending institution which bears a variable rate of interest equal to 90 day LIBOR Rate plus 225 basis points. This note is currently at its floor rate of 7.50%. Interest is payable quarterly. Principal is payable in forty equal quarterly payments of $50. The note is secured by all of the outstanding shares of the capital stock of Cumberland Bank, BankTennessee, Cumberland Bank South, The Bank of Dyer and any shares of capital stock the Company owns in any other banks.	$1,700	$1,900
$6,000 credit from a lending institution which bears interest at a rate of 7.50%. Interest is payable quarterly and principal is payable in ten annual installments of $600 commencing April 1, 2000. The note is secured by 100% of the common stock of Cumberland Bank, BankTennessee, and Cumberland Bank South.	3,000	3,600

	$4,700	$5,500

Minimum annual principal payments for future years are as follows:

2004	$800
2005	800
2006	800
2007	800
2008	800
Later years	700

$4,700

The Company has agreed to certain covenants in connection with the notes payable. These covenants include, among other things, minimum financial ratios for the Banks. The Banks were in compliance with all of the provisions of the loan covenants as of December 31, 2003.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

(Dollars in thousands, except share and per share amounts)

NOTE 12 — SUBORDINATED DEBENTURES

On December 29, 2000, Civitas BankGroup, Inc., through Cumberland Capital Trust I and with the assistance of its Placement Agent, sold to institutional investors $8,000,000 of capital securities. Cumberland Capital Trust I, a business trust, issued $8,000,000 of Floating Rate Capital Securities. Holders of the Capital Securities are entitled to receive preferential cumulative cash distributions from the Trust, at a rate per annum reset quarterly equal to the sum of three month LIBOR plus 350 basis points. The rate was 4.66% at December 31, 2003. Interest is payable quarterly. The Company can defer payment of the cash distributions on the securities at any time or from time to time for a period not to exceed twenty consecutive quarters.

Civitas BankGroup, Inc. has, through various contractual arrangements, fully and unconditionally guaranteed all of Cumberland Capital Trust I’s obligations with respect to the capital securities. These Capital Securities qualify as a Tier I Capital, subject to certain limitations, and are presented in the consolidated balance sheets as subordinated debentures. The sole asset of Cumberland Capital Trust I is $8,000,000 of junior subordinated debentures issued by Civitas BankGroup, Incorporated. These junior subordinated debentures also carry the same floating rate as the Capital Securities and both mature on December 25, 2025; however, the maturity of both may be shortened to a date not earlier than December 25, 2005.

On July 31, 2001, Civitas BankGroup, Inc., through Cumberland Capital Trust II and with the assistance of its Placement Agent, sold to institutional investors $4,000,000 of capital securities. Cumberland Capital Trust II, a Connecticut business trust, issued $4,000,000 of Floating Rate Capital Securities. Holders of the Capital Securities are entitled to receive preferential cumulative cash distributions from the Trust, at a rate per annum reset quarterly equal to the sum of three month LIBOR plus 358 basis points. The rate was 5.15% at December 31, 2003. Interest is payable quarterly. The Company can defer payment on the securities at any time or from time to time for a period not to exceed twenty consecutive quarters.

Civitas BankGroup, Inc. has, through various contractual arrangements, fully and unconditionally guaranteed all of Cumberland Capital Trust II’s obligations with respect to the capital securities. These Capital Securities qualify as a Tier I Capital, subject to certain limitations, and are presented in the consolidated balance sheets as subordinated debentures. The sole asset of Cumberland Capital Trust II is $4,000,000 of junior subordinated debentures issued by Civitas BankGroup, Inc. These junior subordinated debentures also carry the same floating rate as the Capital Securities and both mature on July 31, 2031; however, the maturity of both may be shortened to a date not earlier than July 31, 2006.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

(Dollars in thousands, except share and per share amounts)

NOTE 12 — SUBORDINATED DEBENTURES (continued)

Prior to 2003, the trusts were consolidated in the Company’s financial statements, with the trust preferred securities issued by the trust reported in liabilities as “guaranteed preferred beneficial interests” and the subordinated debentures eliminated in consolidation. Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, the trusts are no longer consolidated with the Company. Accordingly, the Company does not report the securities issued by the trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the trust, as these are no longer eliminated in consolidation. Amounts previously reported as “guaranteed preferred beneficial interests” in liabilities have been recaptioned “subordinated debentures” and continue to be presented in liabilities on the balance sheet. The effect of no longer consolidating the trust does not significantly change the amounts reported as the Company’s assets, liabilities, equity, or interest expense.

NOTE 13 — INCOME TAXES

Income tax expense (benefit) consists of the following:

	2003	2002	2001
Current federal	$124	$14	$1,279
Current state	40	9	255

Total current	164	23	1,534

Deferred federal	210	166	(1,283)
Deferred state	45	39	(238)

Total deferred	255	205	(1,521)

Tax benefits credited to shareholders’ equity related to exercise of stock options	176	—	5

Total income tax expense	$595	$228	$18

Temporary differences between tax and financial reporting that result in deferred tax assets (liabilities) included in other assets on the consolidated balance sheet are as follows at December 31, 2003 and 2002:

	2003	2002
Allowance for loan losses	$3,378	$3,535
Deferred loan fees	138	89
Other	224	370

Total deferred tax assets	3,740	3,994

FHLB stock dividends	$(844)	$(734)
Premises and equipment	(492)	(495)
Unrealized gain on securities	(171)	(205)
Loan servicing rights	(33)	(84)
Other	(189)	(244)

Total deferred tax liabilities	(1,729)	(1,762)

Net deferred tax asset	$2,011	$2,232

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

(Dollars in thousands, except share and per share amounts)

NOTE 13 — INCOME TAXES (continued)

A reconciliation of income tax expense with the amount of income taxes computed by applying the federal statutory rate (34%) to earnings before income taxes follows:

	2003	2002	2001
Computed expected provision for income taxes	$577	$256	$77
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	56	32	11
Tax exempt interest	(150)	(77)	(75)
Other, net	112	17	5

Income tax expense	$595	$228	$18

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

NOTE 14 — REGULATORY AGREEMENTS AND CAPITAL REQUIREMENTS

The Company and its subsidiaries, Cumberland Bank, BankTennessee and Bank of Dyer, have agreed with or committed to bank regulatory officials to take various actions, including to reduce the level of criticized or non-performing loans, to improve loan underwriting, problem loan resolution and collection, and strategic and capital planning, to obtain prior regulatory approval before incurring additional holding company indebtedness, repurchasing shares, or paying dividends from certain subsidiary banks to the holding company or from the holding company to shareholders, and to maintain certain capital levels at subsidiary banks in excess of those required for well capitalized status. The most restrictive of these provisions would require the Company to maintain a Tier I leverage ratio of at least 7.0% at BankTennessee, Bank of Dyer and Cumberland Bank at December 31, 2003. The Company and its subsidiaries believe they were in compliance in all material respects with these agreements at December 31, 2003.

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

As of December 31, 2003, the most recent notification from the Federal Reserve Bank categorized the Company and all Bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Banks must maintain total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

(Dollars in thousands, except share and per share amounts)

NOTE 14 — REGULATORY AGREEMENTS AND CAPITAL REQUIREMENTS (Continued)

The Company and the Banks’ actual capital amounts and ratios at December 31, 2003 and 2002 are as follows:

			To be well
			capitalized under
			prompt corrective
	Required Minimum		action provisions		Actual
December 31, 2003	Amount	Ratios	Amount	Ratios	Amount	Ratios
Tier I to average assets – leverage
Civitas BankGroup, Inc.	33,047	4.00%	41,308	5.00%	64,965	7.86%
Cumberland Bank	11,978	4.00%	14,973	5.00%	21,591	7.21%
Cumberland Bank South	11,254	4.00%	14,067	5.00%	19,636	6.98%
BankTennessee	7,423	4.00%	9,278	5.00%	14,569	7.85%
Bank of Dyer	1,969	4.00%	2,461	5.00%	3,527	7.16%
Bank of Mason	363	4.00%	454	5.00%	964	10.61%
Tier I to risk-weighted assets
Civitas BankGroup, Inc.	21,173	4.00%	31,759	6.00%	64,965	12.27%
Cumberland Bank	8,576	4.00%	12,863	6.00%	21,591	10.07%
Cumberland Bank South	6,052	4.00%	9,078	6.00%	19,636	12.98%
BankTennessee	5,069	4.00%	7,604	6.00%	14,569	11.50%
Bank of Dyer	1,092	4.00%	1,638	6.00%	3,527	12.92%
Bank of Mason	171	4.00%	256	6.00%	964	22.60%
Total capital to risk-weighted assets
Civitas BankGroup, Inc.	42,346	8.00%	52,932	10.00%	71,604	13.53%
Cumberland Bank	17,151	8.00%	21,439	10.00%	24,189	11.28%
Cumberland Bank South	12,105	8.00%	15,131	10.00%	21,534	14.23%
BankTennessee	10,139	8.00%	12,673	10.00%	16,167	12.76%
Bank of Dyer	2,184	8.00%	2,730	10.00%	3,872	14.18%
Bank of Mason	341	8.00%	427	10.00%	1,013	23.75%

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

(Dollars in thousands, except share and per share amounts)

NOTE 14 — REGULATORY AGREEMENTS AND CAPITAL REQUIREMENTS (Continued)

			To be well
			capitalized under
			prompt corrective
	Required Minimum		action provisions		Actual
December 31, 2002	Amount	Ratios	Amount	Ratios	Amount	Ratios
Tier I to average assets –leverage
Civitas BankGroup, Inc.	27,947	4.00%	34,933	5.00%	55,544	7.95%
Cumberland Bank	11,024	4.00%	13,780	5.00%	20,255	7.35%
BankTennessee	7,439	4.00%	9,299	5.00%	13,901	7.47%
Cumberland Bank South	6,691	4.00%	8,363	5.00%	14,417	8.62%
Bank of Dyer	2,024	4.00%	2,530	5.00%	3,777	7.46%
Bank of Mason	426	4.00%	532	5.00%	1,088	10.22%
Tier I to risk-weighted assets
Civitas BankGroup, Inc.	27,947	4.00%	34,933	6.00%	55,544	10.92%
Cumberland Bank	11,024	4.00%	13,780	6.00%	20,255	9.57%
BankTennessee	7,439	4.00%	9,299	6.00%	13,901	10.49%
Cumberland Bank South	6,691	4.00%	8,363	6.00%	14,417	11.91%
Bank of Dyer	2,024	4.00%	2,530	6.00%	3,777	11.40%
Bank of Mason	426	4.00%	532	6.00%	1,088	20.60%
Total capital to risk-weighted assets
Civitas BankGroup, Inc.	27,947	8.00%	34,933	10.00%	61,935	12.18%
Cumberland Bank	11,024	8.00%	13,780	10.00%	22,911	10.82%
BankTennessee	7,439	8.00%	9,299	10.00%	15,578	11.76%
Cumberland Bank South	6,691	8.00%	8,363	10.00%	15,930	13.16%
Bank of Dyer	2,024	8.00%	2,530	10.00%	4,198	12.67%
Bank of Mason	426	8.00%	532	10.00%	1,154	21.85%

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

(Dollars in thousands, except share and per share amounts)

NOTE 15 — EMPLOYEE BENEFITS

The Company maintains a 401(k) savings plan for all employees who have completed six months of service and are 21 1/2 or more years of age. Employer contributions to the plan are determined annually by the board of directors. The Company’s expenses related to the plan were $267 in 2003, $233 in 2002 and $398 in 2001.

NOTE 16 — OFF-BALANCE-SHEET ACTIVITIES

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end:

	2003	2002
Commitments to make loans	$72,769	$58,789
Unused lines of credit and letters of credit	26,918	26,156

Commitments to make loans are generally made for periods of 60 days or less.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

(Dollars in thousands, except share and per share amounts)

NOTE 17 — FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated carrying amounts and fair values of the Company’s financial instruments are as follows at December 31, 2003 and 2002:

	2003		2002
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$19,977	$19,977	$21,681	$21,681
Federal funds sold	15,081	15,081	20,225	20,225
Interest-bearing deposits in financial institutions	4,046	4,046	9,466	9,466
Securities available for sale	140,844	140,844	79,051	79,051
Securities held to maturity	62,527	62,984	11,488	11,616
Loans, net of allowance	542,151	543,954	517,153	522,382
Accrued interest receivable	3,896	3,896	3,922	3,922
Restricted equity securities	5,478	5,478	5,040	5,040
Investment in unconsolidated affiliates	6,977	6,977	6,163	6,163
Financial liabilities:
Deposits	$671,636	$673,147	$592,998	$597,690
Notes payable	4,700	4,830	5,500	5,766
Federal funds purchased and repurchase agreements	33,886	33,886	—	—
Advances from FHLB	51,852	55,939	50,852	55,642
Accrued interest payable	2,350	2,350	3,129	3,129
Subordinated debentures	12,000	12,000	12,000	12,000

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

(Dollars in thousands, except share and per share amounts)

NOTE 18 — STOCK OPTIONS

Options to buy stock are granted to directors, officers and employees under the Employee Stock Option Plan, which provides for issue of up to 2,000,000 options. Exercise price is the market price at date of grant, so there is no compensation expense recognized in the income statement. The maximum option term is ten years, and options typically vest over five years.

A summary of the activity in the plan is as follows.

	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	768,890	$3.49	911,740	$3.22	925,020	$3.39
Granted	30,000	5.63	121,000	4.12	39,100	4.12
Exercised	(132,100)	2.76	(231,680)	2.73	(8,480)	2.73
Forfeited or expired	(20,900)	4.29	(32,170)	2.97	(43,900)	2.73

Outstanding at end of year	645,890	3.94	768,890	$3.49	911,740	$3.22

Options exercisable at year-end	488,330		615,980		655,296

Weighted-average fair value of options granted during year		$1.67		$1.04		$1.03

Options outstanding at year-end 2003 were as follows:

	Outstanding		Exercisable
		Weighted		Weighted
		Average		Average
		Remaining		Remaining
Exercise		Contractual		Contractual
Price	Number	Life in Years	Number	Life in Years
$2.73	328,290	0.16	328,290	0.16
4.00	106,000	9.05	26,500	9.05
4.12	39,100	7.76	18,640	7.76
5.63	30,000	9.67	15,000	9.68
6.25	142,500	5.61	99,900	5.61

Outstanding at year end	645,890		488,330

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

(Dollars in thousands, except share and per share amounts)

NOTE 19 — EARNINGS PER SHARE

The factors used in the earnings per share computation follow.

	2003	2002	2001
Basic
Net income	$1,101	$521	$209

Weighted average common shares outstanding	16,097,403	14,018,715	13,813,774
Basic earnings per common share	$.07	$0.04	$0.02

Diluted
Net income	$1,101	$521	$209

Weighted average common shares outstanding for basic earnings per common share	16,097,403	14,018,715	13,813,774
Add: Dilutive effects of assumed exercise of stock options	167,945	124,281	206,020

Average shares and dilutive potential common shares	16,265,348	14,142,996	14,019,794

Diluted earnings per common share	$0.07	$0.04	$0.01

NOTE 20 — QUARTERLY FINANCIAL DATA (UNAUDITED)

		Net	Provision	Net	Earnings (Loss) per share
	Interest	Interest	For Loan	Income
	Income	Income	Losses	(Loss)	Basic	Diluted
2003
First quarter	$10,314	$6,186	$424	$402	$0.03	$0.03
Second quarter	10,326	6,373	2,058	(345)	(0.02)	(0.02)
Third quarter	9,942	5,973	583	308	0.02	0.02
Fourth quarter	10,694	6,667	514	736	0.04	0.04
2002
First quarter	$11,156	$6,168	$892	$507	$0.04	$0.04
Second quarter	10,810	6,114	3,727	(1,338)	(0.10)	(0.10)
Third quarter	10,573	5,918	494	1,033	0.07	0.07
Fourth quarter	10,309	6,005	1,687	319	0.02	0.02

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

(Dollars in thousands, except share and per share amounts)

NOTE 21 — PARENT COMPANY ONLY FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS:
Cash	$1,896	$1,644
Investment in subsidiaries	61,630	55,173
Investment in unconsolidated affiliates	6,716	5,825
Premises and equipment	977	608
Other assets	1,678	3,913

	$72,897	$67,163

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Notes payable	$4,700	$5,500
Accrued interest	198	902
Other liabilities	1,258	3,288
Subordinated debentures	12,000	12,000

Total liabilities	18,156	21,690
Total shareholders’ equity	54,741	45,473

	$72,897	$67,163

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

(Dollars in thousands, except share and per share amounts)

NOTE 21 — PARENT COMPANY ONLY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2003	2002	2001
Income:
Dividends from subsidiaries	$—	$2,200	$—
Other dividends	—	—	—
Other income	4,601	768	33

	4,601	2,968	33
Expenses:
Interest	1,010	1,132	1,375
Other	4,734	2,033	1,122

	5,744	3,165	2,497
Loss before income taxes and equity in undistributed earnings of subsidiaries	(1,143)	(197)	(2,464)
Income tax benefit	434	902	1,112

Income (loss) before equity in undistributed earnings of subsidiaries	(709)	705	(1,352)
Equity in undistributed earnings of subsidiaries	1,810	(184)	1,561

Net income	$1,101	$521	$209

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

(Dollars in thousands, except share and per share amounts)

NOTE 21 — PARENT COMPANY ONLY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$1,101	$521	$209
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(1,810)	184	(1,561)
Income from investments in unconsolidated affiliates	(388)	98	505
Depreciation and amortization	159	47	34
Net change in accrued interest payable	(704)	98	91
Other, net	(124)	1,353	(671)

Net cash from operating activities	(1,765)	2,301	(1,393)

Cash flows from investing activities:
Investment in commercial bank subsidiaries	(5,050)	(4,952)	(3,749)
Investment in unconsolidated affiliates	(300)	(995)	(212)
Purchase of premises and equipment, net	(209)	(416)	(219)

Net cash from investing activities	(5,559)	(6,363)	(4,180)

Cash flows from financing activities:
Repayment of notes payable	(800)	(2,159)	(1,090)
Proceeds from subordinated debentures	—	—	4,000
Proceeds from issuance of common stock	9,303	6,002	23
Repurchase of common stock	—	—	(283)
Dividends paid on common stock	(927)	(830)	(795)

Net cash from financing activities	7,576	3,013	1,855

Net change in cash and cash equivalents	252	(1,049)	(3,718)
Cash and cash equivalents at beginning of year	1,644	2,693	6,411

Cash and cash equivalents at end of year	$1,896	$1,644	$2,693

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to its management, including its principal executive officer and its principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including it principal executive officer and its principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective.

ITEM 10. Directors and Executive Officers of the Registrant

     The information required by this item with respect to the directors and executive officers, including the named executive officers, is incorporated herein by reference to the section entitled “Election of Directors” in the Company’s definitive proxy materials relating to the Annual Meeting of Shareholders to be held May 20, 2004.

     The information required by this section with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section entitled “Compliance with Section 16(a) of the Exchange Act” in the Company’s definitive proxy materials relating to the Annual Meeting of Shareholders to be held May 20, 2004.

     The Company has adopted a code of conduct for its senior executive and financial officers (the “Code of Conduct”), a copy of which is available on the “Investor Relations” section of the Company’s website at www.civitasbankgroup.com. The Company will make any legally required disclosures regarding amendments to, or waivers of, provisions of its Code of Conduct on the “Investor Relations” section of its website.

     The information required by this item with respect to the Company’s audit committee and any “audit committee financial expert” is incorporated herein by reference to the section entitled “Meetings and Committees of the Board of Directors” in the Company’s definitive proxy materials relating to the Annual Meeting of Shareholders to be held May 20, 2004.

ITEM 11. Executive Compensation

     The information required by this item with respect to executive compensation is incorporated herein by reference to the section entitled “Executive Compensation” in the Company’s definitive proxy materials relating to the Annual Meeting of Shareholders to be held May 20, 2004.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     Information with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to the section titled “Stock Ownership” in the Company’s definitive proxy materials relating to the Annual Meeting of Shareholders to be held May 20, 2004.

     The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2003:

			Number of Shares
			Remaining Available
			for future Issuance
	Number of Shares to		Under Equity
	be Issued upon	Weighted Average	Compensation Plans
	Exercise of	Exercise price of	(Excluding shares
	Outstanding Options	Outstanding Options	Reflected in
Plan Category	and Warrants	and Warrants	First Column)*
Equity compensation plans approved by shareholders	645,890	$3.94	1,597,702
Equity compensation plans not approved by shareholders	0	0	0
Total	645,890	$3.94	1,597,702

*	Includes 243,592 shares available for future issuance under our Employee Stock Purchase Plan as of December 31, 2003, of which 8,430 shares were issued in January 2004.

ITEM 13. Certain Relationships and Related Transactions

     Information with respect to certain relationships and related transactions is incorporated herein by reference to the section titled “Certain Relationships and Related Transactions” in the Company’s definitive proxy materials relating to the Annual Meeting of Shareholders to be held May 20, 2004.

ITEM 14. Principal Accountant Fees and Services

     The information required by this item is incorporated by reference to the section titled “Independent Public Accountant Information” in the Company’s definitive proxy materials relating to the Annual Meeting of Shareholders to be held May 20, 2004.

ITEM 15. Exhibits and Reports on Form 8-K

     (a)(1) Financial Statements. See Item 8.

     (a)(2) Financial Statements Schedules. Inapplicable.
     (a)(3) Exhibits. See Index to Exhibits.

     Registrant is a party to certain notes which are more fully described in the notes to Registrant’s financial statements pursuant to which Registrant has borrowed money from other financial institutions in principal amounts which combined do not exceed ten percent (10%) of Registrants total consolidated assets. Copies of these notes will be filed with the Commission upon request. Registrant is also a party to certain agreements entered into in connection with the Company’s offering of $12,000,000 in subordinated debentures in connection with the offering of Subordinated Debentures to institutional investors by Cumberland Capital Trust I and Cumberland Capital Trust II. Copies of the various transaction documents associated with the trust preferred offerings will be filed with the Commission upon request.

Reports on Form 8-K

     On October 23, 2003, the Company furnished a Current Report on Form 8-K pursuant to Item 9 and Item 12 announcing the Company’s results of operations for the quarter ended September 30, 2003. Notwithstanding the foregoing, information furnished under Item 9 or Item 12 of Form 8-K, including the related exhibits, shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIVITAS BANKGROUP, INC.
	By:	/s/ Richard Herrington
Richard Herrington
Date: March 30, 2004		President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Herrington Richard Herrington	President (Principal Executive Officer) and Director	March 30, 2004
/s/ Andy LoCascio Andy LoCascio	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2004
/s/ John Wilder John Wilder	Chairman	March 30, 2004
/s/ Danny Herron Danny Herron	Director	March 30, 2004
/s/ Tom E. Paschal Tom E. Paschal	Director	March 30, 2004
/s/ Tom Price Tom Price	Director	March 30, 2004
/s/ Ronald Gibson Ronald Gibson	Director	March 30, 2004

Signature	Title	Date

/s/ Frank Inman, Jr. Frank Inman, Jr.	Director	March 30, 2004
/s/ Alex Richmond Alex Richmond	Director	March 30, 2004
/s/ John S. Shepherd John S. Shepherd	Director	March 30, 2004
/s/ James Rout James Rout	Director	March 30, 2004
/s/ Joel Porter Joel Porter	Director	March 30, 2004
/s/ Paul Pratt, Sr. Paul Pratt, Sr.	Director	March 30, 2004
/s/ R. Todd Vanderpool R. Todd Vanderpool	Director	March 30, 2004
/s/ William Wallace William Wallace	Director	March 30, 2004

INDEX TO EXHIBITS

3.1	Restated Charter of the Company (Restated for SEC electronic filing purposes only).*

3.2	Amended and Restated Bylaws of the Company (Restated for SEC electronic filing purposes only).*

10.1	Civitas BankGroup, Incorporated 1998 Stock Option Plan (incorporated herein by reference to the Company’s Registration Statements on Form S-8 (Registration No 333-105425) filed with the SEC on May 20, 2003.)

10.2	Civitas BankGroup, Inc. Employee Stock Purchase Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-105424) filed with the SEC on May 20, 2003.)

21.1	Subsidiaries of the Company.

23.1	Consent of Crowe Chizek and Company LLC.

23.2	Consent of Heathcott and Mullaly, P.C.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2002 as filed with the SEC on March 31, 2003.