Form 10-Q
period 2004-03-31
CIVITAS BANKGROUP INC
filed 2004-05-17
CIK 1092099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

Commission File Number 0-27393

CIVITAS BANKGROUP, INC.

(Exact Name of Registrant As Specified in Its Charter)

Tennessee	62-1297760

(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

4 Corporate Centre
810 Crescent Centre Dr, Suite 320	Franklin, Tennessee 37067

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

Common stock outstanding: 17,469,848 shares at April 30, 2004.

CIVITAS BANKGROUP, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CIVITAS BANKGROUP, INC.

CONSOLIDATED BALANCE SHEET
MARCH 31, 2004 AND DECEMBER 31, 2003
(UNAUDITED)

	March 31,	December 31,
	2004	2003
Assets:
Cash and due from banks	$22,300	$19,977
Federal funds sold	11,189	15,081

Cash and cash equivalents	33,489	35,058
Interest-bearing deposits in financial institutions	4,533	4,046
Securities available for sale, at fair value	134,114	140,844
Securities held to maturity, fair value $62,473 at March 31, 2004 and $62,984 at December 31, 2003	60,170	62,527
Loans	551,750	550,565
Allowance for loan losses	(8,463)	(8,414)

Loans, net	543,287	542,151
Premises and equipment	22,510	22,280
Restricted equity securities	5,522	5,478
Other real estate	4,030	3,793
Investment in unconsolidated affiliates	7,161	6,977
Goodwill	1,596	1,596
Accrued interest receivable	3,928	3,896
Other assets	4,502	4,674

Total assets	$824,842	$833,320

Liabilities and Shareholders’ Equity:
Liabilities
Deposits
Noninterest-bearing	$80,606	$68,032
Interest-bearing	592,023	603,604

Total deposits	672,629	671,636
Notes payable	4,650	4,700
Federal funds purchased and securities sold under repurchase agreements	22,088	33,886
Advances from Federal Home Loan Bank	51,852	51,852
Accrued interest payable	2,213	2,350
Other liabilities	2,909	2,155
Subordinated debentures	12,000	12,000

Total liabilities	768,341	778,579

Shareholders’ equity:
Common stock, $0.50 par value, authorized 20,000,000 shares; shares issued - 17,465,121 at March 31, 2004 and 17,135,056 at December 31, 2003	8,733	8,568
Additional paid-in capital	36,718	35,930
Retained earnings	10,369	9,877
Accumulated other comprehensive income	681	366

Total shareholders’ equity	56,501	54,741

Total liabilities and shareholders’ equity	$824,842	$833,320

CIVITAS BANKGROUP, INC.

CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended
	March 31,
	2004	2003
Interest income
Loans, including fees	$8,415	$9,030
Securities	2,106	1,187
Deposits in financial institutions	6	24
Federal funds sold	15	36
Federal Home Loan Bank dividends	59	55

Total interest income	10,601	10,332

Interest expense
Time deposits of $100,000 or more	1,348	1,096
Other deposits	1,629	2,151
Federal funds purchased and securities sold under repurchase agreements	49	21
Advances from Federal Home Loan Bank	629	623
Subordinated debentures	140	153
Notes payable	76	102

Total interest expense	3,871	4,146

Net interest income	6,730	6,186
Provision for loan losses	561	424

Net interest income after provision for loan losses	6,169	5,762

Other income
Service charges on deposit accounts	896	914
Other service charges, commissions and fees	130	243
Mortgage banking activities	225	306
Income of unconsolidated affiliates	0	46
Net gain on securities transactions	300	21
Net gain (loss) on sale of other real estate	(20)	45
Other income	246	71

Total other income	1,777	1,646

Other expenses
Salaries and employee benefits	3,520	3,550
Occupancy expense	949	876
Other real estate expense	184	271
Data processing	396	392
Communications	151	148
Deposit insurance premiums	125	70
Other operating expenses	1,504	1,461

Total other expenses	6,829	6,768

Income before income taxes	1,117	640
Income tax expense	363	238

Net earnings	$754	$402

Net earnings per share — basic	$0.04	$0.03
Net earnings per share — diluted	0.04	0.03
Weighted average shares outstanding — basic	17,309,303	15,383,945
Weighted average shares outstanding — diluted	17,359,468	15,610,675

CIVITAS BANKGROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2004
UNAUDITED

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-in	Retained	Comprehensive	Shareholders’
(Dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2002	15,382,626	$7,691	$27,504	$9,749	$529	$45,473
Exercise of stock options	13,800	7	34	0	0	41
Dividends $0.015 per share	0	0	0	(229)	0	(229)
Comprehensive Income:
Net earnings	0	0	0	402	0	402
Other Comprehensive Income
Change in unrealized gain (loss) on securities available for sale net of $299 in income taxes	0	0	0	0	(463)	(463)
Less: adjustment for realized gains included in net income, net of $13 in income taxes	0	0	0	0	(21)	(21)

Total Comprehensive Income (loss)						(82)

Balance, March 31, 2003	15,396,426	$7,698	$27,538	$9,922	$45	$45,203

Balance, December 31, 2003	17,135,056	$8,568	$35,930	$9,877	$366	$54,741
Exercise of stock options	321,635	161	748	0	0	909
Issuance of common stock	8,430	4	40	0	0	44
Dividends $0.015 per share	0	0	0	(262)	0	(262)
Comprehensive Income:
Net earnings	0	0	0	754	0	754
Other Comprehensive Income
Change in unrealized gain (loss) on securities available for sale, net of $123 in income taxes	0	0	0	0	201	201
Less: adjustment for realized gains included in net income, net of $186 in income taxes	0	0	0	0	114	114

Total Comprehensive Income (loss)						1,069

Balance, March 31, 2004	17,465,121	$8,733	$36,718	$10,369	$681	$56,501

CIVITAS BANKGROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
UNAUDITED

	Three Months Ended
	2004	2003
Cash flows from operating activities:
Net earnings	$754	$402
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	561	424
Depreciation and amortization	215	420
Operations of unconsolidated affiliates	(164)	54
Origination of mortgage loans held for sale	(8,956)	(17,653)
Proceeds from sale of mortgage loans held for sale	7,245	17,546
Federal Home Loan Bank stock dividend	(47)	0
Net (gain) on securities transactions	(300)	(21)
Net (gain)/loss on sale of other real estate	20	(45)
Net change in:
Accrued interest receivable	(32)	94
Accrued interest payable and other liabilities	617	1,098
Other, net	126	(925)

Total adjustments	(715)	992

Net cash provided by operating activities	39	1,394

Cash flows from investing activities:
Net change in interest-bearing deposits in financial institutions	(487)	6,243
Purchases of securities available for sale	(39,215)	(26,083)
Proceeds from maturities, redemptions, and sales of securities available for sale	46,560	9,311
Purchases of securities held to maturity	(1,017)	(31,510)
Proceeds from maturities, redemptions, and sales of securities held to maturity	3,374	3,187
Net change in loans	(799)	(21,395)
Investment in unconsolidated affiliates	24	(507)
Purchases of premises and equipment	(445)	(447)
Proceeds from sale of other real estate	556	1,219

Net cash provided (used) by investing activities	8,551	(59,982)

Cash flows from financing activities:
Net change in deposits	993	47,694
Increase (decrease) in federal funds purchased	0	(4,097)
Change in securities sold under agreements for repurchase	(11,798)	1,844
Repayments of Federal Home Loan Bank advances	0	0
Advances from Federal Home Loan Bank	0	1,000
Repayments of notes payable	(50)	(50)
Dividends paid	(257)	(229)
Repurchase and retirement of common stock	0	0
Proceeds from issuance of common stock	953	41

Net cash provided (used) by financing activities	(10,159)	46,203

Net change in cash and cash equivalents	(1,569)	(12,385)
Cash and cash equivalents at beginning of period	35,058	49,242

Cash and cash equivalents at end of period	$33,489	$36,857

Supplemental disclosure of cash flow information:
Interest paid	$4,008	$4,080
Income taxes paid	0	0
Non-Cash Activities:
Assets acquired through foreclosure	842	2,348

CIVITAS BANKGROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements as of March 31, 2004 and for the three month periods ended March 31, 2004 and 2003 were prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the 2003 consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K.

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

OVERVIEW

Net income for the three months ended March 31, 2004, totaled $754,000 compared to $402,000 for the same period for 2003, an 87.6% increase. The Company experienced this improved performance notwithstanding a 23.6% increase in nonperforming assets during the quarter, which continues to negatively impact earnings performance in many ways.

Assets declined from $833.3 million at December 31, 2003, to $824.8 million at March 31, 2004, an $8.5 million or 1.02% decrease. The primary changes in assets were the $9.1 million decrease in securities offset by modest loan growth of $1.2 million. Total liabilities declined from $778.6 million at December 31, 2003 to $768.3 million at March 31, 2004, a $10.2 million decrease or 1.3% of which $11.8 million represents a decrease in repurchase agreements.

During the quarter ended March 31, 2004, the Company’s management continued to focus on improving the Company’s operating efficiencies throughout its bank subsidiaries. The ongoing evaluation of its operations and related operational improvements includes the continued centralization of certain backroom operations, reduction of duplicate operational processes and consideration of the disposal of underperforming branches or subsidiaries in markets offering limited growth potential. In furtherance of this operational improvement program, the Company recently filed applications to merge its Cumberland Bank and Cumberland Bank South bank subsidiaries, both of which operate in the Nashville metropolitan market.

RESULTS OF OPERATIONS

The Company’s results of operations depend primarily upon the level of net interest income, provision for loan losses, noninterest income and noninterest expenses. For the three months ended March 31, 2004, net earnings totaled $754,000 as compared to $402,000 for the three months ended March 31, 2003. Provision for loan losses increased $137,000 for the first three months of 2004 to $561,000 from $424,000 for the same period in 2003.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. The Company’s total interest income, excluding tax equivalent adjustments related to the Company’s tax exempt securities, increased $269,000 or 2.6% to $10.6 million during the three months ended March 31, 2004 as compared to the same period in 2003. Interest income generated from the investment portfolio increased $919,000 as a result of the leverage transactions completed in 2003 and described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Interest income continues to be adversely impacted by the level of nonperforming assets which totaled $20.0 million at March 31, 2004, a $3.8 million increase from the level at December 31, 2003. Had such loans been performing, interest income for the three months ended March 31, 2004, would have increased by $217,000. Interest income from loans declined by $615,000 from the first quarter 2003 to the first quarter 2004. The declining yield is largely the result of declines in market interest rates and the continued runoff of loans that do not meet the risk characteristics targeted by management.

Interest expense decreased $275,000 or 6.6% to $3.9 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The overall decrease in total interest expense was driven by a decline in the interest paid for interest bearing deposits. The decrease in the average rate paid primarily resulted from the lower interest rate environment, change in deposit mix and increases in balances of lower cost sources of funds such as noninterest bearing deposits and repurchase agreements. The Company’s $51.9 million in fixed rate borrowings primarily from the Federal Home Loan Bank that carry high costs and substantial prepayment penalties limited further reductions in interest expense.

The foregoing resulted in an increase in net interest income, before the $561,000 in provision for loan losses, of $544,000 or 8.8% for the three months ended March 31, 2004 as compared to the same period in 2003. As discussed in “Item 3,” the Company’s interest rate risk modeling reflects an asset sensitive bias and therefore net interest income is positioned to benefit from increases in interest rates.

Provision for Loan Losses

The provision for loan losses totaled $561,000 for the three months ended March 31, 2004 compared to $424,000 for the three months ended March 31, 2003. Net charge-offs of $512,000 over the three month period ended March 31, 2004 warranted the additional provision. The Company has placed a greater emphasis on identifying at-risk borrowers as our banks have experienced a higher than normal amount of bankruptcies by their borrowers which account for a large portion of our loan charge offs. Additionally, deteriorating economic conditions have resulted in some of our commercial and consumer borrowers experiencing financial difficulty and even the inability to pay their obligations to us. The provision for loan losses is based on past loan experience and other factors, which in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for monitoring its loan portfolio in an effort to identify potential problem loans and additional provisions will likely be appropriate as a result of ongoing efforts to better assess problem loans. Until the Company can achieve significant reductions in problem assets it is likely that loan charge-offs will continue to be incurred, resulting in additional provisions for loan losses, which will negatively impact future earnings.

Noninterest Income

The components of the Company’s noninterest income include service charges on deposit accounts, other fees and commissions, mortgage banking activities, gain on sale of securities and gain on sale of assets. Total noninterest income increased 8.0% to $1.8 million for the three month period ending March 31, 2004 compared to the same period in 2003. The largest component of the Company’s noninterest income is revenue generated on deposit accounts. Service charges on deposit accounts decreased $18,000 or 2.0% to $896,000 during the three months ended March 31, 2004 compared to the same period in 2003. Revenue from mortgage banking activities totaled $225,000 a decline of $81,000 or 26.5% during the three months ended March 31, 2004 compared to the same period last year. The mortgage industry experienced high levels of refinancing during 2003 due to low interest rates. Since the second half of 2003, mortgage activity has slowed significantly. Other service charges, fees and commissions totaled $130,000 for the current quarter a decrease of $113,000 or 46.5%. The deferral of loan fee income and a reduction in credit life sales account for this decrease. Profits from first quarter sale of securities increased from $21,000 to $300,000 as compared to the same period last year. Market conditions provided swap opportunities for profit taking while maintaining yield with limited extension risk.

Noninterest Expense

Noninterest expense consists primarily of salaries and employee benefits, occupancy expenses, furniture and equipment expenses, data processing expenses and other operating expenses. Total noninterest expense increased $61,000 or 0.9% to $6.8 million during the three months ended March 31, 2004 compared to the same period in 2003. Salaries and employee benefits make up the largest category in noninterest operating expenses. This expense decreased $18,000 or 2.0% as management believes the Company is experiencing results from the centralization of its backroom operations, revised management structure and overall cost savings through the reduction of the level of duplicate operational processes and by the performance of these operations by specialized personnel. The Company believes that realization of cost savings from these efficiencies will be dependent upon effective implementation and may not be fully recognized until the second half of 2004. Although expenses relating to foreclosed properties are $87,000 lower in the first quarter of 2004 as compared to 2003, management believes it is likely this expense will increase as the Company continues to manage non-performing loans. Deposit insurance premiums increased by $55,000 from the same period last year.

FINANCIAL CONDITION

Balance Sheet Summary

The Company’s total assets decreased 1.0% to $824.8 million at March 31, 2004 from $833.3 million at December 31, 2003. The majority of this decline was in the securities portfolio as a result of paydowns in the mortgage-backed securities portfolio and security sales discussed earlier. Federal funds sold balances decreased 25.8% or $3.9 million to $11.2 million since December 31, 2003. Investment securities and federal funds sold represent 24.9% of the Company’s assets. Loans totaled $551.8 million at March 31, 2004, an increase of $1.2 million or 0.22% over year-end 2003 balances.

Total liabilities decreased 1.3% to $768.3 million at March 31, 2004 compared to $778.6 million at December 31, 2003. This $10.2 million decrease was composed primarily of an account of one of the Company’s largest customers. Outstanding Federal Home Loan Bank advances remained constant for the period at $51.9 million. Notes payable have declined $50,000 since year-end.

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures”. These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including residential mortgage and consumer installment loans.

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

Net charge-offs were $512,000 and $981,000 for the three month periods ended March 31, 2004 and 2003, respectively. Provision expense equaled $561,000 and $424,000 for these same time periods. The allowance for loan losses was $8.5 million or 1.5% of total loans at March 31, 2004 compared to $8.4 million or 1.5% of total loans at December 31, 2003. Total non-performing assets (non-accrual loans and foreclosed properties) at March 31, 2004 increased to $20.0 million from $16.2 million, an increase of $3.8 million since December 31, 2003. Nonperforming assets as a percentage of total assets were 2.42% and 1.93% at March 31, 2004 and December 31, 2003.

Management has internally classified an additional $20.5 million in loans as substandard based upon other possible credit problems. These loans are not included in the above amounts. These loans are performing loans but are classified as substandard due to payment history, decline in the borrowers’ financial position or decline in collateral value. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Loans classified as doubtful have all the weaknesses inherent in one classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Doubtful loans totaled $1.5 million at March 31, 2004. Loans classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. There were no loans classified as loss as of March 31, 2004.

It is anticipated that the level of nonperforming loans will gradually improve as management resolves problem loans. Management believes the balance of the allowance for loan losses to be adequate as of March 31, 2004 based on its internal evaluation of the allowance for loan losses and loan portfolio. Ongoing review of the Company’s loan portfolio assists management in identifying potential problem credits and determining the level of the allowance for loan losses. Quarterly, the allowance for loan losses is evaluated under the provision of SFAS 114 and 118 as discussed above. Under these provisions, specific provisions are made for loans considered impaired. A general reserve is also maintained for the Company’s homogenous loans.

The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Although management believes the allowance for loan losses at March 31, 2004 to be adequate, further deterioration in problem credits, the results of the loan review process, or the impact of deteriorating economic conditions on other businesses, could require increases in the provision for loan losses and could result in future charges to earnings which could have a significant negative impact on net earnings. Furthermore, management believes that continued deterioration in the economy in both the Company’s primary market area and nationally could have a significant impact on loans not currently identified as problems as well as those that are identified.

Liquidity and Asset Management

The Company’s management seeks to maximize net interest income by managing the Company’s assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is the ability to maintain sufficient cash levels necessary to fund operations, meet the requirements of depositors and borrowers and fund attractive investment opportunities. Higher levels of liquidity bear corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets and higher interest expense involved in extending liability maturities. Liquid assets including cash, due from banks and federal funds sold totaled $33.5 million. In addition, the Company has $51.1 million in unpledged securities classified as available for sale that could be sold for liquidity needs.

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

The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $8.8 million mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company’s loan portfolio. At March 31, 2004, loans of approximately $207.6 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.

As for liabilities, certificates of deposits of approximately $226.3 million will become due during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future. However, future decreases in rates could have a negative effect on total deposits.

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

Off Balance Sheet Arrangements

At March 31, 2004, the Company had unfunded loan commitments outstanding of $99.5 million and unfunded lines of credit and letters of credit of $3.8 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiaries have the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiaries could sell participations in these or other loans to correspondent banks.

Capital Position and Dividends

At March 31, 2004, total shareholders’ equity was $56.5 million or 6.8% of total assets. The increase of $1.8 million in shareholders’ equity during the three months ended March 31, 2004 results from exercise of stock options totaling $909,000, the Company’s net income of $754,000, $44,000 in issuance of common stock through the Company’s Employee Stock Purchase Plan, and a $315,000 increase in other comprehensive income, which is offset by the declaration of cash dividends of $262,000.

The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary banks. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary banks have none, and a part of the allowance for loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary banks and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. Trust preferred securities are allowed to be counted in Tier I capital, subject to certain limitations. At March 31, 2004, the Company’s total risk-based capital ratio was 13.91% and its Tier I risk-based capital ratio was approximately 12.67% compared to ratios of 13.53% and 12.27%, respectively at December 31, 2003. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4.0%. At March 31, 2004, the Company had a leverage ratio of 8.03%, compared to 7.86% at December 31, 2003.

The Company and its subsidiaries, Cumberland Bank, BankTennessee and Bank of Dyer, have agreed with or committed to bank regulatory officials to take various actions, including to reduce the level of criticized or non-performing loans, to improve loan underwriting, problem loan resolution and collection, and strategic and capital planning, to obtain prior regulatory approval before incurring additional holding company indebtedness, repurchasing shares, or paying dividends from certain subsidiary banks to the holding company or from the holding company to shareholders, and to maintain certain capital levels at subsidiary banks in excess of those required for well capitalized status. The most restrictive of these provisions would require the Company to maintain a Tier I leverage ratio of at least 7.0% at BankTennessee, Bank of Dyer and Cumberland Bank. The Company and its subsidiaries believe they were in compliance in all material respects with these agreements at March 31, 2004. The Company and its subsidiaries intend to continue to comply with these agreements, and the Company received approval to pay dividends for the first quarter of 2004. The Company believes that the earnings from operations and available funds will be sufficient to allow the Company to meet all these commitments and the requirements for well-capitalized status through the end of 2004. However, the Company’s regulators have considerable discretion in determining whether to grant required approvals, and no assurance can be given that such approvals will be forthcoming.

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

Interest rate risk (sensitivity) management focuses on risk to long-term earnings capacity and economic value of equity associated with changing interest rates. As the Company’s rate sensitivity position has an important impact on earnings, management seeks to maintain profitability in both immediate and long-term earnings through funds management/interest rate risk management. Responsibility for managing interest rate risk and liquidity rests with the Asset/Liability Committee (ALCO). ALCO reviews interest rate and liquidity exposures, adopts balance sheet strategies, and ensures policy compliance. Simulation and Gap analysis are utilized to measure the interest sensitivity of assets and liabilities. Cash flow, maturing and repricing information from the company’s balance sheet are quantified using a variety of potential interest rate environments to estimate earnings sensitivity and capital risk to changing interest rates.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

As discussed in Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Company’s ability to pay dividends is subject to its receipt of prior approval by bank regulatory officials.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) The following reports on Form 8-K have been filed during the quarter for which this report is filed:

     On January 23, 2004, the Company furnished a Current Report on Form 8-K pursuant to Item 9 and Item 12 announcing the Company’s results of operations for the year ended December 31, 2003. Notwithstanding the foregoing, information furnished under Item 9 or Item 12 of Form 8-K, including the related exhibits, shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIVITAS BANKGROUP, INC. (Registrant)
DATE:	05/17/04	/s/ Richard Herrington Richard Herrington, President and Chief Executive Officer

DATE:	05/17/04	/s/ Andy LoCascio Andy LoCascio, Chief Financial Officer (Principal Accounting and Financial Officer)