Form 10-Q
period 2004-06-30
CIVITAS BANKGROUP INC
filed 2004-08-23
CIK 1092099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Common stock outstanding: 17,502,299 shares at July 31, 2004.

CIVITAS BANKGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CIVITAS BANKGROUP, INC.

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2004 AND DECEMBER 31, 2003
Dollars in thousands except share amounts

	June 30,	December 31,
	2004	2003
	(unaudited)
Assets:
Cash and due from banks	$23,648	$19,977
Federal funds sold	11,151	15,081

Cash and cash equivalents	34,799	35,058
Interest-bearing deposits in financial institutions	3,150	4,046
Securities available for sale, at fair value	159,543	140,844
Securities, held to maturity, fair value $66,262 at June 30, 2004 and $62,984 at December 31, 2003	67,103	62,527
Loans	532,039	550,565
Allowance for loan losses	(7,794)	(8,414)

Loans, net	524,245	542,151
Premises and equipment	22,018	22,280
Restricted equity securities	5,720	5,478
Other real estate owned	4,137	3,793
Investment in unconsolidated affiliates	6,939	6,977
Goodwill	1,596	1,596
Accrued interest receivable	3,901	3,896
Other assets	6,058	4,674

Total assets	$839,209	$833,320

Liabilities and Shareholder’s Equity:
Liabilities
Deposits
Noninterest-bearing	$68,890	$68,032
Interest-bearing	620,012	603,604

Total deposits	688,902	671,636
Notes payable	4,650	4,700
Federal funds purchased and securities sold under repurchase agreements	22,961	33,886
Advances from Federal Home Loan Bank	51,852	51,852
Subordinated debentures	12,000	12,000
Accrued interest payable	2,332	2,350
Other liabilities	1,978	2,155

Total liabilities	784,675	778,579

Shareholder’s equity:
Common stock, $0.50 par value, authorized 40,000,000 shares; shares issued - 17,499,096 at June 30, 2004 and 17,135,056 at December 31, 2003	8,750	8,568
Additional paid-in capital	37,091	35,930
Retained earnings	10,720	9,877
Accumulated other comprehensive income (loss)	(2,027)	366

Total shareholders’ equity	54,534	54,741

Total liabilities and shareholders’ equity	$839,209	$833,320

CIVITAS BANKGROUP, INC.

CONSOLIDATED STATEMENTS OF EARNINGS
THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
Dollars in thousands except share amounts

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest income
Loans, including fees	$7,888	9,163	16,303	18,193
Securities	1,984	1,069	4,090	2,256
Deposits in financial institutions	25	26	31	50
Federal funds sold	27	15	42	36
Restricted equity securities dividends	60	53	119	105

Total interest income	9,984	10,326	20,585	20,640
Interest expense
Time deposits of $100,000 or more	1,349	1,130	2,697	2,226
Other deposits	1,533	1,924	3,162	4,075
Federal funds purchased and securities sold under repurchase agreements	52	31	101	34
Advances from Federal Home Loan Bank	628	630	1,257	1,253
Subordinated debentures	140	136	280	289
Notes payable	92	102	168	204

Total interest expense	3,794	3,953	7,665	8,081
Net interest income	6,190	6,373	12,920	12,559
Provision for loan losses	508	2,058	1,069	2,482

Net interest income after provision for loan losses	5,682	4,315	11,851	10,077
Other income
Service charges on deposit accounts	882	1,002	1,784	1,913
Other service charges, commissions and fees	178	240	308	511
Mortgage banking activities	236	590	461	896
Net gain on securities transactions	232	60	532	81
Net gain (loss) on sale of other real estate	86	(98)	66	(122)
Fraud recovery	305	0	305	0
Other noninterest income	497	182	737	343

Total other income	2,416	1,976	4,193	3,622
Other expenses
Salaries and employee benefits	3,495	3,468	7,015	7,018
Occupancy expense	996	903	1,945	1,779
Other real estate expense	268	86	452	357
Data processing	423	408	819	800
Communications	139	162	290	310
Deposit insurance premiums	121	69	246	139
Fraud loss	305	0	305	0
Other operating expenses	1,459	1,738	2,963	3,199

Total other expenses	7,206	6,834	14,035	13,602

Income (loss) before income taxes	892	(543)	2,009	97
Income tax expense (benefit)	279	(198)	642	40

Net income (loss)	$613	(345)	1,367	57

CIVITAS BANKGROUP, INC
CONSOLIDATED STATEMENTS OF EARNINGS
THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
Dollars in thousands except share amounts
(continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss)	613	(345)	1,367	57
Other comprehensive income (loss)	(2,748)	294	(2,393)	(190)

Total comprehensive income (loss)	(2,135)	(51)	(1,026)	(133)
Net earnings (loss) per share — basic	$0.04	(0.02)	0.08	0.00
Net earnings (loss) per share — diluted	0.04	(0.02)	0.08	0.00
Weighted average shares outstanding — basic	17,478,235	15,411,902	17,393,769	15,397,979
Weighted average shares outstanding — diluted	17,571,317	15,599,210	17,465,393	15,580,707

CIVITAS BANKGROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)
Dollars in thousands except share amounts

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2002	15,382,626	$7,691	$27,504	$9,749	$529	$45,473
Exercise of stock options	58,760	30	135	—	—	165
Dividends $0.03 per share	—	—	—	(461)	—	(461)
Comprehensive Income:
Net earnings	—	—	—	57	—	57
Other Comprehensive Income
Change in unrealized gain (loss) on securities available for sale	—	—	—	—	(240)	(240)
Less: adjustment for realized gains included in net income	—	—	—	—	50	50

Total Comprehensive Income (loss)						(133)

Balance, June 30, 2003	15,441,386	$7,721	$27,639	$9,345	$339	$45,044
Balance, December 31, 2003	17,135,056	$8,568	$35,930	$9,877	$366	$54,741
Exercise of stock options	330,675	165	974	—	—	1,139
Issuance of common stock	33,365	17	187	—	—	204
Dividends $0.03 per share	—	—	—	(524)	—	(524)
Comprehensive Income:
Net earnings	—	—	—	1,367	—	1,367
Other Comprehensive Income
Change in unrealized gain (loss) on securities available for sale	—	—	—	—	(2,723)	(2,723)
Less: adjustment for realized gains included in net income	—	—	—	—	330	330

Total Comprehensive Income (loss)						(1,026)

Balance, June 30, 2004	17,499,096	$8,750	$37,091	$10,720	$(2,027)	$54,534

CIVITAS BANKGROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
Dollars in thousands except share amounts

	Six Months Ended
	June 30,
	2004	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net earnings	$1,367	$57
Adjustments to reconcile net earnings to cash from operating activities:
Provision for loan losses	1,069	2,482
Depreciation and amortization	1,439	837
Operations of unconsolidated affiliates	(391)	118
Origination of mortgage loans held for sale	(18,369)	(29,897)
Proceeds from sale of mortgage loans held for sale	15,815	31,487
Federal Home Loan Bank stock dividend	(90)	0
Net (gain) on securities transactions	(532)	(81)
Net (gain)/loss on sale of other real estate	(66)	(96)
Net change in:
Accrued interest receivable	(5)	209
Accrued interest payable and other liabilities	(195)	409
Other, net	(124)	252

Total adjustments	(1,449)	5,720

Net cash from operating activities	(82)	5,777

Cash flows from investing activities:
Net change in interest-bearing deposits in financial institutions	896	5,123
Purchases of securities available for sale	(97,826)	(53,971)
Proceeds from maturities, redemptions, and sales of securities available for sale	75,766	27,282
Purchases of securities held to maturity	(11,892)	(38,480)
Proceeds from maturities, redemptions, and sales of securities held to maturity	7,187	10,054
Net change in loans	15,304	(27,360)
Investment in unconsolidated affiliates	430	(542)
Purchases of premises and equipment	(662)	(736)
Proceeds from sale of other real estate	3,809	2,390

Net cash from investing activities	(6,988)	(76,240)

Cash flows from financing activities:
Net change in deposits	16,961	45,152
Increase (decrease) in federal funds purchased	(1,000)	14,142
Change in securities sold under agreements for repurchase	(9,925)	1,844
Repayments of Federal Home Loan Bank advances	0	0
Advances from Federal Home Loan Bank	0	1,000
Repayments of notes payable	(50)	(50)
Dividends paid	(518)	(461)
Proceeds from issuance of common stock	1,343	165

Net cash from financing activities	6,811	61,792

Net change in cash and cash equivalents	(259)	(8,671)
Cash and cash equivalents at beginning of period	35,058	41,906

Cash and cash equivalents at end of period	$34,799	$33,235

CIVITAS BANKGROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(Unaudited)

Note 1. Basis of Presentation

The unaudited consolidated financial statements as of June 30, 2004 and for the six month periods ended June 30, 2004 and 2003 were in accordance with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”), in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the 2003 consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K.

Note 2. Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force reached a consensus on issue 03-1, “Meaning of Other Than Temporary Impairment” (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and cost method investments. The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than temporarily impaired is as follows:

Step 1:	Determine whether the investment is impaired. An investment is impaired if its fair value is less than its cost.
Step 2:	Evaluate whether the impairment is other-than-temporary.
Step 3:	If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value.

The Company does not anticipate that the adoption of Issue 03-1 will have a material impact on its financial condition or results of operations.

Note 3. Earnings per Share of Common Stock

Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Stock options are regarded as potential common shares to the extent that the exercise price for the option is less than the fair market value of our common stock. For the three months ended June 30, 2004 the Company included 93,082 shares of common stock issuable upon exercise of stock options in the diluted EPS calculation and 71,624 shares of common stock issuable upon exercise of stock options in the calculation for the six months ended June 30, 2004.

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

CRITICAL ACCOUNTING POLICIES

The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Critical accounting policies relate to allowance for loan losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries.

COMPANY OVERVIEW

General. Civitas BankGroup, Inc. is a Tennessee registered bank holding company headquartered in Franklin, Tennessee with $839.2 million in total assets at June 30, 2004. We provide banking and other financial services through five (5) bank subsidiaries in eleven (11) markets throughout Middle and West Tennessee. Civitas BankGroup, Inc. is currently the parent of five (5) wholly owned banks as summarized below:

		Assets as of
Institution Name	Principal Markets	June 30, 2004
Cumberland Bank	Macon, Robertson, Smith, Sumner	$282,254
	and Warren Counties, Tennessee
Cumberland Bank South	Metropolitan Nashville, Tennessee	311,643
BankTennesse	Metropolitan Memphis, Tennessee	191,110
Bank of Dyer	Gibson County, Tennessee	39,973
Bank of Mason	Tipton County, Tennessee	8,001

Joint Ventures. The Company owns a 50% interest in both The Murray Banc Holding Company, LLC in Murray, Kentucky and Insurors Bank of Tennessee, headquartered in Nashville, Tennessee. Only the Company’s initial investment, adjusted for the pro rata share of operating results of each entity, is included in the consolidated financial statements. The Company’s portion of earnings is recorded in other noninterest income. The Murray Banc Holding Company is a joint venture with BancKentucky, a Kentucky savings and loan holding company. The Murray Banc Holding Company is a single bank holding company owning 100% of The Murray Bank which opened in 1999. The Murray Banc Holding Company had $148.4 million in total assets at June 30, 2004 and has recorded year to date earnings of $238,000. The Company also owns 50% of Insurors Bank, which opened November 2000 and had $63.4 million in assets at June 30, 2004. The remaining ownership interest in Insurors Bank is owned by InsCorp, a Tennessee corporation owned predominately by Tennessee insurance agents. Year to date, Insurors Bank has contributed $116,000 in income to the Company.

Description of Business. Our principal operations include traditional banking services incorporating commercial and residential real estate lending, commercial business lending, consumer lending, construction lending and other financial services, including depository, and brokerage services. Net interest income is our principal source of earnings. We equally serve both metropolitan and rural areas, targeting local consumers, professionals and small businesses. Although there is substantial competition, management believes that a significant number of the markets in which our banks operate offer an environment for continued growth with respect to our target market.

PERFORMANCE OVERVIEW

Generally. Set forth below are significant items that occurred during the six months ended June 30, 2004:

•	Net income for the six months ended June 30, 2004, totaled $1.4 million compared to $57,000 for the same period for 2003, a 2,298.2% increase. For the three month period ended June 30, 2004, net income totaled $613,000 compared to $345,000 net loss for the same period for 2003.

•	Assets increased from $833.3 million at December 31, 2003, to $839.2 million at June 30, 2004, a $5.9 million or 0.7% increase.

•	Loans declined to $532.0 million, down 3.4% from $550.6 million at year end 2003 and down 3.1% from June 30, 2003.

•	Nonperforming assets were $17.7 million at June 30, 2004, down 11.4% from March 31, 2004, but up 9.5% from December 31, 2004.

•	Deposits were $688.9 million, up 2.6% from $671.6 million at year end 2003 and 7.9% over June 30, 2003.

•	Average equity increased 23.7% or $10.8 million as a result of the $9.2 million equity offering completed in August 2003 and $1.4 million in net earnings.

•	Cumberland Bank South opened a new branch in historic downtown Franklin, Tennessee and broke ground on a new branch in Spring Hill, Tennessee, which is expected to open during the fourth quarter of 2004.

•	The merger of two of the Company’s bank subsidiaries, Cumberland Bank and Cumberland Bank South, both of which serve the greater Nashville market, was approved by the Federal Reserve Board and the Tennessee Department of Financial Institutions with the transaction expected to close on September 1, 2004.

•	The Company announced the sale of certain assets of its Bank of Dyer subsidiary. The transaction is anticipated to close during the third or fourth quarter of 2004.

During a routine internal audit review conducted during August 2004, the Company discovered that its Investment Officer, the son of the Company’s President and Chief Executive Officer, had engaged in apparently fraudulent transactions for which he has been terminated. The Company’s audit committee, along with the Company’s independent auditors, have subsequently commenced an investigation into these transactions which are believed to involve less than $500,000. As a result of the investigation, the Company has recorded fraud loss expense totaling $305,000 for the three and six months ended June 30, 2004 which amount was offset by income from fraud recovery totaling $305,000 for the same period. This recovery was the result of the Company’s receipt from its President and Chief Executive Officer of a written guarantee of payment of any losses suffered by the Company as a result of these transactions which are not otherwise paid by the Company’s former Investment Officer.

EARNINGS HIGHLIGHTS—SECOND QUARTER RESULTS

During the quarter ended June 30, 2004, the Company’s management continued to address improvements in the Company’s performance. Management’s primary short-term objectives continue to be the resolution of problem assets and the creation of operating economies of scale. The ongoing evaluation of its operations and related operational improvements includes the continued centralization of certain backroom operations, reduction of duplicate operational processes and consideration of the disposal of underperforming branches or subsidiaries in markets offering limited growth potential.

Net Income. The Company recorded net income for the second quarter of 2004 of $613,000 compared with a net loss of $354,000 in the second quarter of 2003. Basic earnings per share for the second quarter of 2004 were $0.04 as compared to a basic loss per share of $0.02 for second quarter 2003.

Key performance indicators for the second quarter of 2004 showed annualized return on average assets (ROA) of 0.30% compared to a negative ROA of 0.18% in the comparable period of 2003. The annualized return on average shareholders’ equity (ROE) for the second quarter of 2004 was 4.31% compared to a negative ROE of 3.05% for the second quarter of 2003.

The quarterly net loss in 2003 was primarily the result of a $2.1 million pre-tax provision expense to the allowance for loan loss. In comparison, provision for loan loss for the second quarter of 2004 was $508,000. Lower net charge offs of $763,000 for the period and a decrease in loan balances of $17.0 million were the primary causes for the decline in provision expense.

Net Interest Income. Net interest income for the second quarter of 2004, declined $183,000 or 2.9% as compared to the second quarter of 2003. This decrease is primarily attributable to a 36 basis point decrease in net interest margin partially offset by an 8.0% increase in average earning assets. The changes in net interest income and net interest margin for the three months ended June 30, 2004 as compared to the same period in 2003 were primarily the result of the following:

Rate:

•	The yield on average earning assets decreased 61 basis points to 5.29% while the cost of deposits and other borrowed funds decreased 21 basis points to 2.03% for second quarter of 2004.

•	The yield on loans dropped 88 basis points as compared to 2003.

•	Investment security yield increased 101 basis points over the 2003 period levels.

Volume:

•	Total average earning assets increased $56.2 million, or 8.0%, with the significant amount of this increase being in the Company’s average securities portfolio, which increased by $55.7 million or 39.9%.

•	Average loans for the second quarter of 2004 decreased $4.4 million, or 0.8%, as compared to the second quarter of 2003.

•	Average Federal Funds sold increased $5.2 million due to growth in the deposit liabilities late in the quarter.

•	Average deposits and borrowed funds increased $44.2 million, or 6.2%, as compared to the second quarter of 2003. Average interest-bearing deposits increased $24.2 million while repurchase agreements increased $15.8 million or 176.2%.

•	Average borrowed funds declined $800,000 due to payments made on notes payable.

Net Interest Margin. Net interest margin for the second quarter of 2004 declined 36 basis points to 3.28% from 3.64% in the second quarter of 2003. New loan production continues to be at lower rates as a result of the interest rate environment, the Company’s tighter underwriting standards and a greater emphasis on short-term real estate lending. Loan growth the Company has experienced has been offset by a concentrated effort to remove underperforming and less desirable risk characteristic loans from the portfolio. The resulting effect is a slight decline in average loan balances. Management expects its average loan balances to increase throughout the remainder of 2004 as the Company opens two new branches, takes advantage of recent bank mergers in its markets, and refocuses on managed growth.

The Company increased the volume of its securities portfolio through a series of leverage transactions including a leverage transaction completed in August 2003 in the amount of $49.8 million. In this transaction, we purchased $44.7 million in mortgage-backed securities and $5.1 million in state, county and municipal securities through the use of funds generated from $41.0 million in brokered cds $4.8 million in federal funds purchased and $4.0 million in capital raised in our private placement completed in August of 2003. This primarily increased the yield on securities by 1.01% equating to a $915,000 increase in interest income from securities.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities and net interest margin for the three months ended June 30, 2004 and 2003:

	Three Months Ending			Three Months Ending
	06/30/04			06/30/03
	Average		Revenue/	Average		Revenue/
	Balance	Yield	Expense	Balance	Yield	Expense
Loans (1 and 2)	$543,026	5.83%	$7,888	$547,460	6.71%	$9,163
Securities	195,187	4.08%	1,984	139,523	3.07%	1,069
Federal funds sold	10,842	1.00%	27	5,630	1.07%	15
Restricted equity securities	5,638	4.27%	60	5,105	4.16%	53
Interest-bearing deposits in banks	3,030	3.31%	25	3,769	2.77%	26

Total earning assets	757,723	5.29%	$9,984	701,488	5.90%	$10,326

Cash and due from banks	18,073			19,275
Allowance for loan losses	(8,200)			(8,234)
Other assets	45,225			48,401

Total assets	$812,819			$760,930

Deposits	657,997	1.76%	2,882	627,641	1.95%	3,054
Repurchase Agreements	24,712	0.84%	52	8,947	1.26%	28
Fed Funds purchased	0	0.00%	0	1,000	1.20%	3
Subordinated Debentures	12,000	4.68%	140	12,000	4.55%	136
Borrowed funds	56,502	5.11%	720	57,302	5.12%	732

Total deposits and borrowed funds	751,212	2.03%	3,794	706,890	2.24%	3,953

Other liabilities	4,758			8,748
Shareholders’ equity	56,850			45,292

Total liabilities and shareholders’ equity	$812,819			$760,930

Net interest income			$6,190			$6,373

Net interest margin		3.28%			3.64%

1.	Interest income includes loan fees.

2.	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

*	No taxable equivalent adjustments have been made since the effect of tax exempt income is insignificant.

EARNINGS HIGHLIGHTS—SIX MONTHS RESULTS

Net Income. The Company recorded net income for the first six months of 2004 of $1.4 million compared with a net income of $57,000 in the first six months of 2003. Basic earnings per share for the first six months of 2004 were $0.08 as compared to basic earnings per share of $0.00 for the same period in 2003.

Key performance indicators for the first six months of 2004 showed annualized return on average assets (ROA) of 0.34% compared to a ROA of 0.02% for the same period in 2003. The annualized return on average shareholders’ equity (ROE) for the first six months of 2004 was 4.87% compared to a negative ROE of 0.25% for the first six months of 2003.

Net Interest Income. Net interest income increased $361,000 or 2.9% for the first six months of 2004, over the same period in 2003. This increase is attributable to a $70.7 million or 10.2% increase in average earning assets, comprised primarily of an increase in investment securities, offset by a 26 basis point decrease in the net interest margin to 3.41%. The changes in net interest income and net interest margin for the six months ended June 30, 2004 as compared to the same period in 2003 were primarily the result of the following:

Rate:

•	The yield on average earning assets decreased 60 basis points to 5.43% while the cost of deposits and other borrowed funds decreased 31 basis points to 2.04% for the first six months of 2004 compared to the same period of 2003.

•	The yield on loans dropped 78 basis points as compared to 2003.

Volume:

•	Total average earning assets increased $70.7 million, or 10.2%, as compared to 2003, with a significant amount of this increase being in the Company’s securities portfolio which increased by $65.1 million or 49.8%.

•	Average loans for the first six months of 2003 increased $4.3 million, or 0.8%, as compared to the first six months of 2003.

•	Average Federal Funds sold decreased $2.6 million due to growth in the investment portfolio.

•	Average deposits and borrowed funds increased $58.7 million, or 8.4%, as compared to the first six months of 2003. Average interest-bearing deposits increased $34.3 million.

•	Average borrowings declined $781,000 due to payments made on notes payable.

The increase in the investment portfolio primarily results from the leveraging of the $9.2 million in new liquidity raised in August 2003. Securities of $49.8 million were purchased as part of this transaction which is described in more detail above. This strategy was implemented to enhance earnings. Investment income has increased $1.8 million primarily as a result. Because the equity was leveraged through the investment portfolio, the spread, and therefore, the net interest margin has suffered as opposed to if it had been leveraged through the loan portfolio to obtain a larger spread. Tax-exempt municipal securities are part of this transaction and the tax equivalent yield/income is not calculated in this transaction. Management made the decision to use investments versus loans due to the immediate impact to earnings, lower overhead costs, lower credit risk and it allowed management to continue to focus on improving loan credit quality and operating efficiencies.

Additionally, interest income continues to be adversely impacted by the level of nonperforming assets which totaled $17.7 million at June 30, 2004, a $1.5 million increase since December 31, 2003. This increase was the result of the Company’s continued efforts to identify problem assets. Had such loans been performing, interest income for the first six months ended June 30, 2004 would have increased by $331,000.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities and net interest margin for the six months ended June 30, 2004 and 2003:

	Six Months Ending			Six Months Ending
	06/30/04			06/30/03
	Average		Revenue/	Average		Revenue/
	Balance	Yield	Expense	Balance	Yield	Expense
Loans (1 and 2)	$547,473	5.97%	$16,303	$543,171	6.75%	$18,193
Securities	195,735	4.19%	4,090	130,625	3.48%	2,256
Federal funds sold	9,148	0.68%	31	6,561	1.11%	36
Restricted equity securities	5,519	4.32%	119	5,116	4.14%	105
Interest-bearing deposits in banks	2,848	2.96%	42	4,572	2.21%	50

Total earning assets	760,723	5.43%	$20,585	690,044	6.03%	$20,640

Cash and due from banks	17,326			18,758
Allowance for loan losses	(8,295)			(8,513)
Other assets	44,739			48,786

Total assets	$814,493			$749,076

Deposits	661,651	1.78%	5,859	619,712	2.05%	6,301
Repurchase Agreements	22,798	0.86%	98	4,746	1.19%	28
Fed Funds purchased	500	1.20%	3	1,000	1.21%	6
Subordinated Debentures	12,000	4.68%	280	12,000	4.86%	289
Borrowed funds	56,526	5.06%	1,425	57,307	5.13%	1,457

Total deposits and borrowed funds	753,475	2.04%	7,665	694,765	2.35%	8,081

Other liabilities	4,847			8,890
Shareholders’ equity	56,171			45,420

Total liabilities and shareholders’ equity	$814,493			$749,076

Net interest income			$12,920			$12,559

Net interest margin		3.41%			3.67%

1.	Interest income includes loan fees.

2.	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

*	No taxable equivalent adjustments have been made since the effect of tax exempt income is insignificant.

INVESTMENT PORTFOLIO

The Company invests primarily in obligations of the United States, obligations of states, counties, and municipalities and mortgage-backed securities. The following table presents, for the periods indicated, the carrying amount of our securities portfolio segregated into available for sale, or AFS, and held to maturity, or HTM, categories:

Composition of Investment Portfolio
Dollars in thousands

	June 30, 2004	December 31, 2003
Available for Sale
U.S. Government Agencies	$25,214	$10,116
Obligations of States, Counties, Municipals	4,136	1,496
Mortgage-backed	128,573	127,641
Marketable Equity Securities	1,070	1,091
Other Debt Securities	550	500

Total Available for Sale	159,543	140,844
Held to Maturity
U.S. Government Agencies	529	1,139
Obligations of States, Counties, Municipals	22,597	17,748
Mortgage-backed	41,060	40,729
Other Debt Securities	2,917	2,911

Total Held to Maturity	67,103	62,527

Total Securities	$226,646	$203,371

The following table indicates the maturities of securities at June 30, 2004 at the carrying amount and the weighted average yields of such securities:

Maturity of Investment Portfolio
Dollars in thousands

	AFS		HTM
	Amount	Yield	Amount	Yield
U.S. Treasuries and Agencies
Under 1 year	$16,925	1.01%	$0	0.00%
1 – 5 years	6,782	2.17%	0	0.00%
5 – 10 years	1,399	4.45%	529	4.61%
Over 10 years	108	5.00%	0	0.00%

Total U.S. Treasuries and Agencies	25,214	1.53%	529	4.61%
State and Political Subdivisions
Under 1 year	0	0.00%	100	3.68%
1 – 5 years	0	0.00%	854	4.14%
5 – 10 years	1,181	3.01%	1,296	3.81%
Over 10 years	2,955	3.78%	20,347	4.18%

Total State and Political Subdivisions	4,136	3.56%	22,597	4.16%
Mortgage-backed	128,573	4.31%	41,060	4.21%
Other Securities
Under 1 year	0	0.00%	1,001	4.30%
1 – 5 years	50	0.00%	0	0.00%
5 – 10 years	0	0.00%	0	0.00%
Over 10 years	1,570	9.66%	1,916	9.31%

Total Other Securities	1,620	9.66%	2,917	7.59%

Total Securities	$159,543	3.87%	$67,103	4.34%

NOTE: Mutual funds are included in other securities over 10 years

LOANS

Generally. Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. The following table indicates loans outstanding net of unearned income and deferred fees, as of the dates indicated. The segregation used in compiling the following information is based on the collateral of the loan rather than the source of loan payments and is consistent with the method followed for regulatory reporting.

Composition of Loan Portfolio
Dollars in thousands

	June 30, 2004	December 31, 2003
Real Estate — Mortgage	$149,535	$157,559
Real Estate — Construction	88,439	83,263
Real Estate – Commercial	108,874	105,227
Real Estate – Other	4,709	4,684
Commercial	144,530	154,455
Consumer	30,682	39,296
Other	5,270	6,081

Total Loans	$532,039	$550,565

Totals loans decreased $18.5 million as compared to December 31, 2003 due primarily to runoff of loans that do not meet the risk characteristics targeted by management, tighter underwriting standards, foreclosed properties of $5.1 million, charge-offs totaling $2.1 million and $2.6 million in loans sold in connection with the Company’s sale of one of its Bank of Dyer branches.

Management is placing greater emphasis on short-term real estate lending such as construction, acquisition and development, and commercial real estate loans. The Company has established internal targets for real estate secured loans at 75% of total loans, with an emphasis on variable interest rate loans or loans with maturities under five years if at fixed rates.

Provision and Allowance for Loan Losses. The Company has placed a greater emphasis on identifying at-risk borrowers as our banks have experienced a higher than normal amount of bankruptcies by their borrowers which account for a large portion of our loan charge-offs. Additionally, deteriorating economic conditions in some of the markets we serve have resulted in some of our commercial and consumer borrowers experiencing financial difficulty and even the inability to pay their obligations to us. The provision for loan losses is based on past loan experience and other factors, which in management’s judgment deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, trends in past due loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a risk rating system designed for monitoring its loan portfolio in an effort to identify potential problem loans. Additional provisions will likely be appropriate as a result of ongoing efforts to better assess problem loans. Until the Company can achieve significant reductions in problem assets it is likely that loan charge-offs will continue to be incurred, resulting in additional provisions for loan losses, which will negatively impact future earnings.

In the second quarter 2004, the Company continued to identify problem assets. Loan delinquencies were 3.70% of the total loan portfolio on June 30, 2004, 5.34% on June 30, 2003 and 3.21% at December 31, 2003. Provision expense equaled $508,000 and $2.1 million for the three months ended June 30, 2004 and 2003 respectively. The allowance for loan losses as a percentage of total loans outstanding at the end of the period declined in 2004. This decline reflects loan charge-offs taken against specific allocated reserves. A summary of loan loss experience during the three-month and six-month periods ended June 30, 2004 and 2003 is provided below. Non-performing assets to total loans were 3.3% at June 30, 2004 as compared to 4.4% at June 30, 2003. The following is the activity in the allowance for loan losses:

Summary of Allowance for Loan Losses
Dollars in Thousands

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Allowance for loan losses — beginning balance	$8,463	$8,505	$8,414	$9,062
Charge-offs	1,421	2,147	2,087	3,345
Recoveries	244	207	398	424

Net charge-offs	1,177	1,940	1,689	2,921
Provision for loan losses	508	2,058	1,069	2,482

Allowance for loan losses — ending balance	7,794	8,623	7,794	8,623
Loans outstanding at end of period	532,039	549,064	532,039	549,064
Average loans outstanding during period	543,026	547,460	547,473	543,171
Allowance for loan losses as a percentage of loans outstanding at end of period	1.46%	1.57%	1.46%	1.57%
Ratio of net charge-offs during period to average loans outstanding	0.87%	1.42%	0.62%	1.08%

Nonperforming Assets. For financial statement purposes, nonaccrual loans are included in loans outstanding, whereas repossessions and other real estate are included in other assets. Net credit losses include net charge-offs on loans and valuation adjustments.

The followings is a summary of nonperforming assets as of June 30, 2004, December 31, 2003 and June 30, 2003:

Summary of Nonperforming Loans
Dollars in thousands

	June 2004	December 2003	June 2003
Non-accrual loans	$13,522	$12,362	$19,793
Other real estate owned	4,137	3,793	4,057
Loans past due 90 days or more still accruing	0	0	311

Total nonperforming loans and OREO	17,659	16,155	24,161
Repossessions	53	57	101

Total nonperforming assets	$17,712	$16,212	$24,262

     The increase in nonperforming assets during the six months ended June 30, 2004 was due primarily to loans becoming 90 days or more past due, bankruptcy filings, and management’s continued efforts in identifying problem credits. It is anticipated that the level of nonperforming loans will gradually improve as management resolves problem loans.

Supplemental Loan Information as of June 30, 2004
Dollars in thousands

				Other real estate	Year-to-date	Allocation
	Loans	% of Total	Nonaccrual	owned and	net	of
	outstanding	Loans	loans	repossessions	charge off	allowance
Real Estate — Mortgage	$149,535	28%	$5,292	$3,185	$787	$2,233
Real Estate — Construction	88,439	17%	536	500	130	283
Real Estate – Commercial	108,874	20%	2,994	452	187	1,290
Real Estate – Other	4,709	1%	151	0	22	12
Commercial	144,530	27%	3,833	0	325	2,442
Consumer	30,682	6%	731	53	245	1,398
Other	5,270	1%	15	0	(7)	42
Unallocated Allowance	0	0	0	0	0	94

Total Loans	$532,039	100%	$13,552	$4,190	$1,689	$7,794

In addition to the nonaccrual loans, management has internally identified an additional $19.5 million in loans as potential credit problems. These loans are performing loans but are classified due to payment history, decline in the borrower’s financial position or decline in collateral value. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Loans classified as doubtful have all the weaknesses inherent in one classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. The following table shows the amount in each classification.

Summary of Performing Classified Loans as of June 30, 2004

Dollars in thousands

Substandard	$18,435
Doubtful	$1,079
Loss	$0

Total	$19,514

Management believes the balance of the allowance for loan losses to be adequate as of June 30, 2004 based on its internal evaluation of the allowance for loan losses and loan portfolio. Quarterly, the allowance for loan losses is evaluated under the provision of SFAS 114 and 118. Under these guidelines, specific reserves are allocated for loans considered impaired. A general reserve is also maintained for the Company’s homogenous loans.

The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Although management believes the allowance for loan losses at June 30, 2004 to be adequate, further deterioration in problem credits, the results of the loan review process, or the impact of deteriorating economic conditions on other businesses, could require increases in the provision for loan losses and could result in future charges to earnings which could have a significant negative impact on net earnings.

DEPOSITS

The year-to-date average daily amounts of deposits and rates paid on such deposits are summarized as follows:

Average Deposit Balance
Dollars in thousands

	June 30, 2004		December 31, 2003
	Amount	Rate	Amount	Rate
Noninterest bearing demand deposit	$66,831	0.00%	$59,145	0.00%
Interest bearing demand deposit	187,101	0.85%	192,898	1.10%
Savings deposit	29,732	0.80%	27,738	1.10%
Time deposit	319,216	2.54%	322,428	3.04%
Wholesale deposits	58,771	3.19%	19,539	2.69%

Total	$661,651	1.78%	$621,748	2.05%

The amount of certificates of deposits of $100,000 or more and other time deposits of $100,000 or more outstanding at June 30, 2004 by time remaining until maturity is as follows:

Deposit Maturity
Dollars in thousands

Under 3 months	$44,918
4 – 6 months	34,647
7 – 12 months	31,329
Over 12 months	100,809

Total	$211,703

Brokered certificates of deposit totaling $58.6 million are included in the above totals. These brokered deposits were used to purchase specific securities and have not been used as a general funding or liquidity source of the Company.

KEY RATIOS

Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows, which amounts have been annualized, as indicated below, for the six months ended June 30, 2004:

Key Performance Indicators

	June 30, 2004	December 31, 2003
Return on Average Assets(1)	0.34%	0.14%
Return on Average Equity(1)	4.87%	2.25%
Dividend Payout ratio	38%	86%
Average Equity to Average Assets Ratio	6.90%	6.27%

(1)	Annualized for June 30, 2004.

NONINTEREST INCOME

The components of the Company’s noninterest income include service charges on deposit accounts, other fees and commissions, mortgage banking activities, gain on sale of securities and gain on sale of assets. Noninterest income as a percent of total revenue was 16.9% in the second quarter 2004 compared to 14.9% in 2003. Total noninterest income increased 15.8% to $4.2 million for the six month period ending June 30, 2004 compared to the same period in 2003. The largest component of the Company’s noninterest income is revenue generated on deposit accounts. Service charges on deposit accounts decreased $129,000 or 6.7% to $1.8 million during the six months ended June 30, 2004 compared to the same period in 2003. Revenue from mortgage banking activities totaled $461,000 a decline of $435,000 or 48.6% during the six months ended June 30, 2004 compared to the same period last year. This decline in activity is primarily due to the mortgage industry experiencing high levels of refinancing during 2003 due to low interest rates. Since the second half of 2003, mortgage activity has slowed significantly as interest rates have steadily risen. Other service charges, fees and commissions totaled $308,000 for the first half of 2004, a decrease of $203,000, or 39.7%. Profits from second quarter sale of securities increased from $81,000 to $532,000 as compared to the same period last year. Market conditions presented swap opportunities for profit taking while maintaining yield with limited extension risk. Management does not anticipate significant security sales during the remainder of 2004.

NONINTEREST EXPENSE

Noninterest expense consists primarily of salaries and employee benefits, occupancy expenses, furniture and equipment expenses, data processing expenses and other operating expenses. Total noninterest expense increased $433,000 or 3.2% to $14.0 million during the six months ended June 30, 2004 compared to the same period in 2003. Salaries and employee benefits make up the largest category in noninterest operating expenses. While these salary and employee benefit plan expenses decreased $3,000 or 0.04% for the six month period, the expenses increased $27,000 in the three month period due to the staffing of the downtown Franklin office opened in June 2004, the development of a large-scale competitive mortgage banking department and continued infrastructure changes designed to improve operational efficiencies through specialization, enhance operational controls and prepare for future growth. The Company believes that realization of cost savings from these efficiencies will be dependent upon effective implementation and may not be fully recognized until 2005. Expenses relating to foreclosed properties increased $95,000 for the first six months of 2004 to $452,000 as compared to the same period in 2003. Management believes it is likely this expense will increase as the Company continues to manage non-performing assets. Deposit insurance premiums increased by $107,000 from the same period last year. Efficiency ratios by time period are listed below.

Efficiency Ratio
Dollars in thousands

	For the Quarter Ending
	June 2004	March 2004	June 2003
Non Interest Expense	$7,206	$6,829	$6,834

Net Interest Income	6,190	6,730	6,373
Non Interest Income	2,416	1,777	1,976

Total Revenues	$8,606	$8,507	$8,349

Efficiency Ratio	83.7%	80.3%	81.9%

INCOME TAXES

Income tax expense for the first six months 2004 totaled $642,000 as compared to $40,000 for 2003. When measured as a percentage of income before taxes, the Company’s effective tax rate was 32.0% in 2004 as compared to 41.2% in 2003. Effective tax rates are lower than statutory rates due primarily to the interest from investment in tax exempt municipal bonds.

FINANCIAL CONDITION

Balance Sheet Summary

The Company’s total assets increased 0.7% to $839.2 million at June 30, 2004 from $833.3 million at December 31, 2003. There was a $23.3 million increase in the securities portfolio which includes a $3.6 million unrealized loss on the available for sale portfolio. The unrealized loss was a result of rising interest rates environment. The increased securities portfolio was offset by a $18.5 million decline in the loan portfolio.

Total liabilities increased $6.1 million, or 0.8%, to $784.7 million at June 30, 2004 compared to $778.6 million at December 31, 2003. Deposits, which are the Company’s primary source of funding growth, grew $17.3 million, or 2.6%, from December 31, 2003 to $688.9 million at June 30, 2004. Repurchase agreements declined $10.9 million from December 31, 2003. Outstanding Federal Home Loan Bank advances remained constant for the period at $51.9 million. As of June 30, 2004, the Company had approximately $13.5 million of available borrowings from the Federal Home Loan Bank.

Shareholders’ equity declined $207,000 to $54.5 million at June 30, 2004, down 0.38% from $54.7 million at year end 2003 largely due to unrealized losses on available for sale securities. Shareholders’ equity has risen 21.1% since June 30, 2003. See “Capital Position and Dividends” for further analysis.

Liquidity and Asset Management

The Company’s management seeks to maximize net interest income by managing the Company’s assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is the ability to maintain sufficient cash levels necessary to fund operations, meet the requirements of depositors and borrowers and fund attractive investment opportunities. Higher levels of liquidity bear corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets and higher interest expense involved in extending liability maturities. Liquid assets including cash, due from banks and federal funds sold totaled $34.8 million. In addition, the Company has $110.2 million in unpledged securities to secure additional borrowing capacity for liquidity needs.

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

The Company’s securities portfolio consists of earning assets that provide liquidity and/or interest income. For those securities classified as held-to-maturity the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $18.0 million mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company’s loan portfolio. At June 30, 2004, loans of approximately $41.1 million either will become due or will be subject to rate adjustments within twelve months. Continued emphasis will be placed on structuring adjustable rate loans.

As for liabilities, certificates of deposits of approximately $110.9 million will become due during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future. However, future decreases in rates could have a negative effect on total deposits.

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

Off Balance Sheet Arrangements

At June 30, 2004, the Company had unfunded loan commitments outstanding of $102.2 million and unfunded lines of credit and letters of credit of $3.2 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiaries have the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiaries could sell participations in these or other loans to correspondent banks.

Capital Position and Dividends

At June 30, 2004, total shareholders’ equity was $54.5 million or 6.5% of total assets. The decrease of $207,000 in shareholders’ equity during the six months ended June 30, 2004 results from a $2.4 million decrease in other comprehensive income, offset by exercise of stock options totaling $1.1 million, the Company’s net income of $1.4 million, and $204,000 in issuance of common stock through the Company’s Employee Stock Purchase Plan. Equity was further reduced by the declaration of dividends of $524,000.

The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary banks. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary banks have none, and a part of the allowance for loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary banks and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. Trust preferred securities are allowed to be counted in Tier I capital, subject to certain limitations. At June 30, 2004, the Company’s and its bank subsidiaries’ total risk-based capital ratio, Tier I risk-based capital ratio, and Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) were as follows:

CAPITAL STANDARDS
Dollars in thousands

	Required Minimum		Well Capitalized		Actual		Amount of
							Excess over
	Amount	Ratios	Amount	Ratios	Amount	Ratios	Well Capitalized
Tier I to average assets — leverage
Civitas BankGroup, Inc.	$32,449	4.00%	$40,561	5.00%	$67,108	8.27%	$26,547
Cumberland Bank	11,526	4.00%	14,407	5.00%	22,180	7.70%	7,773
Cumberland Bank South	11,221	4.00%	14,027	5.00%	20,615	7.35%	6,588
BankTennessee	7,503	4.00%	9,379	5.00%	14,585	7.78%	5,207
Bank of Dyer	1,693	4.00%	2,117	5.00%	3,255	7.69%	1,138
Bank of Mason	321	4.00%	402	5.00%	980	12.20%	578
Tier I to risk-weighted assets
Civitas BankGroup, Inc.	20,666	4.00%	30,998	6.00%	67,108	12.99%	36,110
Cumberland Bank	7,744	4.00%	11,615	6.00%	22,180	11.46%	10,565
Cumberland Bank South	6,688	4.00%	10,032	6.00%	20,615	12.33%	10,583
BankTennessee	5,022	4.00%	7,533	6.00%	14,585	11.62%	7,052
Bank of Dyer	832	4.00%	1,248	6.00%	3,255	15.65%	2,007
Bank of Mason	156	4.00%	234	6.00%	980	25.17%	746
Total capital to risk-weighted assets
Civitas BankGroup, Inc.	41,331	8.00%	51,664	10.00%	73,582	14.24%	21,918
Cumberland Bank	15,487	8.00%	19,359	10.00%	24,602	12.71%	5,243
Cumberland Bank South	13,376	8.00%	16,720	10.00%	22,709	13.58%	5,989
BankTennessee	10,044	8.00%	12,555	10.00%	16,162	12.87%	3,607
Bank of Dyer	1,663	8.00%	2,079	10.00%	3,518	16.92%	1,439
Bank of Mason	312	8.00%	389	10.00%	1,026	26.35%	637

The Company and its subsidiaries, Cumberland Bank, BankTennessee and Bank of Dyer, have agreed with or committed to bank regulatory officials to take various actions, including to reduce the level of criticized or non-performing loans, to improve loan underwriting, problem loan resolution and collection, and strategic and capital planning, to obtain prior regulatory approval before incurring additional holding company indebtedness, repurchasing shares, or paying dividends from certain subsidiary banks to the holding company or from the holding company to shareholders, and to maintain certain capital levels at subsidiary banks in excess of those required for well capitalized status. The most restrictive of these provisions would require the Company to maintain a Tier I leverage ratio of at least 7.0% at BankTennessee, Bank of Dyer and Cumberland Bank. The Company and its subsidiaries believe they were in compliance in all material respects with these agreements at June 30, 2004. The Company and its subsidiaries intend to continue to comply with these agreements, and the Company received approval to pay dividends for the first and second quarters of 2004. The Company believes that the earnings from operations and available funds will be sufficient to allow the Company to meet all these commitments and the requirements for well-capitalized status through the end of 2004. However, the Company’s regulators have considerable discretion in determining whether to grant required approvals, and no assurance can be given that such approvals will be forthcoming.

The Company has also been in discussions with representatives of the Department of Financial Institutions of the State of Tennessee concerning the results of their most recent examination of BankTennessee. These officials have advised the Company that BankTennessee will be placed under a formal agreement or order with the State of Tennessee and the Federal Reserve Bank of St. Louis as a result of the asset quality problems at BankTennessee. At this time, the Company has not received a draft of the proposed formal agreement or order.

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

Management believes there has been no significant changes in market risk as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

The Company expects that as a result of the matters currently under investigation, as described in Item 2, there may be significant deficiencies or material weaknesses in its internal control over financial reporting that may require changes to such controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

As discussed in Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Company’s ability to pay dividends is subject to its receipt of prior approval by bank regulatory officials.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on May 20, 2004. At the meeting the following matters were considered:

1.	Amending the Company’s Amended and Restated Charter and Amended and Restated Bylaws to eliminate the staggered-term structure of the Board of Directors;

Votes in Favor	Votes Against	Abstentions	Broker Non-Votes
14,597,511	83,924	485,430	732

2.	Amending the Company’s Amended and Restated Charter to increase the number of authorized shares of the Company’s common stock from twenty million (20,000,000) shares to forty million (40,000,000) shares; and

Votes in Favor	Votes Against	Abstentions	Broker Non-Votes
14,585,416	93,771	403,752	732

3.	Electing fourteen (14) directors to hold office until the next annual meeting of the Company’s shareholders and until their successors are duly elected and have been qualified if the amendment to eliminate the staggered-term structure of the Board of Directors is approved or to elect five (5) directors to serve for a three-year term ending at the 2007 annual meeting of shareholders and until their successors are duly elected and have been qualified if the amendment to eliminate the staggered-term structure of the Board of Directors is not approved.

Director	Votes in Favor	Votes Withheld
Ronald Gibson	14,673,825	408,713
Richard Herrington	14,673,605	408,933
Danny Herron	14,674,805	407,733
Frank Inman, Jr.	14,673,605	408,933
Tom Paschal	14,672,711	409,827
Joel Porter	14,673,825	408,713
Tom Price	14,673,596	408,942
Paul Pratt, Sr.	14,673,825	408,713
Alex Richmond	14,675,025	407,513
James Rout	14,659,325	423,213
John Shepherd	14,673,825	408,713
R. Todd Vanderpool	14,675,025	407,513
William Wallace	14,674,225	408,313
John S. Wilder, Sr.	14,664,727	417,811

     Because the amendment to eliminate the staggered-term structure of the Company’s Board of Directors was approved, the above directors were elected to serve until the next annual meeting of the Company’s shareholders and until their successors are duly elected and have been qualified.

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

(b) The following reports on Form 8-K have been filed during the quarter for which this report is filed:

               On April 29, 2004, the Company furnished a Current Report on form 8-K pursuant to Item 9 and Item 12 announcing the Company’s results of operations for the quarter ended March 31, 2004. Notwithstanding the foregoing, information furnished under Item 9 or Item 12 of form 8-K, including the related exhibits, shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIVITAS BANKGROUP, INC. (Registrant)
DATE:	08/23/04	/s/ Richard Herrington Richard Herrington, President and Chief Executive Officer
DATE:	08/23/04	/s/ Andy LoCascio Andy LoCascio, Chief Financial Officer (Principal Accounting and Financial Officer)