Form 10-Q
period 2004-09-30
CIVITAS BANKGROUP INC
filed 2004-11-15
CIK 1092099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Common stock outstanding: 17,519,522 shares at October 31, 2004.

CIVITAS BANKGROUP, INC.

CIVITAS BANKGROUP, INC.

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
Dollars in thousands

	September 30,	December 31,
	2004	2003
	Unaudited
Assets:
Cash and due from banks	$25,994	$19,977
Federal funds sold	9,291	15,081

Cash and cash equivalents	35,285	35,058
Interest-bearing deposits in financial institutions	3,671	4,046
Securities available for sale, at fair value	157,383	140,844
Securities, held to maturity, fair value $79,823 at September 30, 2004 and $62,984 at December 31, 2003	78,881	62,527
Loans	567,601	550,565
Allowance for loan losses	(7,779)	(8,414)

Loans, net	559,822	542,151
Premises and equipment	22,386	22,280
Restricted equity securities	5,770	5,478
Other real estate owned	4,380	3,793
Investment in unconsolidated affiliates	7,168	6,977
Goodwill	1,596	1,596
Other assets	8,414	8,570

Total assets	$884,756	$833,320

Liabilities and Shareholders’ Equity:
Deposits
Noninterest-bearing	$80,082	$68,032
Interest-bearing	654,190	603,604

Total deposits	734,272	671,636
Notes payable	4,600	4,700
Federal funds purchased and securities sold under repurchase agreements	20,211	33,886
Advances from Federal Home Loan Bank	51,852	51,852
Subordinated debentures	12,000	12,000
Other liabilities and accrued expenses	5,048	4,505

Total liabilities	827,983	778,579

Common stock, $0.50 par value, authorized 40,000,000 shares; shares issued 17,507,326 at September 30, 2004 and 17,135,056 at December 31, 2003	8,754	8,568
Additional paid-in capital	37,158	35,930
Retained earnings	10,973	9,877
Accumulated other comprehensive income	(112)	366

Total shareholders’ equity	56,773	54,741

Total liabilities and shareholders’ equity	$884,756	$833,320

See accompanying notes to unaudited consolidated financial statements.

CIVITAS BANKGROUP, INC.

CONSOLIDATED STATEMENTS OF EARNINGS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
Dollars in thousands

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2004	2003	2004	2003
	Unaudited	Unaudited	Unaudited	Unaudited
Interest income
Loans, including fees	$8,266	$8,689	$24,569	$26,882
Securities	2,455	1,160	6,545	3,416
Deposits in financial institutions	14	22	45	72
Federal funds sold	65	16	107	52
Restricted equity securities dividends	60	52	179	160

Total interest income	10,860	9,939	31,445	30,582
Interest expense
Time deposits of $100,000 or more	1,557	1,275	4,254	3,501
Other Deposits	1,847	1,756	5,009	5,831
Federal funds purchased and securities sold under repurchase agreements	63	38	164	72
Advances from Federal Home Loan Bank	636	630	1,893	1,883
Subordinated debentures	143	157	423	446
Notes payable	94	113	262	317

Total interest expense	4,340	3,969	12,005	12,050
Net interest income	6,520	5,970	19,440	18,532
Provision for loan losses	577	583	1,646	3,065

Net interest income after provision for loan losses	5,943	5,387	17,794	15,467
Other income
Service charges on deposit accounts	832	978	2,610	2,894
Other service charges, commissions and fees	243	402	551	1,068
Mortgage banking activities	303	493	764	1,389
Net gain on securities transactions	48	191	580	251
Net gain (loss) on sale of other real estate	12	(39)	78	(137)
Fraud recovery	126	0	431	0
Other noninterest income	257	135	1,000	317

Total other income	1,821	2,160	6,014	5,782

See accompanying notes to unaudited consolidated financial statements.

CIVITAS BANKGROUP, INC.
CONSOLIDATED STATEMENTS OF EARNINGS (continued)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
Dollars in thousands except per share amounts

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	September 30,		September 30,
	2004	2003	2004	2003
	Unaudited	Unaudited	Unaudited	Unaudited
Other expenses
Salaries and employee benefits	3,665	3,628	10,680	10,646
Occupancy expense	1,041	934	2,986	2,713
Other real estate expense	420	172	872	529
Data processing	382	353	1,201	1,153
Communications	127	138	417	451
Deposit insurance premiums	119	70	365	209
Fraud loss	126	0	431	0
Other operating expenses	1,615	1,803	4,578	5,002

Total other expenses	7,495	7,098	21,530	20,703

Income before income taxes	269	449	2,278	546
Income tax expense	16	141	658	181

Net earnings	$253	$308	$1,620	$365

Other Comprehensive income	1,915	(336)	(478)	(526)

Total Comprehensive income	$2,168	$(28)	$1,142	$(161)

Net earnings per share – basic	$0.01	$0.02	$0.09	$0.02
Net earnings per share – diluted	$0.01	$0.02	$0.09	$0.02
Weighted average shares outstanding – basic	17,503,821	16,465,047	17,430,721	15,757,577
Weighted average shares outstanding – diluted	17,693,698	16,635,119	17,541,494	15,932,177

See accompanying notes to unaudited consolidated financial statements.

CIVITAS BANKGROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)
Dollars in thousands except share amounts

					Accumulated
	Common Stock		Additional Paid-in	Retained	Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2002	15,382,626	$7,691	$27,504	$9,749	$529	$45,473
Exercise of stock options	84,280	42	192	—	—	234
Issuance of common stock	1,613,922	807	8,098	—	—	8,905
Dividends of $0.045 per share	—	—	—	(716)	—	(716)
Net earnings	—	—	—	365	—	365
Other Comprehensive Income
Change in unrealized gain (loss) on securities available for sale	—	—	—	—	(275)	(275)
Less: adjustment for realized gains included in net income	—	—	—	—	(251)	(251)

Total Comprehensive Income (loss)						(161)

Balance, September 30, 2003	17,080,828	$8,540	$35,794	$9,398	$3	$53,735
Balance, December 31, 2003	17,135,056	$8,568	$35,930	$9,877	$366	$54,741
Exercise of stock options	331,425	166	977	—	—	1,143
Issuance of common stock	40,845	20	251	—	—	271
Dividends $0.03 per share	—	—	—	(524)	—	(524)
Comprehensive Income:
Net earnings	—	—	—	1,620	—	1,620
Other Comprehensive Income
Change in unrealized gain (loss) on securities available for sale	—	—	—	—	(838)	(838)
Less: adjustment for realized gains included in net income	—	—	—	—	360	360

Total Comprehensive Income (loss)						1,142

Balance, September 30, 2004	17,507,326	$8,754	$37,158	$10,973	$(112)	$56,773

See accompanying notes to unaudited consolidated financial statements.

CIVITAS BANKGROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
Dollars in thousands

	NINE MONTHS ENDED
	September 30,
	2004	2003
	Unaudited	Unaudited
Cash flows from operating activities:
Net income	$1,620	$365
Adjustments to reconcile net income to cash from operating activities:
Provision for loan losses	1,646	3,065
Depreciation and amortization	819	1,312
Operations of unconsolidated affiliates	(528)	213
Origination of mortgage loans held for sale	(31,598)	(52,975)
Proceeds from sale of mortgage loans held for sale	29,401	55,311
Federal Home Loan Bank stock dividend	(130)	0
Net (gain) on securities transactions	(580)	(251)
Net (gain)/loss on sale of other real estate	(78)	134
Net change in accrued interest receivable	(94)	15
Net change in accrued interest payable and other liabilities	543	(545)
Other, net	(27)	826

Total adjustments	(626)	7,105

Net cash provided by operating activities	994	7,470

Cash flows from investing activities:
Net change in interest-bearing deposits in financial institutions	375	(1,519)
Purchases of securities available for sale	(130,157)	(102,498)
Proceeds from maturities redemptions, and sales of securities available for sale	113,162	60,250
Purchases of securities held to maturity	(26,975)	(65,887)
Proceeds from maturities, redemptions, and sales of securities held to maturity	10,465	15,935
Net change in loans	(21,678)	(35,995)
Investment in unconsolidated affiliates	(253)	(851)
Purchases of property, equipment and leasehold improvements	(1,510)	(507)
Proceeds from sale of other real estate owned	6,053	4,616

Net cash provided (used) by investing activities	(50,518)	(126,456)

Cash flows from financing activities:
Net change in deposits	62,636	92,644
Increase (decrease) in federal funds purchased	(1,000)	1,000
Change in securities sold under agreements for repurchase	(12,675)	18,830
Repayments of notes payable	(100)	1,000
Dividends paid	(524)	(750)
Repurchase and retirement of common stock	0	(716)
Proceeds from issuance of common stock	1,414	9,139

Net cash provided by financing activities	49,751	121,147

Net change in cash and cash equivalents	227	2,161
Cash and cash equivalents at beginning of period	35,058	41,906

Cash and cash equivalents at end of period	$35,285	$44,067

See accompanying notes to unaudited consolidated financial statements.

CIVITAS BANKGROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(Unaudited)

Note 1. Basis of Presentation

The unaudited consolidated financial statements as of September 30, 2004 and for the nine month periods ended September 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”), in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the 2003 consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K.

Note 2. Earnings per Share of Common Stock

Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Stock options are regarded as potential common shares to the extent that the exercise price for the option is less than the fair market value of our common stock. For the three months ended September 30, 2004 the Company included 189,877 shares of common stock issuable upon exercise of stock options in the diluted EPS calculation and 110,773 shares of common stock issuable upon exercise of stock options in the calculation for the nine months ended September 30, 2004.

Note 3. Stock Compensation

Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at grant date. The following table illustrates the effect on net income and earning per share for the nine months ended September 30, 2004 and 2003 if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	September 30, 2004	September 30, 2003
Net income as reported	$1,620	$365
Less stock-based compensation expense under fair value based method	(118)	(73)

Pro forma net income	$1,502	$292
Basic earnings per share as reported	.09	.02
Pro forma basic earnings per share	.09	.02
Diluted earnings per share as reported	.09	.02
Pro forma earnings per share	.09	.02

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

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to: (i) increased competition with other financial institutions; (ii) lack of sustained growth in the economy in the Company’s market area; (iii) rapid fluctuations in interest rates; (iv) significant downturns in the businesses of one or more large customers; (v) risks inherent in originating loans, including prepayment risks; (vi) the fluctuations in collateral values, the rate of loan charge-offs and the level for the provision for loan losses; (vii) changes in the legislative and regulatory environment; (viii) the ability to successfully complete the disposition of the Bank of Mason and certain assets of the Bank of Dyer; and (ix) loss of key personnel. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions and other important factors that could cause actual results to differ materially from those projected in forward-looking statements.

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

COMPANY OVERVIEW

General. Civitas BankGroup, Inc. is a Tennessee registered bank holding company headquartered in Franklin, Tennessee with $884.8 million in total assets at September 30, 2004. We provide banking and other financial services through the following four (4) bank subsidiaries in eleven (11) markets throughout Middle and West Tennessee:

		Assets as of
Institution Name	Principal Markets	September 30, 2004
Cumberland Bank	Metropolitan Nashville, Tennessee	$644,766
BankTennessee	Metropolitan Memphis, Tennessee	193,145
Bank of Dyer	Gibson County, Tennessee	39,390
Bank of Mason	Tipton County, Tennessee	7,418

On July 29, 2004, the Company announced that it had entered into an agreement with the Farmers and Merchants Bank of Dyer pursuant to which the Company would sell certain assets and Farmers and Merchants Bank of Dyer would assume certain liabilities of the Company’s Bank of Dyer bank subsidiary. The transaction is subject to the receipt of regulatory approval and the satisfaction of other customary conditions. The Company expects the transaction to close during the fourth quarter of 2004.

On August 24, 2004, the Company entered into an agreement to sell the Bank of Mason to a group of investors. Pursuant to the terms of the purchase agreement, the investors will purchase all of the outstanding shares of stock in the Bank of Mason from the Company. Consummation of this transaction is subject to receipt of regulatory approval and the satisfaction of certain customary closing conditions. The Company expects this transaction to close prior the December 31, 2004.

Joint Ventures. The Company owns a 50% interest in both The Murray Banc Holding Company, LLC in Murray, Kentucky and Insurors Bank of Tennessee, headquartered in Nashville, Tennessee. Only the Company’s initial investment, adjusted for the pro rata share of operating results of each entity, is included in the consolidated financial statements. The Company’s portion of earnings is recorded in other noninterest income. The Murray Banc Holding Company is a joint venture with BancKentucky, a Kentucky savings and loan holding company. The Murray Banc Holding Company is a single bank holding company owning 100% of The Murray Bank which opened in 1999. The Murray Banc Holding Company had $146.1 million in total assets at September 30, 2004 and for the nine months ended September 30, 2004 contributed income of $351,000 to the Company. The Company also owns 50% of Insurors Bank, which opened November 2000 and had $61.6 million in assets at September 30, 2004. The remaining ownership interest in Insurors Bank is owned by InsCorp, a Tennessee corporation owned predominately by Tennessee insurance agents. Year to date, Insurors Bank has contributed $128,000 of income to the Company.

Description of Business. Our principal operations include traditional banking services incorporating commercial and residential real estate lending, commercial business lending, consumer lending, construction lending and other financial services, including depository services. Net interest income is our principal source of earnings. We serve both metropolitan and rural areas, targeting local consumers, professionals and small businesses.

PERFORMANCE OVERVIEW

General. Set forth below are significant items that occurred during the nine months ended September 30, 2004:

•	Net income for the nine months ended September 30, 2004, totaled $1.6 million compared to $365,000 for the same period for 2003, a 338.4% increase. For the three month period ended September 30, 2004, net income totaled $253,000 compared to $308,000 for the same period for 2003.

•	Assets increased from $833.3 million at December 31, 2003, to $884.8 million at September 30, 2004, a $51.5 million or 6.2% increase.

•	Loans increased to $567.6 million, up 3.1% from $550.6 million at year end 2003 and up 2.9% from September 30, 2003.

•	Nonperforming assets were $19.0 million at September 30, 2004, up 17.5% from December 31, 2003 but down 4.3% from September 30, 2003.

•	Deposits totaled $734.3 million, up 9.3% from $671.6 million at year end 2003 and 7.1% over September 30, 2003.

•	Cumberland Bank opened a new branch in downtown Franklin, Tennessee and prepared to open a new branch in Spring Hill, Tennessee. Both of these branches are located in Williamson County communities.

•	The merger of two of the Company’s bank subsidiaries, Cumberland Bank and Cumberland Bank South, both of which serve the greater Nashville market, closed on September 1, 2004.

•	The Company announced the sale of certain assets of its Bank of Dyer subsidiary. The transaction is anticipated to close during the fourth quarter of 2004.

•	The Company announced the sale of its Bank of Mason subsidiary. The transaction is anticipated to close during the fourth quarter of 2004.

During a routine internal audit review conducted during August 2004, the Company discovered that its Investment Officer, the son of the Company’s President and Chief Executive Officer, had engaged in apparently fraudulent transactions for which he has been terminated. The Company’s audit committee, along with the Company’s independent auditors, subsequently commenced an investigation into these transactions, which involved less than $500,000. As a result of the investigation, the Company has recorded fraud loss expense totaling $431,000 for the nine months ended September 30, 2004 which amount was offset by income from fraud recovery totaling $431,000 for the same period. This recovery was the result of the Company’s receipt from its President and Chief Executive Officer of a written guarantee of payment of any losses suffered by the Company as a result of these transactions which are not otherwise paid by the Company’s former Investment Officer. In September 2004, the Company received payment of $431,000 from the Company’s former Investment Officer.

EARNINGS HIGHLIGHTS—THIRD QUARTER RESULTS

During the quarter ended September 30, 2004, the Company’s management continued to address improvements in the Company’s performance. Management’s primary short-term objectives continue to be the resolution of problem assets, the creation of operating efficiencies and building for future growth. The ongoing evaluation of its operations and related operational improvements includes the continued centralization of certain backroom operations, reduction of duplicate operational processes and consideration of the disposal of underperforming branches or subsidiaries in markets offering limited growth potential.

Net Income. The Company recorded net income for the third quarter of 2004 of $253,000 compared with net income of $308,000 in the third quarter of 2003. Diluted earnings per share for the third quarter of 2004 were $0.01 as compared $0.02 for third quarter 2003.

Key performance indicators for the third quarter of 2004 showed annualized return on average assets (ROA) of 0.12% compared to 0.15% in the comparable period of 2003. The annualized return on average shareholders’ equity (ROE) for the third quarter of 2004 was 1.85% compared to 2.43% for the third quarter of 2003.

Net Interest Income. Net interest income for the third quarter of 2004, increased $550,000 or 9.2% as compared to the third quarter of 2003. This increase is primarily attributable to a 3 basis point increase in net interest margin principally due to an 8.3% increase in average earning assets and increases in short-term interest rates by the Federal Reserve Board beginning in the quarter ended September 30, 2004. The changes in net interest income and net interest margin for the three months ended September 30, 2004 as compared to the same period in 2003 were primarily the result of the following:

Rate:

•	The yield on average earning assets increased 5 basis points to 5.37% while the cost of deposits and other borrowed funds increased 2 basis points to 2.14% for third quarter of 2004.

•	The yield on loans dropped 25 basis points as compared to 2003.

•	Investment security yield increased 156 basis points over the 2003 period levels to 4.30%.

Volume:

•	Total average earning assets increased $61.3 million, or 8.3%, with the significant amount of this increase being in the Company’s average securities portfolio, which increased by $58.8 million or 35.1%.

•	Average loans for the third quarter of 2004 decreased $4.8 million, or 0.9%, as compared to the third quarter of 2003.

•	Average Federal Funds sold increased $10.9 million or 159.0%.

•	Average deposits and borrowed funds increased $62.2 million, or 8.4%, as compared to the third quarter of 2003. Average interest-bearing deposits increased $51.0 million while repurchase agreements increased $4.4 million or 27.4%.

•	Average borrowed funds declined $781,000 due to payments made on notes payable.

Net Interest Margin. Net interest margin for the third quarter of 2004 increased 3 basis points to 3.22% from 3.19% in the third quarter of 2003. A greater percentage of new loan originations are short-term real estate loans compared to our existing loan portfolio. Likewise, these loans are funded with short-term deposits. Any new loan production the Company has experienced has been offset by a concentrated effort to remove underperforming and less desirable risk characteristic loans from the portfolio. The resulting effect is a slight decline in average loan balances. Management expects its average loan balances to increase throughout the remainder of 2004 as the Company opens two new branches, takes advantage of recent bank mergers in its markets, and refocuses on managed growth.

The Company increased the volume of its securities portfolio by $58.8 million as a result of a $59.6 million or 9.1% increase in deposit growth. Deposit growth primarily stemmed from the opening of our downtown Franklin office which benefited from the hiring of key personnel from a Williamson County community bank, which was recently merged with a larger regional bank.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities and net interest margin for the three months ended September 30, 2004 and 2003:

Average Balances Sheet
(Dollars in thousands, except yields and rates)

	Three Months Ending			Three Months Ending
	09/30/04			09/30/03
	Average		Revenue/	Average		Revenue/
	Balance	Yield	Expense	Balance	Yield	Expense
Loans [1,2]	$550,215	5.96%	$8,266	$555,019	6.21%	$8,689
Securities [3]	226,451	4.30%	2,455	167,676	2.74%	1,160
Federal funds sold	17,836	1.45%	65	6,887	0.92%	16
Restricted equity securities	5,721	4.16%	60	5,269	3.92%	52
Interest-bearing deposits in banks	2,565	2.17%	14	6,659	1.31%	22

Total earning assets	802,788	5.37%	10,860	741,510	5.32%	9,939
Cash and due from banks	21,953			19,124
Allowance for loan losses	(7,704)			(8,572)
Other assets	45,668			45,516

Total assets	$862,704			$797,578

Deposits	$714,739	1.89%	3,404	$655,144	1.84%	3,031
Repurchase Agreements	20,678	1.21%	63	16,236	0.86%	35
Fed Funds purchased	0	0.00%	0	1,050	1.13%	3
Subordinated Debentures	12,000	4.73%	143	12,000	5.19%	157
Borrowed funds	56,468	5.13%	730	57,249	5.15%	743

Total deposits and borrowed funds	803,885	2.14%	4,340	741,679	2.12%	3,969

Other liabilities	4,220			5,148
Shareholders’ equity	54,598			50,751

Total liabilities and shareholders’ equity	$862,704			$797,578

Net interest income			$6,520			$5,970

Net interest margin		3.22%			3.19%

1. Interest income includes loan fees.

2. Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

3. No taxable equivalent adjustments have been made since the effect is insignificant.

EARNINGS HIGHLIGHTS—NINE MONTHS RESULTS

Net Income. The Company recorded net income for the first nine months of 2004 of $1.6 million compared with net income of $365,000 in the first nine months of 2003. Diluted earnings per share for the first nine months of 2004 were $0.09 as compared to diluted earnings per share of $0.02 for the same period in 2003.

Key performance indicators for the first nine months of 2004 showed annualized return on average assets (ROA) of 0.26% compared to a ROA of 0.06% for the same period in 2003. The annualized return on average shareholders’ equity (ROE) for the first nine months of 2004 was 3.87% compared to a ROE of 1.03% for the first nine months of 2003.

Net Interest Income. Net interest income increased $908,000 or 4.9% for the first nine months of 2004, over the same period in 2003. This increase is attributable to a $71.5 million or 10.1% increase in average earning assets, comprised primarily of a $62.9 million increase in investment securities. This significant increase in securities along with a 57 basis point decrease in loan yield resulted in a 16 basis point decrease in the net interest margin to 3.33%. The changes in net interest income and net interest margin for the nine months ended September 30, 2004 as compared to the same period in 2003 were primarily the result of the following:

Rate:

•	The yield on average earning assets decreased 38 basis points to 5.38% while the cost of deposits and other borrowed funds decreased 18 basis points to 2.07% for the first nine months of 2004 compared to the same period of 2003.

•	The yield on loans dropped 57 basis points as compared to 2003.

Volume:

•	Total average earning assets increased $71.5 million, or 10.1%, as compared to 2003, with a significant amount of this increase being in the Company’s securities portfolio which increased by $62.9 million or 44.0%.

•	Average loans for the first nine months of 2003 increased $1.2 million, or 0.2%, as compared to the first nine months of 2003.

•	Average Federal Funds sold increased $5.4 million due to growth in the deposit liabilities.

•	Average deposits and borrowed funds increased $59.0 million, or 8.3%, as compared to the first nine months of 2003. Average interest-bearing deposits increased $38.2 million.

Net Interest Margin. The $62.9 million increase in the investment portfolio was primarily funded by the increase of $59.8 million in deposits and repurchase agreements. Due to a smaller spread realized when investing in securities as compared to loans, the Company’s net interest margin experienced some compression. In addition, 12.9% of the investment portfolio consists of tax-exempt municipal securities. The tax equivalent yield/income is not included in this analysis.

Additionally, interest income continues to be adversely impacted by the level of nonperforming assets, which totaled $19.0 million at September 30, 2004, a $2.8 million increase since December 31, 2003. This increase was the result of the Company’s continued efforts to identify problem assets. Had such loans been performing, interest income for the first nine months ended September 30, 2004 would have increased by $376,000.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-

earning assets and total interest-bearing liabilities and net interest margin for the nine months ended September 30, 2004 and 2003:

Average Balances Sheet
(Dollars in thousands, except yields and rates)

	Nine Months Ending			Nine Months Ending
	09/30/04			09/30/03
	Average		Revenue/	Average		Revenue/
	Balance	Yield	Expense	Balance	Yield	Expense
Loans [1,2]	$548,388	5.97%	$24,569	$547,164	6.54%	$26,882
Securities [3]	206,048	4.23%	6,545	143,111	3.18%	3,416
Federal funds sold	12,065	1.18%	107	6,641	1.04%	52
Restricted equity securities	5,616	4.25%	179	5,147	4.14%	160
Interest-bearing deposits in banks	6,659	0.90%	45	5,219	1.84%	72

Total earning assets	778,775	5.38%	31,445	707,282	5.76%	30,582
Cash and due from banks	18,829			18,861
Allowance for loan losses	(8,097)			(8,532)
Other assets	40,934			47,529

Total assets	$830,441			$765,140

Deposits	$679,567	1.82%	9,263	$633,198	1.96%	9,332
Repurchase Agreements	22,083	0.97%	161	8,642	0.99%	64
Fed Funds purchased	1,003	0.40%	3	995	1.07%	8
Subordinated Debentures	12,000	4.70%	423	12,000	4.95%	446
Borrowed funds	56,507	5.08%	2,155	57,300	5.11%	2,200

Total deposits and borrowed funds	771,160	2.07%	12,005	712,135	2.25%	12,050

Other liabilities	3,649			5,789
Shareholders’ equity	55,632			47,216

Total liabilities and shareholders’ equity	$830,441			$765,140

Net interest income			$19,440			$18,532

Net interest margin		3.33%			3.49%

[1] Interest income includes loan fees.

[2] Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

[3] No taxable equivalent adjustments have been made since the effect is insignificant.

INVESTMENT PORTFOLIO

General. The Company invests primarily in obligations of the United States, obligations of states, counties, and municipalities and mortgage-backed securities. The following table presents, for the periods indicated, the carrying amount of our securities portfolio segregated into available for sale, or AFS, and held to maturity, or HTM, categories:

Composition of Investment Portfolio
Dollars in thousands

	September 30,	December 31,
	2004	2003
Available for Sale
U.S. Government Agencies	$24,005	$10,116
Obligations of States, Counties, Municipals	4,328	1,496
Mortgage-backed	127,453	127,641
Marketable Equity Securities	1,097	1,091
Other Debt Securities	500	500

Total Available for Sale	157,383	140,844
Held to Maturity
U.S. Government Agencies	1,240	1,139
Obligations of States, Counties, Municipals	26,124	17,748
Mortgage-backed	48,588	40,729
Other Debt Securities	2,929	2,911

Total Held to Maturity	78,881	62,527

Total Securities	$236,264	$203,371

The following table indicates the maturities of securities at September 30, 2004 at the carrying amount and the weighted average yields of such securities:

Maturity of Investment Portfolio
Dollars in thousands

	AFS		HTM
	Amount	Yield	Amount	Yield
U.S. Treasuries and Agencies
Under 1 year	$15,961	1.62%	$0	0.00%
1 – 5 years	6,490	2.17%	935	4.06%
5 – 10 years	1,446	4.45%	299	4.65%
Over 10 years	108	5.00%	6	2.40%

Total U.S. Treasuries and Agencies	24,005	1.96%	1,240	4.21%
State and Political Subdivisions
Under 1 year	0	0.00%	100	3.68%
1 – 5 years	0	0.00%	957	4.01%
5 – 10 years	1,220	3.01%	2,278	3.68%
Over 10 years	3,108	3.78%	22,789	4.20%

Total State and Political Subdivisions	4,328	3.56%	26,124	4.14%
Mortgage-backed	127,453	4.54%	48,588	4.54%
Other Securities
Under 1 year	0	0.00%	0	0.00%
1 – 5 years	0	0.00%	1,007	5.44%
5 – 10 years	0	0.00%	0	0.00%
Over 10 years	1,597	9.66%	1,922	9.32%

Total Other Securities	1,597	9.66%	2,929	7.99%

Total Securities	$157,383	4.15%	$78,881	4.53%

NOTE: Mutual funds are included in other securities AFS over 10 years

LOANS

General. Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. The following table indicates loans outstanding net of unearned income and deferred fees, as of the dates indicated. The segregation used in compiling the following information is based on the collateral of the loan rather than the source of loan payments and is consistent with the method followed for regulatory reporting.

Composition of Loan Portfolio
Dollars in thousands

	September 30,	December 31,
	2004	2003
Real Estate — Mortgage	$153,626	$157,559
Real Estate — Construction	107,259	83,263
Real Estate – Commercial	122,651	105,227
Real Estate – Other	4,923	4,684
Commercial	142,612	154,455
Consumer	28,459	39,296
Other	8,071	6,081

Total Loans	$567,601	$550,565

Totals loans grew $17.0 million since December 31, 2003 even though the Company experienced runoff of loans that do not meet the risk characteristics targeted by management. Additionally the Company’s loan volume increase was partially offset by foreclosed properties of $7.8 million, net charge-offs totaling $2.3 million and $2.6 million in loans sold in connection with the Company’s sale of one of its Bank of Dyer branches.

Management is placing greater emphasis on short-term real estate lending such as construction, acquisition and development, and commercial real estate loans. The Company has established internal targets for real estate secured loans at 75% of total loans, with an emphasis on variable interest rate loans or loans with maturities under five years if at fixed rates.

Provision and Allowance for Loan Losses. The Company has placed a greater emphasis on identifying at-risk borrowers as our banks have experienced a higher than normal amount of borrower bankruptcies which account for a large portion of our loan charge-offs. Additionally, deteriorating economic conditions in some of the markets we serve have resulted in some of our commercial and consumer borrowers experiencing financial difficulty and in some cases the inability to pay their obligations to us. The provision for loan losses is based on past loan experience and other factors, which in management’s judgment deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, trends in past due loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay their obligations to the company. Management has in place a risk rating system designed for monitoring its loan portfolio in an effort to identify potential problem loans. Additional provisions will likely be appropriate as a result of ongoing efforts to better assess problem loans. Until the Company can achieve significant reductions in problem assets, it is likely that loan charge-offs will continue to be incurred, resulting in additional provisions for loan losses, which will negatively impact future earnings.

Loan delinquencies were 3.5% of the total loan portfolio on September 30, 2004, 3.7% on September 30, 2003 and 3.2% at December 31, 2003. Provision expense equaled $577,000 and $583,000 for the three months ended September 30, 2004 and 2003 respectively. The decline in the allowance for loan losses as a percentage of total loans outstanding since September 30, 2003 reflects loan charge-offs taken against specific allocated reserves. A summary of loan loss experience during the three-month and nine-month periods ended September 30, 2004 and 2003 is provided below. Non-performing assets to total loans were 3.4% at September 30, 2004 as compared to 3.6% at September 30, 2003. The following is the activity in the allowance for loan losses:

Summary of Allowance for Loan Losses
Dollars in Thousands

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Allowance for loan losses — beginning balance	$7,794	$8,623	$8,414	$9,062
Charge-offs	654	1,033	2,741	4,378
Recoveries	62	229	460	653

Net charge-offs	592	804	2,281	3,725
Provision for loan losses	577	583	1,646	3,065

Allowance for loan losses — ending balance	$7,779	$8,402	$7,779	$8,402
Loans outstanding at end of period	$567,601	$551,727	$567,601	$551,727
Average loans outstanding during period	$550,215	$555,019	$548,388	$547,164
Allowance for loan losses as a percentage of loans outstanding at end of period	1.37%	1.52%	1.37%	1.52%
Ratio of net charge-offs during period to average loans outstanding	.43%	.58%	.55%	.91%

Nonperforming Assets. For financial statement purposes, nonaccrual loans are included in loans outstanding, whereas repossessions and other real estate are included in other assets. Net credit losses include net charge-offs on loans and valuation adjustments.

The following is a summary of nonperforming assets as of September 30, 2004, December 31, 2003 and September 30, 2003:

Summary of Nonperforming Loans
Dollars in thousands

	September	December	September
	2004	2003	2003
Non-accrual loans	$14,407	$12,362	$13,703
Other real estate owned	4,380	3,793	6,010
Loans past due 90 days or more still accruing	227	0	121

Total nonperforming loans and OREO	19,014	16,155	19,834
Repossessions	35	57	63

Total nonperforming assets	$19,049	$16,212	$19,897

The increase in nonperforming assets during the nine months ended September 30, 2004 was due primarily to loans becoming 90 days or more past due, bankruptcy filings, and management’s continued efforts in identifying problem credits. It is anticipated that the level of nonperforming loans will gradually improve as management resolves problem loans.

Supplemental Loan Information as of September 30, 2004
Dollars in thousands

				Other real	Year-to-
				estate owned	date net	Allocation
	Loans	% of Total	Nonaccrual	and	charge-	of
	outstanding	Loans	loans	repossessions	offs	allowance
Real Estate — Mortgage	$153,626	27%	$4,763	$3,774	$858	$1,996
Real Estate — Construction	107,259	19%	767	348	139	368
Real Estate – Commercial	122,651	22%	3,426	223	250	1,882
Real Estate – Other	4,923	1%	151	0	22	25
Commercial	142,612	25%	4,477	0	682	1,739
Consumer	28,459	5%	790	35	339	1,033
Other	8,071	1%	33	0	(9)	58
Unallocated	—	—	—	—	—	678

Total Loans	$567,601	100%	$14,407	$4,380	$2,281	$7,779

In addition to the nonaccrual loans, management has internally identified an additional $20.7 million in loans as potential problem credits. These loans are performing loans but are classified due to payment history, decline in the borrower’s financial position or decline in collateral value. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Loans classified as doubtful have all the weaknesses inherent in one classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. The following table shows the amount in each classification.

Summary of Performing
Classified Loans
As of September 30, 2004
Dollars in thousands

Substandard	$20,334
Doubtful	405
Loss	0

Total	$20,739

Management believes the balance of the allowance for loan losses to be adequate as of September 30, 2004 based on its internal evaluation of the allowance for loan losses and loan portfolio. Quarterly, the allowance for loan losses is evaluated under the provision of SFAS 114 and 118. Under these guidelines, specific reserves are allocated for loans considered impaired. A general reserve is also maintained for the Company’s homogenous loans. The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Although management believes the allowance for loan losses at September 30, 2004 to be adequate, further deterioration in problem credits, the results of the loan review process, or the impact of deteriorating economic conditions on other businesses, could require increases in the provision for loan losses and could result in future charges to earnings which could have a significant negative impact on net earnings

DEPOSITS

The average daily amounts of deposits and rates paid on such deposits at September 30, 2004 and December 31, 2003 are summarized as follows:

Average Deposit Balance
Dollars in thousands

	September 30, 2004		December 31, 2003
	Amount	Rate	Amount	Rate
Noninterest bearing demand deposit	$68,276	0.00%	$59,145	0.00%
Interest bearing demand deposit	195,184	0.93%	192,898	1.10%
Savings deposit	30,135	0.82%	27,738	1.10%
Time deposit	328,547	2.57%	322,428	3.04%
Wholesale deposits	57,425	3.26%	19,539	2.69%

Total	$679,567	1.82%	$621,748	2.05%

The amount of certificates of deposits of $100,000 or more and other time deposits of $100,000 or more outstanding at September 30, 2004 by time remaining until maturity is as follows:

Deposit Maturity
Dollars in thousands

Under 3 months	$46,041
4 – 6 months	67,659
7 – 12 months	36,244
Over 12 months	66,440

Total	$216,384

Brokered certificates of deposit totaling $54.2 million are included in the above totals. These brokered deposits were used to purchase specific securities and have not been used as a general funding or liquidity source of the Company.

KEY RATIOS

Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows for the nine months ended September 30, 2004:

Performance Indicators

	September 30, 2004	December 31, 2003
Return on Average Assets (1)	0.26%	0.14%
Return on Average Equity (1)	3.87%	2.25%
Dividend Payout Ratio	32%	86%
Average Equity to Average Assets Ratio	6.70%	6.27%

(1)	Annualized for September 30, 2004

NONINTEREST INCOME

The components of the Company’s noninterest income include service charges on deposit accounts, other fees and commissions, mortgage banking activities, gain on sale of securities and gain on sale of assets. Noninterest income as a percent of total gross revenue was 16.1% in the third quarter 2004 compared to 15.9% in 2003. Total noninterest income increased 4.0% to $6.0 million for the nine month period ending September 30, 2004 compared to the same period in 2003. The largest component of the Company’s noninterest income is revenue generated on deposit accounts. Service charges on deposit accounts decreased $284,000 or 9.8% to $2.6 million during the nine months ended September 30, 2004 compared to the same period in 2003. This decrease is primarily due to a reduction in the number of accounts for which we charge insufficient fees. Revenue from mortgage banking activities totaled $764,000 a decline of $625,000 or 45.0% during the nine months ended September 30, 2004 compared to the same period last year. This decline in activity is primarily due to the mortgage industry experiencing high levels of refinancing during 2003 due to low interest rates. Mortgage activity has since slowed significantly. Other service charges, fees and commissions totaled $551,000 for the first nine months of 2004, a decrease of $517,000 or 48.4%. This decrease is attributable to a $275,000 decrease in loan fees, a $139,000 decrease in premium income from Cumberland Life, the Company’s reinsurance subsidiary for credit insurance products and a $100,000 decrease in credit life and non-deposit investment income. Profits from the sale of securities increased from $251,000 to $580,000 for the nine months ended September 30, 2004 as compared to the same period last year. Management does not anticipate significant security sales during the remainder of 2004.

NONINTEREST EXPENSE

Noninterest expense consists primarily of salaries and employee benefits, occupancy expenses, furniture and equipment expenses, data processing expenses and other operating expenses. Total noninterest expense increased $827,000 or 4.0% to $21.5 million during the nine months ended September 30, 2004 compared to the same period in 2003. Salaries and employee benefits make up the largest category in noninterest operating expenses. These expenses increased $34,000 or 0.3% for the nine month period despite staffing of the two new Williamson County branch offices, the development of a large-scale competitive mortgage banking division and continued infrastructure changes. Expenses relating to foreclosed properties increased $343,000 for the first nine months of 2004 to $872,000 as compared to the same period in 2003. Management believes it is likely this expense will increase as the Company continues to manage non-performing assets. Deposit insurance premiums increased by $156,000 for the nine months ended September 30, 2004 from the same period last year. Other operating expenses decreased $238,000 as a result of bringing previously outsourced functions in-house and the reduction of new policies written at Cumberland Life in the amount of $152,000. Efficiency ratios by time period are listed below.

Efficiency Ratio
Dollars in thousands

	September	September
	2004	2003
Non Interest Expense	$7,495	$7,098

Net Interest Income	6,520	5,970
Non Interest Income	1,821	2,160

Total Revenues	$8,341	$8,130

Efficiency Ratio	89.9%	87.3%

INCOME TAXES

Income tax expense for the first nine months 2004 totaled $658,000 as compared to $181,000 for 2003. When measured as a percentage of income before taxes, the Company’s effective tax rate was 28.9% in 2004 as compared to 33.2% in 2003. Effective tax rates are lower than statutory rates due primarily to the interest from investment in tax exempt municipal bonds.

FINANCIAL CONDITION

Balance Sheet Summary

The Company’s total assets increased $51.5 million or 6.2% to $884.8 million at September 30, 2004 from $833.3 million at December 31, 2003. This increase was primarily the result of a $32.9 million increase in the securities portfolio along with a $17.0 million or 3.1% increase in the loan portfolio.

Total liabilities increased $49.4 million or 6.4% to $828.0 million at September 30, 2004 compared to $778.6 million at December 31, 2003. Deposits, which are the Company’s primary source of funding growth, grew $62.6 million or 9.3% to $734.3 million. Repurchase agreements declined $13.7 million since December 31, 2003. Outstanding Federal Home Loan Bank advances remained constant for the period at $51.9 million.

Shareholders’ equity increased $2.0 million to $56.8 million at September 30, 2004, up 3.7% from $54.7 million at year end 2003 largely due to exercise of stock options. Shareholders’ equity has risen 5.7% since September 30, 2003. See “Capital Position and Dividends” for further analysis.

Liquidity and Asset Management

The Company’s management seeks to maximize net interest income by managing the Company’s assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is the ability to maintain sufficient cash levels necessary to fund operations, meet the requirements of depositors and borrowers and fund attractive investment opportunities. Higher levels of liquidity bear corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets and higher interest expense involved in extending liability maturities. Liquid assets including cash, due from banks and federal funds sold totaled

$35.3 million. In addition, the Company has $84.3 million in unpledged securities to secure additional borrowing capacity for liquidity needs.

The Company’s primary source of liquidity is a stable core deposit base. Payments from the loan and investment portfolios provide a secondary source. Borrowing lines with correspondent banks, the Federal Home Loan Bank and the Federal Reserve augment these traditional sources. Repurchase agreements, brokered CDs, and public fund deposits are alternative sources of funding to which the Company has access. As of September 30, 2004, the Company had approximately $30.8 million of available borrowings from the Federal Home Loan Bank.

The Company’s securities portfolio consists of earning assets that provide liquidity and/or interest income. For those securities classified as held-to-maturity the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $16.1 million mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company’s loan portfolio. At September 30, 2004, loans of approximately $208.8 million either will become due or will be subject to rate adjustments within twelve months. Continued emphasis will be placed on structuring adjustable rate loans.

As for liabilities, time deposits greater than $100,000 of approximately $216.4 million will become due during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future. However, future decreases in rates could have a negative effect on total deposits.

Management believes that with current liquid assets, present maturities, borrowing sources and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the near term future. However, the Company’s bank borrowings and trust preferred securities have certain interest payment requirements and the Company has certain operating expenses at the holding company level, which require dividends or management fees from the Company’s bank subsidiaries in order to be funded. The Company’s recent asset quality problems have resulted in regulatory restrictions on its subsidiaries’ ability to pay dividends or management fees to the holding company without prior regulatory approval, which could require the holding company to raise additional capital in order to make such payments. The Company anticipates that it will be able to meet required payments on its outstanding debt and trust preferred securities for the next four quarters through available cash resources and such additional capital. The Company’s regulators have considerable discretion in determining whether to grant required approvals, and no assurance can be given that such approvals will be forthcoming.

Off Balance Sheet Arrangements

At September 30, 2004, the Company had unfunded loan commitments outstanding of $122.0 million and unfunded lines of credit and letters of credit of $3.0 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiaries have the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiaries could sell participations in these or other loans to correspondent banks.

Capital Position and Dividends

At September 30, 2004, total shareholders’ equity was $56.8 million or 6.4% of total assets. The increase of $2.0 million in shareholders’ equity during the nine months ended September 30, 2004 results from the Company’s net income of $1.6 million, the exercise of stock options totaling $1.1 million, and $271,000 in issuance of common stock through the Company’s Employee Stock Purchase Plan all offset by a $478,000 decrease in other comprehensive income. Equity was further reduced by the declaration of dividends of $524,000.

The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary banks. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary banks have none, and a part of the allowance for loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary banks and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. Trust preferred securities are allowed to be counted in Tier I capital, subject to certain limitations. At September 30, 2004, the Company’s and its bank subsidiaries’ total risk-based capital ratio, Tier I risk-based capital ratio, and Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) were as follows:

CAPITAL STANDARDS
Dollars in thousands

	Required Minimum		Well Capitalized		Actual		Excess over Well
	Amount	Ratios	Amount	Ratios	Amount	Ratios	Capitalized
Tier I to average assets — leverage
Civitas BankGroup, Inc.	$34,444	4.00%	$43,055	5.00%	$67,471	7.84%	$24,416
Cumberland Bank	24,680	4.00%	30,850	5.00%	43,614	7.07%	12,764
BankTennessee	7,639	4.00%	9,549	5.00%	14,348	7.51%	4,799
Bank of Dyer	1,573	4.00%	1,967	5.00%	3,071	7.81%	1,104
Bank of Mason	305	4.00%	382	5.00%	980	12.84%	598
Tier I to risk-weighted assets
Civitas BankGroup, Inc.	21,764	4.00%	32,646	6.00%	67,471	12.50%	35,825
Cumberland Bank	15,576	4.00%	23,364	6.00%	43,614	11.20%	20,250
BankTennessee	5,129	4.00%	7,693	6.00%	14,348	11.19%	6,655
Bank of Dyer	740	4.00%	1,110	6.00%	3,071	16.59%	1,961
Bank of Mason	146	4.00%	218	6.00%	980	26.92%	762
Total capital to risk-weighted assets
Civitas BankGroup, Inc.	43,528	8.00%	53,409	10.00%	74,289	13.65%	19,880
Cumberland Bank	31,152	8.00%	38,939	10.00%	48,210	12.38%	9,271
BankTennessee	10,258	8.00%	12,822	10.00%	15,961	12.45%	3,139
Bank of Dyer	1,481	8.00%	1,851	10.00%	3,307	17.87%	1,456
Bank of Mason	291	8.00%	364	10.00%	1,026	28.19%	662

OTHER MATTERS

The Company and its subsidiaries, Cumberland Bank, BankTennessee and Bank of Dyer, have agreed with or committed to bank regulatory officials to take various actions, including to reduce the level of criticized or non-performing loans, to improve loan underwriting, problem loan resolution and collection, and strategic and capital planning, to obtain prior regulatory approval before incurring additional holding company indebtedness, repurchasing shares, or paying dividends from certain subsidiary banks to the holding company or from the holding company to shareholders, and to maintain certain capital levels at subsidiary banks in excess of those required for well capitalized status. The most restrictive of these provisions would require the Company to maintain a Tier I leverage ratio of at least 7.0% at BankTennessee, Bank of Dyer and Cumberland Bank. The Company and its subsidiaries believe they were in compliance in all material respects with these agreements at September 30, 2004. The Company and its subsidiaries intend to continue to comply with these agreements, and the Company received approval to pay cash dividends for the first and second quarters of 2004 and a stock dividend declared in the fourth quarter of 2004. The Company believes that the earnings from operations and available funds will be sufficient to allow the Company to meet all these commitments and the requirements for well-capitalized status through the end of 2004. However, the Company’s regulators have considerable discretion in determining whether to grant required approvals, and no assurance can be given that such approvals will be forthcoming.

Subsequent to the third quarter, BankTennessee and its directors consented to the issuance of an agreed order by the Commissioner of the Tennessee Department of Financial Institutions (the “Commissioner”). In the order, BankTennessee and its directors agreed not to engage in certain practices, including, but not limited to, failing to fully comply with an earlier agreement with the Commissioner, engaging in lending practices that resulted in a large volume of low quality assets, having an inadequate allowance for loan losses, low net operating earnings, inadequate liquidity and capital for its risk profile, failing to operate with effective management and oversight of management, and failing to comply with legal lending limit and other regulatory requirements. BankTennessee agreed to take certain actions, including but not limited to assessing its management quality, notifying the Commissioner of additions or subtractions from its senior executive officer and directors, maintaining Tier One leverage capital ratio of at least seven percent (7%), taking actions to reduce the level of classified assets, correct loan documentation exceptions, and reduce credit concentrations, maintain adequate allowance for loan losses and loan grading system, improve earnings level consistently with an earning improvement plan, assure adequate internal audits and reduce the bank’s reliance on more volatile funding sources. BankTennessee also agreed not to pay any dividends, management fees or centralized services fees to the Company without prior approval of the Commissioner. In the first nine months of 2004, BankTennessee did not pay any dividends to the Company but did pay approximately $238,000 in management fees and $900,000 in centralized services fees to the Company. Centralized services fees were paid for services including accounting and financial reporting, information technology, loan and deposit operations, human resources, investment management, special asset management, marketing and public relations, credit administration and risk management. Under Tennessee banking law, the Commissioner can enforce an agreed order such as this by injunction or by civil money penalties of up to $500 per day per violation, and in the case of violations by directors, by removal from office.

During the quarter ended September 30, 2004, the Company continued the process of documenting and testing its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of the Company’s internal control over financial reporting and a report by the Company’s independent auditors addressing these assessments. During the course of the Company’s testing it may identify deficiencies which it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if the Company fails to maintain the adequacy of its internal controls, as such standards are modified, supplemented or amended from time to time, it may not be able to ensure that it can conclude on an ongoing basis that it had effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on the Company’s stock price. It is management’s opinion that the Company will satisfy the requirements of Section 404 of the Sarbanes-Oxley Act.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As discussed in Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Company’s ability to pay dividends is subject to its receipt of prior approval by bank regulatory officials.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS

     (a) Exhibits

10.1	Form of Non-Qualified Stock Option Agreement

10.2	Form of Incentive Stock Option Agreement

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIVITAS BANKGROUP, INC.
(Registrant)

DATE: 11/15/04	/s/ Richard Herrington

Richard Herrington,
President and Chief Executive Officer

DATE: 11/15/04	/s/ Andy LoCascio

Andy LoCascio, Chief Financial Officer
(Principal Accounting and Financial Officer)