Form 10-K/A
period 2003-12-31
CIVITAS BANKGROUP INC
filed 2004-12-17
CIK 1092099

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

     On March 30, 2004, Civitas BankGroup, Inc., a Tennessee corporation, (the “Company”) filed it Annual Report on Form 10-K for its fiscal year ended December 31, 2003 (the “Form 10-K”). The Company hereby amends the Form 10-K in this Amendment No. 1 to Form 10-K to include the audit report of Crowe Chizek and Company, LLC for the fiscal year ended December 31, 2001, replacing the audit report of Heathcott & Mullaly, P.C., the Company’s independent public accountant for the year ended December 31, 2001, which firm subsequently was acquired by Crowe, Chizek and Company, LLP, the predecessor to Crowe Chizek and Company, LLC, on April 1, 2002. The audit report of Crowe Chizek and Company, LLC included with the Company’s financial statements in this Amendment No. 1 to Form 10-K covers the balance sheets of the Company as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003.

     This Amendment No. 1 to Form 10-K also amends the Form 10-K to delete the consent of Heathcott and Mullaly, P.C. contained in Exhibit 23.2 of the Form 10-K and reflect such deletion on the list of exhibits included in Part IV, Item 15 of the Form 10-K. This Amendment No. 1 to Form 10-K also includes certain certifications of the chief executive officer and chief financial officer of the Company required by the rules and regulations of the Securities and Exchange Commission. No other amendments or changes to the Form 10-K are made by this Amendment No. 1 to Form 10-K.

PART II
ITEM 8. Financial Statements and Supplementary Data
PART IV
ITEM 15. Exhibits and Reports on Form 8-K
EX-23.1 CONSENT OF CROWE CHIZEK AND COMPANY LLC
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO & CFO

CROSS REFERENCE INDEX
TO
FORM 10-K/A

		PAGE
	PART II
ITEM 8.	FINANCIAL STATEMENTS	1
	PART V
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	33

PART II

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors
Civitas BankGroup, Inc.
Franklin, Tennessee

We have audited the accompanying balance sheets of Civitas BankGroup, Inc. as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Civitas BankGroup, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Chizek and Company LLC

Brentwood, Tennessee
March 5, 2004

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

See accompanying notes to consolidated financial statements

CIVITAS BANKGROUP, INC.
Consolidated Statements of Cash Flows
Years ended December 31, 2003, 2002 and 2001

(Dollars in thousands, except share and per share amounts)

	2003	2002	2001
Cash flows from operating activities:
Net income	$1,101	$521	$209
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	3,579	6,800	6,377
Depreciation and amortization	1,779	1,698	1,876
Operations of unconsolidated affiliates	(465)	150	505
Origination of mortgage loans held for sale	(79,912)	(61,824)	(47,277)
Proceeds from sale of mortgage loans held for sale	79,178	60,464	42,396
Federal Home Loan Bank stock dividend	(226)	(233)	(373)
Net gain on securities transactions	(274)	(461)	—
Net gain/loss on sale of other real estate	224	(190)	(10)
Net change in:
Deferred income taxes	255	205	(1,521)
Accrued interest receivable	26	771	951
Accrued interest payable and other liabilities	(550)	(1,038)	(716)
Other, net	1,391	(9,275)	(102)

Total adjustments	5,005	(2,933)	2,106

Net cash from operating activities	6,106	(2,412)	2,315

Cash flows from investing activities:
Net change in interest-bearing deposits in financial institutions	5,420	(4,903)	10,425
Purchases of securities available for sale	(148,961)	(83,088)	(38,118)
Proceeds from maturities, pay downs, and calls of securities available for sale	72,310	23,918	11,108
Proceeds from sales of securities available for sale	15,038	23,865	—
Purchases of securities held to maturity	(70,645)	(7,097)	(11,632)
Proceeds from maturities, pay downs, and calls of securities held to maturity	19,394	8,344	7,322
Net change in loans	(34,906)	(9,431)	(21,768)
Investments in unconsolidated affiliates	(395)	(1,118)	(212)
Purchases of premises and equipment, net	(693)	(1,193)	(2,166)
Proceeds from sale of real estate	9,384	9,710	3,942

Net cash from investing activities	(134,054)	(40,993)	(41,099)

Cash flows from financing activities:
Net change in deposits	78,638	43,574	25,282
Federal funds purchased	1,000	(1,675)	(7,900)
Proceeds from Federal Home Loan Bank advances	1,000	1,300	24,652
Repayments of Federal Home Loan Bank advances	—	(1,300)	(20,011)
Proceeds from repurchase agreements	32,886	—	—
Proceeds from notes payable	—	—	—
Repayments of notes payable	(800)	(2,159)	(1,090)
Proceeds from issuance of subordinated debentures	—	—	4,000
Dividends paid	(927)	(830)	(795)
Repurchase and retirement of common stock	—	—	(283)
Proceeds from issuance of common stock	9,303	6,002	23

Net cash from financing activities	121,100	44,912	23,878

Net change in cash and cash equivalents	(6,848)	2	(14,906)
Cash and cash equivalents at beginning of year	41,906	40,399	55,305

Cash and cash equivalents at end of year	$35,058	$41,906	$40,399

Supplemental disclosure of cash flow information:
Interest paid	$16,856	$19,508	$29,601
Income taxes paid	30	1,253	1,627
Non-Cash Activities:
Issuance of common stock – due to acquisitions	—	—	480
Assets acquired through foreclosure	7,063	9,388	8,130

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

PART IV

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of December, 2004.

CIVITAS BANKGROUP, INC.
By:	/s/ Richard Herrington
Richard Herrington
President

INDEX TO EXHIBITS

3.1	Restated Charter of the Company (Restated for SEC electronic filing purposes only).*

3.2	Amended and Restated Bylaws of the Company (Restated for SEC electronic filing purposes only).*

10.1	Civitas BankGroup, Incorporated 1998 Stock Option Plan (incorporated herein by reference to the Company’s Registration Statements on Form S-8 (Registration No 333-105425) filed with the SEC on May 20, 2003.)

10.2	Civitas BankGroup, Inc. Employee Stock Purchase Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-105424) filed with the SEC on May 20, 2003.)

21.1	Subsidiaries of the Company.**

23.1	Consent of Crowe Chizek and Company LLC.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  * Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 31, 2003.

** Previously filed with the Company’s Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 30, 2004.