Form 10-K
period 2004-12-31
CIVITAS BANKGROUP INC
filed 2005-04-01
CIK 1092099

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2004

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

YES ☑                     NO ☐

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

YES ☑                     NO ☐

     The aggregate market value of the Registrant’s voting equity held by non-affiliates of the registrant on June 30, 2004 was $108,637,470. The market value calculation was determined using the closing price of $8.71 for the registrant’s common stock on June 30, 2004, as reported on the NASDAQ over-the-counter bulletin board.

     As of February 28, 2005, 17,593,604 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be held on May 19, 2005 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

You should be aware that, while the Company believes the expectations reflected in those forward-looking statements are reasonable, they are inherently subject to risks and uncertainties which could cause the Company’s future results and shareholder values to differ materially from the Company’s expectations. These factors are disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth herein and include, among others, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economy in the Company’s market area, (iii) rapid fluctuations in interest rates, (iv) significant downturns in the businesses of one or more large customers, (v) risks inherent in originating loans, including prepayment risks, (vi) the fluctuations in collateral values, the rate of loan charge-offs and the level for the provision for losses on loans, and (vii) changes in the legislative and regulatory environment. Because of these factors, there can be no assurance that the forward-looking statements included or incorporated by reference herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included or incorporated by reference herein, you should not regard the inclusion of such information as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. In addition, the Company does not intend to, and is not obligated to, update these forward-looking statements after the date of this Annual Report on Form 10-K, even if new information, future events or other circumstances have made them incorrect or misleading as of any future date.

PART I

ITEM 1. BUSINESS

General. Civitas BankGroup, Inc. is a Tennessee registered bank holding company headquartered in Franklin, Tennessee with $904.2 million in total assets at December 31, 2004. At December 31, 2004, (prior to the sale of our BankTennessee and Bank of Mason subsidiaries described below), we provided banking and other financial services through the following three (3) bank subsidiaries in ten (10) markets throughout Middle and West Tennessee:

		Total Assets as of
Institution Name	Principal Markets	December 31, 2004
Cumberland Bank	Metropolitan Nashville, Tennessee	$686,192
BankTennessee	Metropolitan Memphis, Tennessee	200,543
Bank of Mason	Tipton County, Tennessee	7,523

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

On September 1, 2004, two of the Company’s banking subsidiaries, Cumberland Bank and Cumberland Bank South, were merged in an effort to take advantage of the economies of scale while still maintaining our core community bank philosophies as they both serve the greater metropolitan Nashville area. At August 31, 2004, total assets were $285.0 million for Cumberland Bank and $339.0 million for Cumberland Bank South.

In December 2004, through a purchase and assumption transaction, the majority of the assets and liabilities of Bank of Dyer and its three offices in Gibson County, Tennessee were sold. Bank of Dyer and Cumberland Bank were merged following consummation of the transaction. In April 2004, the Company sold the Bank of Dyer’s Three-Way branch. These transactions are referred to collectively in this Form 10-K as the sale of Bank of Dyer.

On November 22, 2004 the Company announced that it had entered into an agreement with certain of its and BankTennessee’s directors, to sell all of the outstanding stock of BankTennessee to this group in exchange for 2,000,000 shares of Company common stock owned by members of the group. The agreement was approved by Civitas directors who are not members of the purchasing group. In March, we consummated the sale with an effective date of March 1, 2005. Civitas has agreed to provide data processing, accounting and other transition services to BankTennessee for a six month period following the effective date.

In January 2005 the Company announced that it had entered into an agreement to sell all of the outstanding stock of the Bank of Mason to Mason Bancorp, Inc., a newly formed holding company. The transaction is subject to receipt of pending regulatory approval and is expected to close during the second quarter of 2005.

History. Our present company resulted from a merger of equals between the two parent holding companies of BankTennessee, Cumberland Bank and The Community Bank of Nashville, a bank that later became known as Cumberland Bank South. The merger occurred in July of 1997.

BankTennessee was originally chartered in 1934 as First Federal Savings & Loan Association. First Federal was converted to a commercial bank at the time of the merger in 1997, and changed its name to BankTennessee.

Cumberland Bank was chartered in 1976 as The Savings & Loan Association of Smith County, Tennessee. Cumberland Bank was later converted to a state commercial bank. Cumberland Bank South was founded as First Southern Savings & Loan in 1975. First Southern was acquired by First Federal in 1992. As noted above, Cumberland Bank and Cumberland Bank South merged in 2004.

Joint Ventures. In addition to its wholly-owned bank subsidiaries, the Company owns a 50% interest in both The Murray Banc Holding Company, LLC in Murray, Kentucky and Insurors Bank of Tennessee, headquartered in Nashville, Tennessee. Only the Company’s initial investment, adjusted for the pro rata share of operating results of each entity, is included in the consolidated financial statements. The Company’s portion of earnings is recorded in noninterest income and is also taxed at the Company level. The Murray Banc Holding Company is a joint venture with BancKentucky, a Kentucky savings and loan holding company. The Murray Banc Holding Company is a single bank holding company owning 100% of The Murray Bank which opened in 1999. The Murray Banc Holding Company had $146.4 million in total assets at December 31, 2004 and contributed income of $492,000 to the Company in 2004. Of the thirteen directors of the Murray Banc Holding Company, LLC, four (Messrs. Gibson, Porter, Shepherd and Wilder) are directors of the Company. The Company also owns 50% of Insurors Bank, which opened in November 2000 and had $65.6 million in assets at December 31, 2004. The remaining ownership interest in Insurors Bank is owned by InsCorp, a Tennessee corporation owned predominately by Tennessee insurance agents. Insurors Bank contributed $178,000 of income to the Company in 2004. Of the thirteen directors of Insurors Bank, four (Messrs. Wallace, Herrington, Paschal and Mark McDowell, the Company’s internal auditor) are directors or officers of the Company.

Market Areas. Prior to the sales of our Bank of Dyer, Bank of Mason and BankTennessee subsidiaries, we operated principally in ten (10) market areas in Tennessee: Southern Davidson County, Williamson County, Shelby County, Smith County, Sumner County, Robertson County, Macon County, Warren County, Tipton County and Lauderdale County. With the sales of Bank of Dyer’s assets and of the stock of BankTennessee and the pending sale of the stock of Bank of Mason, the Company intends to focus its efforts on the Nashville metropolitan market generally, with particular attention on the Williamson and Sumner County markets. The Nashville metropolitan statistical area consists of Davidson County, Tennessee and the surrounding thirteen counties and is home to several large employers including HCA Inc., Vanderbilt University, Saturn Corporation and Nissan Motor Manufacturing Corporation USA. Williamson County, Tennessee is one of the fastest growing counties in terms of population in the State of Tennessee and has the highest per capita income level of any county in Tennessee. The Company believes that the metropolitan Nashville market offers an environment for strong growth with respect to the Company’s target customers, which include local consumers, professionals and small businesses.

We serve the metropolitan Nashville market through Cumberland Bank. Our share of the metropolitan Nashville deposit market at June 30, 2004 was approximately 2% and we were the fourth largest bank headquartered in the metropolitan Nashville market. Cumberland Bank has four branches located in Williamson County and as of June 30, 2004 Cumberland Bank was the sixth largest bank and largest independent bank in Williamson County. Cumberland Bank had a less than 1% share of the Davidson County bank deposit market where it competes with several regional and super-regional banking institutions.

The following table shows the distribution of our deposit base by county as of December 31, 2004 as well as the market share, based on FDIC data, within each county at June 30, 2004:

County	# of Branches	Amount of Deposits	% of Total Deposits	% of Market Share
Williamson	4	$262,720	35.9%	6.49%
Shelby	5	144,413	19.7%	1.06%
Sumner	3	127,983	17.5%	8.65%
Davidson	1	57,793	7.9%	0.45%
Smith	2	56,514	7.7%	16.4%
Warren	1	27,806	3.8%	5.14%
Macon	1	23,883	3.3%	7.29%
Lauderdale	1	20,182	2.8%	6.19%
Tipton	1	6,454	0.9%	1.78%
Robertson	1	3,721	0.5%	0.70%

As described above, following the sale of the Bank of Dyer, BankTennessee and Bank of Mason subsidiaries, we will operate branches primarily in Williamson, Sumner, Smith and Davidson Counties in Tennessee.

Competition. The Company’s banks face substantial competition in and out of their immediate market area in attracting and retaining deposits and lending funds. Competition for deposits and loans is based on the range and quality of financial services offered, the ability to offer attractive rates, the availability of convenient office locations, and alternative delivery methods. We compete not only with banks, but with thrifts, credit unions, and other financial service providers, such as brokerage and insurance companies, and internet-based financial companies. The entry of new competitors through expansion, de novo status, or acquisition could have an adverse effect on our operations in that market.

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

Operational Strategies. We operate according to the following business strategies:

Local Decision Making. Foundational to our business strategy is an emphasis on decision making at the local branch level. Each of our banks has a separate board comprised of local businesspeople allowing it to be responsive to local community needs and trends. Each branch manager and individual loan officer is given authority and discretion to price loans and services and to approve loans in order to respond quickly and efficiently to the needs of each of our banks’ customers. As the Company continues its strategy to focus its future growth efforts on the Nashville metropolitan market area, the Company’s local decision making at the branch level is expected to be strengthened by the narrowing of the Company’s geographic presence and the resulting focus of the Company’s senior management, including loan review personnel, on the Middle Tennessee operations of the remaining wholly-owned bank subsidiary.

Relationship Banking. We focus on serving Tennessee businesses and individuals through a banking relationship characterized by long-term, multi-service relationships. Drawing upon this experience and the customer networks of their loan officers and assisted by back office support services, our banks seek to effectively price and provide related bank services to enhance overall profitability. Our banks seek to compete with other providers of financial services primarily through superior relationship management, rather than price competition.

Full Line of Banking Products. We seek to offer the personalized service and local decision making characteristic of community banks while providing a diversity of financial services comparable with regional and super-regional financial institutions. We expect to continue to enhance our product mix through internal development of new products and services designed to meet the needs of our target customers.

Lending and Deposit Activities. Our banks provide a range of retail and commercial banking services designed to meet the borrowing and depository needs of small and medium size businesses and consumers in the communities serviced by them. The interest rates charged on loans vary with the degree of risk, maturity and type of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. Our banks have no foreign loans or highly leveraged transaction loans, as defined by the Federal Reserve.

Substantially all of the loans in our banks’ loan portfolios have been originated by our banks. Each of our banks conducts its lending activities pursuant to the loan policies adopted by our board of directors. These loan policies grant individual loan officers authority to make secured and unsecured loans in specific dollar amounts with those amounts being lower for unsecured loans. Larger loans must be approved by senior officers or various loan committees. Our banks’ management information systems and loan review policies are designed to monitor lending sufficiently to ensure adherence to our banks’ loan policies.

Commercial Real Estate Loans. Our banks’ commercial real estate loans include permanent mortgage loans on commercial and retail properties and development loans. These loans are originated on both an annual line of credit basis and on a fixed-term basis generally ranging from one to seven years. In making lending decisions, our banks generally consider, among other things, the overall quality of the loan, the credit of the borrower, the value of the real estate, the projected income stream of the property and the reputation and quality of management constructing or administering the property. No one factor is determinative and such factors may be accorded different weights in any particular lending decision. As a general rule, our banks also require that these loans be guaranteed by one or more of the individuals who have a significant equity investment in the property. Commercial real estate loans generally carry a lower degree of risk than commercial business loans because they are secured by improved property with a minimal loan-to-value gap based upon the type of property serving as collateral. Commercial real estate loans also generally have prime-based interest rates which adjust more rapidly to interest rate fluctuations and bear higher rates of interest than residential real estate loans. Accordingly, income from this type of loan should be more responsive to the changes in the general level of interest rates. Commercial real estate loans constituted 22.6% of our loan portfolio at December 31, 2004.

Residential Real Estate Loans. Residential mortgage products include adjustable rate as well as conventional, fixed rate loans with terms generally of seven to fifteen years. Residential mortgage loans must satisfy underwriting standards that typically require that the homes pledged to secure the loans must be either owner occupied or investor property which are single family residences, the value of which has been determined by appraisal, and based on down payments and financial responsibility of the buyer. Residential real estate loans are generally a lower risk form of lending than other types of lending, including commercial real estate loans, since they are fully secured by the underlying property in a housing market that has historically maintained its resale value. An overall downturn in the housing market in the areas we serve would, however, increase risk and induce adjustment of our lending standards. We believe that the residential real estate market in Sumner and Williamson Counties will remain strong as those counties continue to experience population growth at rates above many of the other counties within our market area. Our banks are active in the sale of mortgage loans in the secondary market. These loans are made in accordance with underwriting standards set by the purchaser of the loan, including as to loan-to-value ratio, interest rate and documentation. These loans are generally made under a commitment to purchase from a loan purchaser. The banks generally collect from the borrower or purchaser a combination of the origination fee, discount point and/or service release fee. During 2004, the banks sold approximately $46.5 million in loans to such purchasers and these sales accounted for 14.8% of our total noninterest income in 2004. Residential real estate loans constituted 27.3% of our loan portfolio at December 31, 2004.

Commercial Business Loans. Our banks’ commercial lending activities generally involve small to medium size companies located in Smith, Shelby, Davidson, Williamson and Sumner Counties, Tennessee. With the sale of BankTennessee and the Bank of Mason, these activities will be concentrated in the markets we serve around Nashville, Tennessee, including, particularly southern Davidson, Williamson and Sumner Counties. The banks make both secured and unsecured loans for working capital, equipment purchases and other general purposes, although the majority of commercial lending is done on a secured basis. Typically, these commercial business loans are for under $500,000 and are secured by the receivables, inventory, equipment, and/or general corporate assets of the borrowers, and in some cases, real estate as an additional source of collateral. These loans are originated on both an annual line of credit basis and on a fixed-term basis ranging from one to five years. Commercial business loans typically have prime-based interest rates and carry a higher degree of credit risk than residential mortgage loans because they are more likely to be adversely affected by unfavorable economic conditions and our ability to receive payments based on the collateral securing these loans may be adversely affected by the fact that the receivables may not be collectible and the inventory may not be saleable. Commercial business loans constituted 23.9% of our loan portfolio at December 31, 2004.

Consumer Loans. Types of consumer loans originated by our banks, other than residential real estate loans, include personal installment loans (generally secured by motor vehicles and having fixed interest rates), and personal unsecured lines of credit. Consumer loans offered typically involve a higher degree of credit risk than residential loans secured by first mortgages, but also carry higher yields and shorter maturities, typically from one to five years depending on the nature and condition of the collateral. Consumer loans often are affected by general economic conditions, changes in market interest rates and bankruptcy protection of delinquent debtors. Historically, losses from this type of lending have been higher for us than from other types of lending. The Company instituted new underwriting software in late 2004 in an effort to reduce the credit risk of its consumer loans. Consumer loans constituted 4.2% of our loan portfolio at December 31, 2004.

Construction Loans. Our banks originate construction loans for land acquisition, residential development or income-producing property development. We originate these loans both on a fixed and variable basis for a term generally of one year. We consider this type of lending to have higher credit risks than single-family residential lending because the principal is concentrated in a limited number of loans and borrowers and repayment of these loans is dependent on the successful operation of the related real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or the economy, generally. Our banks’ risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project and the estimated cost of the project. If the estimated cost of construction or development proves to be inaccurate, our banks may be compelled to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, our banks may be confronted, at or prior to the maturity of the loan, with a project value which is insufficient to assure full repayment. As loan payments become due, the cash flow from the project may not be adequate to service total debt and we may have to agree with the borrower to modify the terms of the loan. In addition, by nature these loans are generally less predictable and more difficult to evaluate and monitor and collateral securing them may be difficult to dispose of. Our banks have sought to minimize these risks by lending primarily to established companies and generally restricting such loans to their primary market area. Construction loans constituted 21.2% of our loan portfolio at December 31, 2004

Deposit Activities. Our banks offer several types of deposit and personal banking programs designed to attract both short-term and long-term funds from the general public by providing an assortment of accounts and rates, including the following accounts: commercial and retail demand deposit accounts; NOW Accounts; IRAs; regular savings accounts; other retail deposit services such as fixed rate, fixed maturity certificates of deposit, money market accounts, ATMs, internet banking, cash management, Heritage travel club and other personal miscellaneous services such as safe deposit boxes, night depository services, traveler’s checks, merchant credit cards, direct deposit of payroll, official bank checks, and U.S. savings bonds. Our banks’ deposit accounts are insured by the FDIC up to $100,000. A majority of the depositors of our banks are from the local market areas surrounding each of their offices.

Lending Procedures and Loan Approval Process. Lending procedures of our banks reflect our philosophy of granting local control to decision making but retaining general oversight at the holding company level. Although the overall lending policy of the banks is set by our board of directors and is subject to the oversight and control of our board of directors and members of our senior management, we depend, to a great degree, upon the judgment of our loan officers and senior management at each bank to assess and control lending risks.

Individual loan officers have discretionary authority to approve certain loans at each of our banks without prior approval. Each of our banks utilize a loan committee comprised of officers and outside bank directors to review loan requests exceeding the discretionary limit of the loan officer or branch manager, or for which the loan officer or branch manager chooses not to exercise his or her discretionary authority. Each of the banks also has its own officer loan committee, reflecting our emphasis on local control and decision making. Loans are reviewed periodically by both our banks’ senior lending officers and our independent external auditors. In addition, we have a senior credit officer who is responsible for asset quality at our banks and who reviews the loan portfolio for each of our banks and makes decisions with respect to whether or not additional charges should be made to each bank’s provision for loan losses. We utilize this process to grade each of our banks’ loans and determine the adequacy of our banks’ loan loss reserve.

Asset/Liability Management. We have a committee comprised of our senior officers and directors charged with managing assets and liabilities. The committee’s task is to maximize and stabilize the net interest margin, and to provide reasonable growth of assets, earnings and return on equity capital while maintaining credit quality, reasonable interest rate risk, adequate capital and liquidity. To meet these objectives, the committee monitors its bank’s progress and assists in directing overall acquisition and allocation of funds. The committee meets monthly to review liquidity and funds position, and to review the general economic condition and other factors affecting the availability and use of funds of the banks. The committee reports monthly to our and the individual banks’ boards of directors explaining variances between budget and actual results, providing the likely reasons for any variances and reporting management’s course of action in light of any budget variances. Each of our banks’ boards of directors reviews the bank’s asset liability management policy annually.

Investment Activities. Our banks maintain separate investment portfolios consisting primarily of investment grade securities, including federal agency obligations, corporate bonds and asset-backed securities. Federal regulations limit the types and quality of instruments in which the banks may invest.

A key objective of each of our banks’ investment portfolios is to provide a balance with the bank’s loans consistent with each bank’s liability structures, and to assist in management of interest rate risk. The investment portfolio generally receives more weight than loans in the risk-based capital formula, and provides the necessary liquidity to meet fluctuations in credit demands and fluctuations in deposit levels of the local communities served. The portfolios also provide collateral for pledging against public deposits as well as income for our banks.

Monetary Policies.

The results of operations of our banks and the Company are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. government securities, changes in the discount rate on bank borrowings, and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effects of actions by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the effect of such matters on the business and earnings of the Company.

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

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal bank regulatory agencies responsible for evaluating us and our banks evaluate the record of the depository institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. The CRA ratings for the Company’s BankTennessee, Bank of Mason, and Cumberland Bank subsidiaries respectively were satisfactory, satisfactory and outstanding as of each bank’s most recent evaluations.

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

Risk-Based Capital Requirements. All of the federal regulatory agencies have adopted risk-based capital guidelines for banks and bank holding companies. These risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks to account for off-balance sheet exposure and to minimize disincentives for holding liquid and lower-risk assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The ratios are minimums. The guidelines require all federally-regulated banks to maintain a minimum risk-based total capital ratio of 8%, of which at least 4% must be Tier I capital, as described below.

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

     Tier 2 capital is generally considered to be an amount equal to the sum of the following:

•	the allowance for possible credit losses in an amount up to 1.25% of risk-weighted assets;

•	cumulative perpetual preferred stock with an original maturity of 20 years or more and related surplus;

•	hybrid capital instruments defined as instruments with characteristics of both debt and equity, perpetual debt and mandatory convertible debt securities; and

•	in an amount up to 50% of Tier I capital, eligible term subordinated debt and intermediate-term preferred stock with an original maturity of five years or more, including related surplus.

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

At December 31, 2004, the Company’s Tier 1 risk-based capital, total risk-based capital and leverage ratios were 12.50%, 13.61%, and 7.61% respectively.

Capital Commitments. The Company and its subsidiaries, Cumberland Bank and BankTennessee, have agreed with or committed to bank regulatory officials to take various actions, including to reduce the level of criticized or non-performing loans, to improve loan underwriting, problem loan resolution and collection, and strategic and capital planning, to obtain prior regulatory approval before incurring additional holding company indebtedness, repurchasing shares, or paying dividends from Cumberland Bank and BankTennessee to the holding company or from the holding company to shareholders, and to maintain certain capital levels at subsidiary banks in excess of those required for well capitalized status. The most restrictive of these provisions requires the Company to maintain a Tier I leverage ratio of at least 7.0% at BankTennessee and Cumberland Bank.

The Company and its subsidiaries believe they were in compliance in all material respects with these agreements at December 31, 2004. As a result of the sale of BankTennessee, the Company is no longer required to maintain BankTennessee’s capital at a required level or to continue to comply with the other terms of the BankTennessee agreements. The Company and its subsidiaries intend to continue to comply with the agreement with respect to Cumberland Bank. The Company believes that earnings from operations and available funds will be sufficient to allow the Company to meet all these commitments and the requirements for well-capitalized status through the end of 2005. However, the Company’s regulators have considerable discretion in determining whether to grant required approvals, and no assurance can be given that such approvals will be forthcoming.

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

Dividend Restrictions. Federal and Tennessee law limits the payment of dividends by banks. Under Tennessee law, the directors of a state bank, after making proper deduction for all expenditures, expenses, taxes, losses, bad debts, and any write-offs or other deductions required by the TDFI, may credit net profits to the bank’s undivided profits account. Before declaring a dividend, the board of directors must deduct any net loss from the undivided profits account and transfer to the bank’s surplus account (1) the amount, if any, required to raise the surplus to 50% of the capital stock and (2) the amount required, if any, but not less than 10% of net profits, to make the paid-in-surplus account equal the capital stock account. Thereafter, the bank may declare a dividend, provided that the amount declared in any calendar year can not exceed the net income for that year plus the retained net income for the preceding two years without the prior approval of the Commissioner of the TDFI.

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

The Federal Reserve also imposes dividend restrictions on state member banks of the Federal Reserve similar to those under Tennessee law. Dividends in any calendar year cannot exceed the bank’s net profits for that year plus retained net income for the two previous years unless the bank has received the prior approval of the Board of Governors of the Federal Reserve. Additionally, our banks may not permit any portion of their “permanent capital” to be withdrawn unless the withdrawal has been approved by the Board of Governors of the Federal Reserve. “Permanent capital” is defined as the total of a bank’s perpetual preferred stock and related surplus, common stock and surplus, and minority interest in consolidated subsidiaries. Finally, if one of our banks has a capital surplus in excess of that required by law, that excess may be transferred to the bank’s undivided profits account and be available for the payment of dividends so long as (1) the amount came from the earnings of prior periods, excluding earnings transferred as a result of stock dividends, and (2) the bank’s board and the Board of Governors of the Federal Reserve approved the transfer.

In addition to these regulatory and legal restrictions, the Company and certain of its bank subsidiaries are subject to certain restrictions on their ability to pay dividends as described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Asset Management.”

Deposit Insurance Assessments. The deposits of each of our banks are insured up to regulatory limits by the FDIC and we are required under the FDIC’s deposit insurance assessments to maintain the Bank Insurance Fund (BIF) and Savings Association Insurance Fund (SAIF). The FDIC has adopted regulations establishing a permanent risk-related deposit insurance assessment system. Each financial institution is assigned to one of three capital groups; well capitalized, adequately capitalized or undercapitalized; and further assigned to one of three subgroups within a capital group. A bank’s assignment is based on supervisory evaluations by the institution’s primary federal regulator and, if applicable, other information relevant to the institution’s financial condition and the risk posed to the applicable insurance fund. The assessment rate applicable to our banks in the future will depend in part upon the risk assessment classification assigned to each bank by the FDIC and in part on the BIF assessment schedule adopted by the FDIC. Institutions are prohibited from disclosing the risk classification to which they have been assigned. The Deposit Insurance Funds Act of 1996 provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF and the SAIF. Currently, the annual insurance premiums on bank deposits insured by the BIF and SAIF vary between $0.01 to $0.09 per $100 of deposits. The Company’s premium amount per $100 of deposits on a weighed average basis was $0.03 for 2004.

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

Available Information

The Company maintains an internet website at www.civitasbankgroup.com. We make available on our website our filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission (the “SEC”). The information provided on our website is not part of this report, and is therefore not incorporated by reference herein unless such information is otherwise specifically referenced elsewhere in this report.

Employees

Civitas BankGroup and its subsidiaries had approximately 274 full-time equivalent employees as of December 31, 2004. Following the sale of Bank of Dyer, Bank of Mason and BankTennessee, the Company will have approximately 229 full-time equivalent employees. Civitas BankGroup considers its relations with its employees to be good.

ITEM 2. Properties

Civitas BankGroup’s principal executive offices are located at 4 Corporate Centre, 810 Crescent Centre Drive, Suite 320, Franklin, Tennessee 37067 in a leased facility. This facility located in the Cool Springs area of Franklin also houses Cumberland Bank’s mortgage division. Our Technology Center is a leased building also located in Cool Springs and is home to our centralized operational units. At December 31, 2004 our subsidiary banks operated 20 banking offices, of which six were leased and the remaining 14 were owned. Our banks also own 22 ATMs. Following the sale of BankTennessee, our subsidiary banks operate 14 banking offices, of which five are leased and nine are owned, including Bank of Mason’s one branch. During 2004, we paid approximately $605,000 in lease payments for our leased facilities.

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

ITEM 4. Submission of Matters to a Vote of Shareholders

No matters were submitted to a vote of shareholders during the fourth quarter of the Company’s fiscal year ending December 31, 2004.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The Company’s common stock is currently traded over-the-counter on the OTC Bulletin Board under the symbol CVBG. The following table reflects stock prices as reported on the OTC Bulletin Board.

	Prices			Cash
				Dividends
	High	Low	Close	Declared
2003:
First Quarter	$6.50	$4.90	$6.25	$0.015
Second Quarter	6.50	6.20	6.38	0.015
Third Quarter	6.30	5.85	6.15	0.015
Fourth Quarter	6.50	6.05	6.45	0.015

2004:
First Quarter	$7.50	$6.35	$7.20	$0.015
Second Quarter	8.75	7.10	8.75	0.015
Third Quarter	9.90	7.50	8.75	0.000
Fourth Quarter	8.75	8.01	8.50	0.000

As of February 28, 2005, we had approximately 1,090 shareholders of record. At that date, 17,593,604 shares were outstanding.

The amount of any dividend, while in our sole discretion, depends in part upon the performance of the Company. Our ability to pay dividends is restricted by federal laws and regulations applicable to bank holding companies and by Tennessee laws relating to the payment of dividends by Tennessee corporations. Because substantially all of our operations are conducted through our subsidiaries, our ability to pay cash dividends also depends on the ability of our banks to pay a dividend to us. The ability of the banks to pay cash dividends is restricted by applicable regulations of the TDFI, the Federal Reserve, the OTS and the FDIC and by agreements with and commitments to the TDFI and the Federal Reserve. See “Supervision and Regulation – Dividend Restrictions” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset Management.”

The Company elected to pay stock dividends for the third and fourth quarters 2004. We are paying stock dividends in lieu of a cash dividends in an effort to conserve capital as we continue our efforts to grow our business in key markets. The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2004.

ITEM 6.	Selected Financial Data

The table below provides selected consolidated financial data for the Company as of and for each of the five years ended December 31, 2000, 2001, 2002, 2003 and 2004. You should read the following selected consolidated financial information in conjunction with our financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this document.

For years ending December 31,
(In thousands, except per share amount)

	2004	2003	2002	2001	2000
Summary of Operations
Interest income	$42,918	$41,276	$42,848	$52,865	$51,651
Interest expense	16,841	16,077	18,643	28,901	27,057

Net interest income	26,077	25,199	24,205	23,964	24,594
Provision for loan losses	(2,467)	(3,579)	(6,800)	(6,377)	(2,636)
Noninterest income	7,746	7,408	8,448	7,048	5,771
Noninterest expense	(28,824)	(27,332)	(25,104)	(24,408)	(21,132)

Income before income taxes	2,532	1,696	749	227	6,597
Income tax expense	(648)	(595)	(228)	(18)	(2,436)

Net earnings	1,884	1,101	521	209	4,161
Basic earnings per share	0.11	0.07	0.04	0.02	0.30
Diluted earnings per share	0.11	0.07	0.04	0.01	0.30
Cash dividends per common share	0.03	0.06	0.06	0.06	0.05
Book value per common share	3.28	3.19	2.96	2.85	2.86

Selected Period-End Balances
Total assets	$904,221	$833,320	$711,878	$667,511	$643,457
Loans, net of unearned income	573,503	550,565	526,215	522,245	507,217
Allowance for loan losses	6,446	8,414	9,062	9,023	6,137
Total deposits	731,469	671,636	592,998	549,424	524,142
Other borrowings	98,493	90,438	56,352	60,186	64,535
Shareholders’ equity	57,736	54,741	45,473	39,313	39,476

Selected Average Balances
Total assets	848,687	780,066	690,610	671,690	576,622
Securities	211,416	154,713	62,135	32,344	23,468
Loans, net of unearned income	554,835	548,071	520,825	512,918	476,339
Allowance for loan losses	7,894	8,431	9,078	7,027	5,635
Total deposits	693,391	645,023	572,809	550,569	485,708
Other borrowings	82,776	69,337	60,090	63,975	47,437
Shareholders’ equity	55,942	48,910	39,967	40,056	37,366

Selected Operating Ratios
Annual % change in average loans	1.23%	5.23%	1.54%	7.68%	27.12%
Annual % change in average assets	8.80%	12.95%	2.82%	16.49%	27.18%
Return on average equity	3.37%	2.25%	1.30%	0.52%	11.14%
Return on average assets	0.22%	0.14%	0.08%	0.03%	0.72%

Per share amounts are adjusted to reflect the effect of stock splits and stock dividends.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our financial statements and the notes to those statements appearing elsewhere in this document.

PERFORMANCE OVERVIEW

General. The Company experienced a significant number of changes in 2004 which management believes will position the Company for improved performance during 2005. First, the Company continued its focus on identifying problem assets and improving its loan underwriting standards at each of its banks. Second, the Company initiated its efforts to focus its business operations more completely on the Nashville metropolitan market with the merger of its Cumberland Bank and Cumberland Bank South banks, the sale of the majority of the assets of its Bank of Dyer subsidiary, the subsequent merger of Bank of Dyer with Cumberland Bank and the execution of an agreement to sell its BankTennessee subsidiary, which transaction closed effective March 1, 2005. Finally, subsequent to December 31, 2004, the Company entered into an agreement to sell its Bank of Mason subsidiary. Following completion of the sale of Bank of Mason, the Company will have one wholly-owned bank subsidiary with branches in Williamson, Sumner, Davidson and Smith Counties in Tennessee, each of which are attractive markets that management believes provide significant opportunities for loan and deposit growth. In addition, at December 31, 2004, BankTennessee and Bank of Mason had $11.8 million in nonperforming assets, which represented 66.3% of the Company’s total nonperforming assets at that date. With the sale of these subsidiaries, these nonperforming assets will no longer be included on the Company’s balance sheet. In 2004, the Company also continued its efforts to strengthen its back office and information technology systems and believes that the simplification of its organizational structure, the strengthening of its loan review procedures and internal audit function and improvement of its back office operations will position the Company to take advantage of the opportunities to grow its business within the Nashville metropolitan market generally and the Williamson County market specifically.

Set forth below are certain significant items that occurred during the year ended December 31, 2004:

•	Net income for the year ended December 31, 2004, totaled $1.9 million compared to $1.1 million for the same period for 2003, a 72.7% increase.

•	Assets increased from $833.3 million at December 31, 2003, to $904.2 million at December 31, 2004, a $70.9 million or 8.5% increase.

•	Securities increased $38.8 million to $242.1 million at December 31, 2004, up 19.1% over year-end 2003 as excess funds from deposit growth were invested in securities.

•	Loans increased to $573.5 million, up 4.2% from $550.6 million at year end 2003 despite the sale of $17.3 million in loans in connection with the sale of Bank of Dyer and runoff of $26.7 million in loans that do not meet the Company’s risk characteristics.

•	Nonperforming assets were $17.8 million at December 31, 2004, up 10.1% from December 31, 2003.

•	Deposits totaled $731.5 million, up 8.9% from $671.6 million at year end 2003.

•	Net interest margin declined to 3.30% from 3.48% in 2004 as the Company redefined its lending strategy and underwriting standards to reduce credit risks resulting in minimal loan growth for 2004 and an increase in securities.

•	Cumberland Bank opened two branches, one in downtown Franklin, Tennessee and another in Spring Hill, Tennessee. Both of these branches are located in Williamson County communities.

•	The merger of two of the Company’s bank subsidiaries, Cumberland Bank and Cumberland Bank South, both of which serve the greater Nashville market, closed on September 1, 2004.

•	The Company announced that it had entered into an agreement for the sale of its BankTennessee subsidiary to a group of its and BankTennessee’s directors in exchange for the surrender of 2,000,000 shares of Company common stock.

•	The Company completed the sale of certain assets of its Bank of Dyer subsidiary in 2004 in exchange for the assumption of certain of Bank of Dyer’s liabilities by the purchaser. The Company subsequently merged the Bank of Dyer with Cumberland Bank.

•	The Company refinanced $4.6 million of debt, initially reducing the interest rate paid by 200 basis points.

CRITICAL ACCOUNTING POLICIES

The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry. In connection with the application of those principles to the determination of our allowance for loan losses (ALL), we have made judgments and estimates which have significantly impacted our financial position and results of operations.

Our management assesses the adequacy of the ALL on a regular basis. This assessment includes procedures to estimate the ALL and test the adequacy and appropriateness of the resulting balance. The ALL consists of two portions (1) an allocated amount representative of specifically identified credit exposure and exposures readily predictable by historical or comparative experience, and (2)an unallocated amount representative of inherent loss which is not readily identifiable. Even though the ALL is composed of two components, the entire allowance is available to absorb any credit losses.

We establish the allocated amount separately for two different risk groups (1) unique loans (commercial loans, including those loans considered impaired); and (2) homogeneous loans (generally consumer loans). We base the allocation for unique loans primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. Each risk-rating grade is assigned an estimated loss ratio, which is determined based on the experience of management, discussions with banking regulators, historical and current economic conditions and our independent loan review process. We estimate losses on impaired loans based on estimated cash flows discounted at the loan’s original effective interest rate or the underlying collateral value. We also assign estimated loss ratios to our consumer portfolio. However, we base the estimated loss ratios for these homogenous loans on the category of consumer credit (e.g., automobile, residential mortgage, home equity) and not on the results of individual loan reviews.

The unallocated amount is particularly subjective and does not lend itself to the exact mathematical calculation. We use the unallocated amount to absorb inherent losses which may exist as of the balance sheet date for such matters as changes in the local or national economy, the depth or experience of the lending staff, any concentrations of credit in any particular industry group, and new banking laws or regulations. After we assess applicable factors, we evaluate the aggregate unallocated amount based on our management’s experience.

We then test the resulting ALL balance by comparing the balance in the allowance account to historical trends and peer information. Our management then evaluates the result of the procedures performed, including the result of our testing, and concludes on the appropriateness of the balance of the ALL in its entirety. The loan review and the finance committee of our board of directors review the assessment prior to the filing of financial information

Results of Operations Year ended December 31, 2004 Compared to the Year ended December 31, 2003:

Net Earnings

Net earnings for 2004 totaled $1.9 million compared to $1.1 million in 2003, an increase of 72.7%. The improvement in earnings performance is a result of a $1.1 million decrease in provision for loan losses compared to 2003. The net interest margin continued to experience compression during the year and restricted further improvement in net earnings. Accounting for much of this compression was a change in the average earning asset mix as securities increased 36.7% while average net loans grew at a rate of 1.2% as the Company continued to focus on improving asset quality. Operating expenses increased $1.5 million as the Company continues to build a solid infrastructure to facilitate future growth while strengthening operational control through the centralization of backroom operations. Operating efficiencies remained flat yet at high levels as noninterest expense related to asset quality improvement efforts continued to negatively impact earnings.

Net Interest Income

Net interest income represents the amount of interest earned on earning assets less interest paid on deposits and other interest bearing liabilities and is our principal source of earnings representing 77.1% of net revenues. In 2004 our net interest income increased $878,000 or 3.5%, to $26.1 million. Although net interest income increased, the Company’s net interest margin continued to compress throughout 2004 declining to 3.30% from 3.48% in 2003. Average interest bearing assets and liabilities increased for the year ended December 31, 2004, increasing net interest income $1.6 million, which was offset by a decline in net yield on these balances reducing net interest income by $719,000 as compared to 2003. Net interest income is impacted by several factors including volume, rate, mix, interest rate fluctuations, and asset quality. More detail on changes in interest income and interest expense due to changes in rates is shown on page 20.

Interest Income

Interest income increased $1.6 million or 4.0% in 2004 to $42.9 million. The increase was largely due to an increase in average earning assets of $66.7 million, primarily in the investment portfolio. This increase in average balances accounted for a $2.4 million increase in interest income. However, during 2004, the yield on average earning assets declined to 5.43% from 5.70% in 2003 and the resulting affect was a reduction of interest income of $764,000. The decline in earning asset yield resulted from a reduction in loan yield and increased balances in securities. The yield on loans was 6.02% in 2004, compared to 6.48% in 2003, resulting in a $2.6 million reduction in interest income. Interest income earned as a result of net average loan growth experienced in 2004 totaled $439,000, reducing the negative impact of lower yields. Loan growth and profitability continued to be negatively impacted by the runoff of $26.7 million in loans that did not meet the risk characteristics targeted by management and the sale of $17.3 million in loans as part of the Bank of Dyer sale. Both of these loan groups carried higher yields than that of the average of the balance of the portfolio. Despite this runoff, the Company experienced net loan growth in 2004. Excess deposit growth not utilized to fund loan growth was invested in securities, which generally have lower yields than do loans. Average securities balance increased $56.7 million or 36.7% over 2003. This growth and improved yield during the second half of 2004 generated a $3.6 million increase in interest income as compared to 2003 securities results. The level of non-performing loans also was a significant drag on interest income. Interest totaling $435,000 due to loans in a non-accrual status was not realized in 2004. Average non-accrual loans for 2004 were $13.8 million. Average amount of and average yield earned on our average earning assets are represented by asset type on the table on pages 20 through 21.

Interest Expense

Interest expense increased $764,000 compared to 2003. The average balance of deposits and interest-bearing liabilities increased $61.8 million, resulting in $809,000 in additional interest expense. The average rate paid for interest-bearing liabilities declined from 2.21% in 2003 to 2.14% in 2004. This accounted for a $45,000 decrease in interest expense. Increased costs of non-maturity deposit products and short-term borrowings reflected increases in short-term interest rates during the second half of 2004. The Company’s time deposit portfolio benefited from the low interest rate environment throughout most of 2004 as higher cost time deposits matured and renewed at lower rates. Additionally, management emphasized shorter-term certificate of deposit rates over longer ones to reduce costs. In December, the Company refinanced $4.6 million in Company debt lowering the initial interest rate by 200 basis points which the Company believes will benefit interest expense in the future. The level and costs of our Federal Home Loan Bank borrowings inhibited further reduction in costs, as these $51 million in borrowings carry the highest interest costs of the bank subsidiaries’ funding sources.

Provision for Loan Losses

Provision for loan losses is a charge to earnings to maintain an allowance for loan losses representative of inherent risks and losses in the loan portfolio. The provision for loan losses totaled $2.5 million for 2004 compared to $3.6 million in 2003, a decrease of $1.1 million or 30.6%. Net loan charge-offs were $4.4 million in 2004 compared to $4.2 million in 2003, an increase of $200,000. The ratio of the allowance for loan losses as a percentage of total loans was 1.12% at December 31, 2004 as compared to 1.53% at December 31, 2003. The decline in the allowance for loan losses as a percentage of total loans outstanding at December 31, 2004 compared to December 31, 2003 reflects loan charge-offs taken against specific, allocated reserves. Reserves totaling $705,000 were charged off against those loans sold in connection with the Bank of Dyer transaction. The decrease in provision expense reflects management’s progress in evaluating and identifying credit risk in the loan portfolio.

Noninterest Income

The components of the Company’s noninterest income include service charges on deposit accounts, other fees and commissions, mortgage banking activities, gain on sale of securities and gain on sale of assets. Total noninterest income increased 4.6% to $7.7 million in 2004 compared to the same period in 2003. Noninterest income as a percent of total gross revenue was 15.3% in 2004 compared to 15.2% in 2003. The largest component of the Company’s noninterest income is revenue generated on deposit accounts. Service charges on deposit accounts decreased $479,000 or 12.4% to $3.4 million during 2004 compared to 2003. This decrease is primarily due to a decrease in the volume of insufficient check fees charged to customers and a decrease in the number of accounts subject to service charges. These decreases are a direct result of those customers associated with the loan runoff described above. Revenue from mortgage banking activities totaled $1.1 million, a decline of $547,000 or 32.4% during 2004 compared to last year. This decline is primarily due to a significant slow down in mortgage activity since the high levels of refinancing during 2003 due to low interest rates. Mortgage banking revenues include mortgage servicing rights income in the amount of $481,000 and $189,000 and net gain on the sale of mortgage loans in the amount of $662,000 and $1.5 million for 2004 and 2003, respectively. Other service charges, fees and commissions totaled $854,000 for 2004, a decrease of $126,000 or 12.9%. This decrease is attributable to a $131,000 decrease in credit insurance products. Profits from the sale of securities increased from $274,000 to $551,000 for 2004 as compared to last year. Other noninterest income increased $538,000, which includes $431,000 in fraud recovery. Included in other noninterest income is the net affect of the Bank of Dyer transaction described above and the simultaneous bulk loan sale. The Company earned a 3.5% deposit premium totaling $910,000 which was offset by the subsequent loss of $930,000 on the loan sale resulting in a net loss of $20,000.

Noninterest Expense

Noninterest expense consists primarily of salaries and employee benefits, occupancy expenses, furniture and equipment expenses, data processing expenses and other operating expenses. Total noninterest expense increased $1.5 million or 5.5% to $28.8 million during 2004. Salaries and employee benefits make up the largest category in noninterest operating expenses. These expenses increased only $337,000 or 2.4% for 2004 despite staffing of the two new Williamson County branch offices, the development of a large-scale competitive mortgage banking division and continued infrastructure changes. Expenses relating to foreclosed properties increased $332,000 for 2004 to $1.0 million as compared to the same period in 2003. The majority of these expenses are associated with our West Tennessee banking subsidiaries. Deposit insurance premiums increased by $202,000 for 2004 from the same period last year. Other operating expenses increased $176,000 which includes $431,000 in fraud loss. Savings of $134,000 resulting from bringing previously outsourced functions in-house and a reduction in expenses associated with fewer new credit life insurance policies written at Cumberland Life reduced other noninterest expense. Audit and accounting expenses increased primarily due to costs associated with the Sarbanes Oxley internal control assessments.

Results of Operations Year ended December 31, 2003 Compared to the Year ended December 31, 2002:

Net Earnings

Net earnings for 2003 were $1.1 million compared to $521,000 in 2002, an increase of 111.1%. The improvement in earnings performance is a result of a $3.2 million decrease in provision for loan losses compared to 2002. Net charge-offs decreased by $2.5 million over this same time period. Operating expenses increased $2.2 million as the Company continued to build a solid infrastructure to improve operational efficiency and strengthen operational control through the centralization of backroom operations and as a result of the hiring of a full-time president and chief executive officer in December 2002 and other officers and members of senior management during 2003. Earnings were enhanced $615,000 through leverage strategies facilitated by the addition of new capital in 2002 and 2003.

The Company’s results of operations in 2003 were enhanced by management’s decision to invest the additional external capital raised by the Company in the third quarter of 2003 along with funds generated through brokered certificates of deposit in investment securities to immediately impact earnings which allowed management to focus on improving asset quality without sacrificing earnings. Management’s use of these additional amounts to purchase investment securities (primarily mortgage backed securities) rather than to fund loan growth was primarily driven by the desire to enhance current earnings and provide cash flow for future loan growth while continuing the efforts to improve asset quality. Management used various financial models to simulate different types of investment securities and funding sources to choose the investment securities that the Company should invest in. This analysis was utilized in the selection of both assets and funding sources to find an appropriate mix. For 2003, this strategy generated $615,000 in earnings. Although requiring less operating expenses as compared to loans, this leverage strategy resulted in a smaller spread between the yield on the securities purchased and the rate on the brokered certificates of deposits used to fund the investment, resulting in net interest margin compression. Interest income is also reduced as investments generally carry lower yields than loans. The Company believes that its net interest margin will recover as the cash flows generated from the investment portfolio are invested in higher yielding loans and the brokered certificates of deposit utilized in these transactions, which tend to bear a higher cost over deposits generated in the Company’s market, are repaid upon maturity.

Net Interest Income

Net interest income is our principal source of earnings. In 2003 our net interest income increased $994,000 or 4.1%, to $25.2 million. Net interest income increased $3.8 million due to an increase in average earning assets as compared to 2002 but decreased $2.8 million as a result of changes in asset yields. Although net interest income increased, the Company’s net interest margin continued to compress throughout 2003 declining to 3.48% from 3.84% in 2002. The favorable effect of lower rates on deposits and borrowings were countered by lower yields on earning assets stemming from a change in asset mix and a high level of nonperforming assets. Net interest income is impacted by several factors including volume, rate, mix, interest rate fluctuations, and asset quality. More detail on changes in interest income and interest expense due to changes in rates is shown on page 21.

Interest Income

Interest income decreased $1.6 million or 3.7% in 2003 to $41.3 million. The decrease was primarily attributable to the decline in the yield on average earning assets, which fell to 5.70% in 2003 from 6.79% in 2002 and reduced interest income by $7.5 million. From the beginning of 2001 to March 2004, the Federal Reserve decreased the federal funds rate by a total of 550 basis points, with the most recent decrease being 25 basis points in June 2003. In response, our bank subsidiaries lowered their lending rates. The decline in yield is a result of the effect of these changes in interest rates and lower reinvestment rates in addition to a higher percentage of earning assets invested in the securities portfolio. Average earning assets increased $93.7 million in 2003 primarily in the investment securities portfolio from the leverage transactions and, to a lesser degree, in loans. The positive effect in interest income of $5.9 million related to the increase in earning assets was not sufficient to offset the decrease due to lower rates. A lower loan yield was the primary factor driving the decrease in the earning assets yield. The yield on loans was 6.48% in 2003, compared to 7.48% in 2002, resulting in a $5.4 million reduction in interest income. Interest income earned as a result of loan growth experienced in 2003 totaled $2.0 million reducing the negative impact of lower yields to a $3.4 million reduction in loan interest income. Average amount of and average yield earned on our average earning assets are represented by asset type on the table on page 21. The level of non-performing loans also heavily contributed to this decline in interest income. Lost interest totaling $619,000 due to loans in a non-accrual status was not realized in 2003. Average non-accrual loans for 2003 were $18.0 million. In addition, accelerated prepayments of our mortgage-backed securities resulted in an increased amortization of premiums that negatively impacted our yield on earning assets. Many of the mortgage-backed securities purchased as part of the January 2003 leverage transaction were purchased with a premium to be amortized over the life of the security. The yield on premium mortgage-backed bonds generally decreases during falling or low interest rate environments as prepayments generally accelerate causing the premium to be written down against interest income faster than in increasing or high rate environments. Bonds are purchased at a premium when they carry a higher interest rate than current market. The write-down of the premium reduces interest income in correlation to the principal payments received thus affecting the security’s yield.

During 2003, funding sources from deposits and repurchase agreements increased $112.5 million or 13.2%. Of this increase, $57.4 million represents brokered certificates of deposits. Loans during this same time period increased $24.4 million or 4.6% while securities increased $112.8 million or 124.6%. A lower level of interest income was generated as a result of the lower yield causing a decline in the Company’s net interest margin.

Interest Expense

The reduction in interest income was offset by an even larger decline in interest expense as the rates paid on our interest-bearing liabilities decreased when repriced. Interest expense decreased $2.6 million or 13.8% in 2003 compared to 2002. This expense reduction resulted from the repayment of higher-cost deposits and borrowings, managing our deposit costs and utilizing alternative low cost funding sources. The average rate paid for interest-bearing liabilities decreased from 2.89% in 2002 to 2.21% in 2003. This accounted for a $4.7 million decrease in interest expense and was due primarily to the falling interest rate environment previously discussed. Funding sources increased an average of $81.5 million during 2003 with a corresponding interest cost of $2.1 million. The majority of this increase was directly related to the funding sources, primarily brokered certificate of deposits, used to purchase securities.

Provision for Loan Losses

The provision for loan losses totaled $3.6 million for 2003 compared to $6.8 million in 2002, a decrease of $3.2 million or 47.4%. Net loan charge-offs were $4.2 million in 2003 compared to $6.8 million in 2002, a decrease of $2.6 million. A decrease of $8.6 million in non-performing assets and declining past due ratio, along with the reduction in net charge-offs are the primary reasons for this decrease. The ratio of net charge-offs to average loans decreased 53 basis points to 0.77% from 1.3% for 2002. A Special Asset Team and Oversight Committee were created to improve the problem loan management and resolution process.

Noninterest Income

Noninterest income decreased $1.0 million, or 12.3%, to $7.4 million in 2003. Service charges on deposit accounts continue to be our largest source of noninterest income. These are fees received for services related to our retail and commercial deposit products. These charges increased $58,000 or 1.5% in 2003 to $3.9 million. This compares to $3.8 million for 2002. Mortgage banking income totaled $1.7 million, an increase of $45,000 or 2.7% from 2002 levels, as favorable low mortgage interest rates continued through much of 2003. Mortgage banking income is comprised of mortgage servicing income of $189,000, and net gains on sale of mortgage loans totaling $1.5 million. The Company realized $274,000 in the sale of some of its investment securities in 2003. This compares to $461,000 in 2002, a decrease of $187,000. Security transactions are an integral part of balance sheet and interest rate risk management activities and are determined by holdings, market interest rates or funding needs. Noninterest income represents 15.2% of total revenues as compared to 16.5% in 2002. For 2003, we recorded a loss of $244,000 associated with the sale of other real estate owned compared to a gain of $190,000 in 2002, resulting in a $414,000 reduction in noninterest income. The Company also made the decision in the fourth quarter of 2002 to sell or close its finance, insurance and investment subsidiaries. These subsidiaries accounted for $281,000 of nonrecurring noninterest income in 2002. The Company also recovered $120,000 in insurance proceeds in 2002 associated with a lawsuit involving the former president of its Bank of Dyer subsidiary.

Noninterest Expense

Noninterest expense increased $2.2 million, or 8.9%, to $27.3 million in 2003. Salaries and employee benefits represent the largest category of noninterest expense and totaled $14.0 million in 2003, an increase of $1.5 million or 12.1%. This increase was the result of the Company’s hiring of additional personnel necessary to build the infrastructure needed to create a strong control environment and to attract and retain qualified personnel. The increase in salaries and employee benefits in 2003 was also the result of the Company’s hiring of a full-time president and chief executive officer in December 2002 and other officers and members of senior management during 2003. Management believes this combination of controls and expertise will create a stronger earnings base for more efficient operations in the future. Other operating expenses include $714,000 in legal fees and expenses related to other real estate and $1.5 million in data processing expenses. The current data processing system is under evaluation to identify cost savings and position the Company for future growth while minimizing increased data processing costs. Management expects the data processing costs to increase in the short term as a result of changes to the Company’s data processing and information technology systems.

CIVITAS BANKGROUP, INC.
Consolidated Average Balance Sheets, Net Interest Revenue and
Changes in Interest Income and Interest Expense
dollars in thousands

The following table shows the consolidated average monthly balances of each principal category of assets, liabilities and stockholders’ equity of the Company, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates.

	2004			2003			2004/2003 Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate (1)	Total

Net loans (2 and 3)	$554,835	6.02%	$33,390	$548,071	6.48%	$35,542	$439	$(2,591)	$(2,152)
Securities	211,416	4.23%	8,951	154,713	3.43%	5,302	1,943	1,706	3,649
Federal funds sold	16,008	1.60%	256	10,506	0.97%	102	53	101	154
FHLB and FRB stock	5,644	4.46%	252	5,214	4.33%	226	19	7	26
Interest-bearing deposits in banks	3,209	2.15%	69	5,924	1.76%	104	(48)	13	(35)

Total earning assets	791,112	5.43%	42,918	724,428	5.70%	$41,276	$2,406	$(764)	$1,642

Cash and due from banks	20,915			18,793
Allowance for loan losses	(7,894)			(8,431)
Other assets	44,555			45,276

Total assets	$848,688			$780,066

Deposits:
NOW investments	103,856	0.95%	982	$76,286	0.72%	549	198	235	433
Money market investments	102,474	1.17%	1,195	115,167	1.11%	1,278	(142)	59	(83)
Savings	30,029	0.90%	270	29,181	0.97%	282	8	(20)	(12)
Time deposits $100,000 and over	204,071	2.73%	5,561	172,700	2.84%	4,906	892	(237)	655
Other time deposits	181,837	2.77%	5,039	189,754	2.86%	5,419	(226)	(154)	(380)

Total interest-bearing deposits	622,267	2.10%	13,047	583,088	2.13%	12,434	730	(117)	613

Non interest-bearing demand deposits	71,124			61,935

Total deposits	693,391	1.88%	13,047	645,023	1.93%	12,434

Fed Funds purchased and repurchase agreements	26,422	1.26%	333	12,223	0.96%	117	136	80	216
Notes payable	4,632	7.41%	343	5,272	7.95%	419	(51)	(25)	(76)
FHLB advances and other borrowings	51,722	4.88%	2,526	51,842	4.85%	2,516	(6)	16	10
Subordinated debentures	12,000	4.93%	592	12,000	4.93%	591	0	1	1

Total deposits and borrowed funds	788,167	2.14%	16,841	726,360	2.21%	16,077	809	(45)	764

Other liabilities	4,579			4,796
Shareholders’ equity	55,942			48,910

Total liabilities and shareholders’ equity	$848,688			$780,066

Net interest income			$26,077			$25,199	$1,597	$(719)	$878

Net yield on earning assets		3.30%			3.48%

1	Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.

2	Interest income includes fees on loans of $1,333 in 2004 and $1,558 in 2003.

3	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

*	No taxable equivalent adjustments have been made since the effect of tax exempt income is insignificant.

CIVITAS BANKGROUP, INC.
Consolidated Average Balance Sheets, Net Interest Revenue and
Changes in Interest Income and Interest Expense
dollars in thousands

The following table shows the consolidated average monthly balances of each principal category of assets, liabilities and stockholders’ equity of the Company, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates.

	2003			2002			2003/2002 Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate (1)	Total

Net loans (2 and 3)	$548,071	6.48%	$35,542	$520,825	7.48%	$38,977	2,039	(5,475)	(3,436)
Securities	154,713	3.43%	5,302	62,135	4.63%	2,877	4,287	(1,862)	2,425
Federal funds sold	10,506	0.97%	102	38,060	1.62%	616	(446)	(68)	(514)
FHLB and FRB stock	5,214	4.33%	226	4,871	4.78%	233	16	(23)	(7)
Interest-bearing deposits in banks	5,924	1.76%	104	4,860	2.98%	145	32	(73)	(41)

Total earning assets	724,428	5.70%	$41,276	630,751	6.79%	$42,848	$5,928	$(7,501)	$(1,573)

Cash and due from banks	18,793			22,576
Allowance for loan losses	(8,431)			(9,078)
Other assets	45,276			46,361

Total assets	$780,066			$690,610

Deposits:
NOW investments	$76,286	0.72%	549	$64,558	1.20%	774	141	(366)	(225)
Money market investments	115,167	1.11%	1,277	116,840	2.30%	2,692	(39)	(1,376)	(1,415)
Savings	29,181	0.97%	282	23,488	1.99%	467	113	(298)	(185)
Time deposits $100,000 and over	172,700	2.84%	4,907	116,945	3.70%	4,326	2,062	(1,481)	581
Other time deposits	189,754	2.86%	5,419	197,873	3.37%	6,661	(273)	(968)	(1,241)

Total interest-bearing deposits	583,088	2.13%	12,434	519,704	2.87%	14,920	2,004	(4,489)	(2,485)

Non interest-bearing demand deposits	61,935			53,105

Total deposits	645,023	1.93%	12,434	572,809	2.60%	14,920

Fed Funds purchased and repurchase agreements	12,223	0.96%	117	2,989	1.81%	54	167	(104)	63
Notes payable	5,272	7.95%	419	6,211	7.55%	469	(71)	21	(50)
FHLB advances and other borrowings	51,842	4.85%	2,516	50,890	4.99%	2,538	0	(22)	(22)
Subordinated debentures	12,000	4.93%	591	12,000	5.52%	662	0	(71)	(71)

Total deposits and borrowed funds	726,360	2.21%	16,077	644,899	2.89%	18,643	2,100	(4,665)	(2,565)

Other liabilities	4,796			5,744
Shareholders’ equity	48,910			39,967

Total liabilities and shareholders’ equity	$780,066			$690,610

Net interest income			$25,199			$24,205	$3,828	$(2,836)	$992

Net yield on earning assets		3.48%			3.84%

1	Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.

2	Interest income includes fees on loans of $1,558 in 2003 and $2,057 in 2002.

3	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

*	No taxable equivalent adjustments have been made since the effect of tax exempt income is insignificant.

Investment Portfolio

General. Our securities portfolio consists primarily of mortgage-backed securities, tax-free municipals, and federal agency bonds and is primarily used as a source of liquidity. Total securities were $242.1 million at year-end 2004 compared to $203.4 million at December 31, 2003, an increase of $38.7 million or 19.0% from year-end 2003. The securities portfolio comprised 26.8% of total assets at year-end 2004 as compared to 24.4% at December 31, 2003. Growth of the investment securities portfolio in 2005 will depend on our loan and deposit growth, changes in the yield curve and reinvestment rates. It is currently anticipated that the investment securities portfolio will remain approximately the same percentage of assets in 2005.

Our banks’ policy guidelines are designed to minimize credit, market and liquidity risk. Securities must be investment grade or higher to be purchased. At December 31, 2004, the investment portfolio had a net unrealized gain of $796,000 compared to $904,000 at December 31, 2003. Other than commitments to originate or sell mortgage loans, our banks do not invest in off-balance sheet or derivative financial instruments. Net gains totaling $664,000 were realized from the sale of $51.8 million in available for sale securities during 2004. This was offset by a $113,000 other-than-temporary impairment write-down of available-for-sale securities.

The Company invests primarily in obligations of the United States, obligations of states, counties, and municipalities and mortgage-backed securities. The following table presents, for the periods indicated, the carrying amount of our securities portfolio segregated into available for sale, or AFS, and held to maturity, or HTM, categories:

Composition of Investment Portfolio
dollars in thousands

	December 31,	December 31,	December 31,
	2004	2003	2002
Available for Sale
U.S. government agencies	$18,072	$10,116	$6,923
State and municipal securities	4,331	1,496	723
Mortgage-backed securities	111,894	127,641	69,524
Marketable equity securities	1,078	1,091	1,108
Other debt securities	51	500	773

Total Available for Sale	135,426	140,844	79,051
Held to Maturity
U.S. government agencies	300	1,139	3,398
State and municipal securities	28,532	17,748	2,823
Mortgage-backed securities	74,430	40,729	2,651
Other debt securities	3,441	2,911	2,616

Total Held to Maturity	106,703	62,527	11,488

Total Securities	$242,129	$203,371	$90,539

The following table indicates the maturities of securities at December 31, 2004 at the carrying amount and the weighted average yields of such securities:

Maturity of Investment Portfolio
dollars in thousands

	AFS		HTM
	Amount	Yield	Amount	Yield
U.S. Treasuries and Agencies
Under 1 year	$11,940	2.63%	$0	0.00%
1 - 5 years	4,584	2.84%	200	4.30%
5 - 10 years	1,441	4.45%	100	4.63%
Over 10 years	107	5.00%	0	0.00%

Total U.S. Treasuries and Agencies	18,073	2.85%	300	4.41%
State and Political Subdivisions
Under 1 year	0	0.00%	100	3.68%
1 - 5 years	0	0.00%	956	4.02%
5 - 10 years	1,226	3.01%	2,276	3.91%
Over 10 years	3,105	3.78%	25,200	4.22%

Total State and Political Subdivisions	4,331	3.23%	28,532	4.27%

Mortgage-backed	111,894	4.50%	74,430	4.65%
Other Securities
Under 1 year	51	6.63%	0	0.00%
1 - 5 years	0	0.00%	1,007	5.44%
5 - 10 years	0	0.00%	0	0.00%
Over 10 years	1,078	2.09%	2,434	9.39%

Total Other Securities	1,129	2.29%	3,441	8.23%

Total Securities	$135,426	4.24%	$106,703	4.68%

LOANS

General. Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. The following table indicates loans outstanding, as of the dates indicated. The segregation used in compiling the following information is based on the collateral of the loan rather than the source of loan payments and is consistent with the method followed for regulatory reporting.

Composition of Loan Portfolio
dollars in thousands

	December 31,
	2004	2003	2002	2001	2000
Real Estate — residential	$156,436	$158,116	$169,220	$181,675	$181,723
Real Estate — construction	121,518	83,211	71,907	73,713	73,706
Real Estate — other	129,943	106,483	93,894	68,089	63,450
Commercial	137,600	157,470	145,409	142,122	131,548
Consumer	24,147	39,258	44,978	57,517	58,156
Other	4,229	6,385	1,103	1,115	1,396

Total gross loans	573,873	550,923	526,511	524,231	509,979
Unearned income and deferred fees	(370)	(358)	(296)	(1,986)	(2,762)

Net loans	$573,503	$550,565	$526,215	$522,245	$507,217

Totals loans grew $22.9 million since December 31, 2003 even though the Company experienced runoff of $26.7 million in loans that do not meet the risk characteristics targeted by management and $17.3 million in loans sold in connection with the Company’s sale of Bank of Dyer. Additionally the Company’s loan volume increase was partially offset by foreclosed properties of $9.1 million. Management’s focus during 2003 and 2004 has been on building a centralized infrastructure to support future growth, develop common policies and procedures, and establish controls.

Management is placing greater emphasis on short-term real estate lending such as construction, acquisition and development, and commercial real estate loans. The Company has established internal targets for real estate secured loans at 75% of total loans, with an emphasis on variable interest rate loans or loans with maturities under five years if at fixed rates. Currently, 71% of our loan portfolio is secured by real estate.

The change in the composition of the loan portfolio from 2003 reflects management’s lending philosophy and its focus on real property as the primary collateral. The increase in real estate - construction in 2004 and 2003 over the prior years is predominately single-family homes located in Davidson and Williamson Counties. These are loans made to local builders who are well known within the community and represent a 60/40 split between speculative and custom homes. Also included in this category are residential land development and acquisition loans. Real estate — other are largely commercial real estate loans on local small retail properties located predominately in Williamson and Davidson Counties, two of our most vibrant and economically stable markets. The decline in commercial and consumer loans reflect those types of loans that do not meet the risk characteristics targeted by management. Management prefers to make loans secured by real estate, a strategy that it believes to be a more conservative lending approach. During 2003, a seasoned construction lender was added to an already seasoned lending staff in the Williamson and Davidson County markets. This lending officer generated increased real estate construction loans in the Williamson and Davidson County markets in 2004. In addition, a special assets team was organized within the Company in 2003 to manage and work through the Company’s problem assets which were predominately located in West Tennessee. The Company’s loan growth in the Williamson County market was also aided in 2004 by continued consolidation of financial institutions in this market. Management anticipates that as its asset quality problems improve and the Company experiences increased cash flows from its investment securities it will be able to invest these available funds in higher earning loans in its Middle Tennessee market areas and improve its net interest margin and net income.

The following is a presentation of an analysis of maturities of loans as of December 31, 2004:

Maturity of Loan Portfolio
dollars in thousands

	Due in 1 year or	Due in 1 to 5	Due After 5
Type of Loan	less	Years	Years	Total
	($ in thousands)
Real estate — residential	$88,566	$50,175	$17,695	$156,436
Real estate — construction	110,900	9,396	1,222	121,518
Real estate — other	50,771	64,051	15,121	129,943
Commercial	96,615	36,771	4,214	137,600
Consumer	7,890	16,125	132	24,147
Other	1,868	2,282	79	4,229

Total gross loans	$356,610	$178,800	$38,463	$573,873

Provision and Allowance for Loan Losses. The Company has placed a greater emphasis on identifying at-risk borrowers as our banks have experienced a higher than normal amount of borrower bankruptcies which account for a large portion of our loan charge-offs. Additionally, deteriorating economic conditions in some of the markets we serve have resulted in some of our commercial and consumer borrowers experiencing financial difficulty and in some cases the inability to pay their obligations to us. The allowance for loan losses is based on past loan experience and other factors, which in management’s judgment deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, trends in past due loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay their obligations to the Company. Management has in place a risk rating system designed for monitoring its loan portfolio in an effort to identify potential problem loans.

The 41 basis point decline in the allowance for loan losses as a percentage of total loans outstanding since December 31, 2003 reflects loan charge-offs taken against specific allocated reserves. Reserves totaling $705,000 were charged off against those loans sold in connection with the sale of the Bank of Dyer. A five year summary of loan loss experience is provided below.

Summary of Allowance for Loan Losses
dollars in thousands

	Years Ended December 31,
	2004	2003	2002	2001	2000
Balance at beginning of year	$8,414	$9,062	$9,023	$6,137	$5,146
Increase due to acquisitions	0	0	0	0	58

	8,414	9,062	9,023	6,137	5,204

Loans charged-off:
Real estate — construction	(199)	(596)	(679)	(258)	(73)
Real estate — residential	(1,321)	(498)	(598)	(295)	(414)
Real estate — other	(1,028)	(491)	(496)	(608)	(62)
Commercial	(1,675)	(2,083)	(3,670)	(1,553)	(614)
Consumer	(808)	(1,464)	(1,806)	(1,052)	(704)
Other	(0)	(11)	(150)	(137)	0

Total charge-offs	$(5,031)	$(5,143)	$(7,399)	$(3,903)	$(1,867)

Recoveries:
Real estate — construction	28	37	137	19	0
Real estate — residential	29	5	53	34	5
Real estate — other	68	162	47	29	32
Commercial	201	379	180	112	10
Consumer	259	230	214	156	117
Other	11	103	7	62	0

Total recoveries	$596	$916	$638	$412	$164

Net loans charged-off	(4,435)	(4,227)	(6,761)	(3,491)	(1,703)
Current year provision	2,467	3,579	6,800	6,377	2,636

Balance at end of year	$6,446	$8,414	$9,062	$9,023	$6,137

Loans at year end	$573,503	$550,565	$526,215	$522,245	$507,217
Ratio of allowance to loans at year end	1.12%	1.53%	1.72%	1.73%	1.21%
Average loans	$554,835	$548,071	$520,825	$512,918	$476,339
Ratio of charge-offs to average loans	0.80%	0.77%	1.30%	0.68%	0.36%

Nonperforming Assets. The level of non-performing loans is an important element in assessing asset quality and the relevant risk in the credit portfolio. Non-performing loans include non-accrual loans, restructured loans and loans delinquent 90 days or more. Accrual of interest is discontinued on a loan when management believes the borrower’s financial condition is such that collection of interest is doubtful. In addition to consideration of these factors, the Company has a consistent and continuing policy of placing all loans on nonaccrual status if they become 90 days or more past due. When a loan is placed on nonaccrual status, all unpaid interest which has accrued on the loan is reversed and deducted from earnings as a reduction of reported interest. No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain. During the years ending December 31, 2004, 2003 and 2002 approximately $435,000, $619,000 and $1.2 million, respectively, in additional interest income would have been recognized in earnings if the Company’s loans had been current in accordance with the original terms. Another element associated with asset quality is foreclosed properties, which is carried as other real estate owned on the balance sheet. For financial statement purposes, nonaccrual loans are included in loans outstanding, whereas repossessions and other real estate are included in other assets.

The following is a summary of nonperforming assets:

Summary of Nonperforming Loans

dollars in thousands

	Years Ended December 31,
	2004	2003	2002	2001	2000
Non-accrual loans	$13,306	$12,362	$18,435	$12,625	$5,608

Loans past due 90 days or more still accruing	40	3	0	1,168	345

Restructured loans	0	0	223	252	0

Total nonperforming loans	$13,346	$12,365	$18,658	$14,045	$5,953

Foreclosed properties	4,446	3,793	6,338	7,330	3,142

Total nonperforming assets	$17,792	$16,158	$24,996	$21,375	$9,095

Non-performing assets to total loans were 3.1% at December 31, 2004 as compared to 2.9% at December 31, 2003. The increase in nonperforming assets during the year ended December 31, 2004 was due primarily to management’s continued efforts in identifying problem credits and an increase in bankruptcy filings. It is anticipated that the level of nonperforming loans will gradually improve as management resolves problem loans. Loan delinquencies, defined as loans past due more than 30 days, were 3.3% of the total loan portfolio on December 31, 2004, and 3.2% at December 31, 2003. Provision expense equaled $2.5 million and $3.6 million in 2004 and 2003 respectively.

Supplemental Loan Information as of December 31, 2004
dollars in thousands

				Other real
		% of		estate owned	Year-to-
	Loans	Total	Nonaccrual	and	date net	Allocation of
	outstanding	Loans	loans	repossessions	charge-offs	allowance
Real Estate — residential	$156,436	27%	$3,269	$3,554	$171	$1,890
Real Estate — construction	121,518	21%	156	103	1,293	531
Real Estate — other	129,943	23%	5,830	809	960	1,441
Commercial	137,600	24%	3,609	0	1,474	1,604
Consumer	24,147	4%	442	55	548	843
Other	4,229	1%	0	0	(11)	41
Unallocated	0	0	0	0	0	96

Total gross loans	$573,873	100%	$13,306	$4,521	$4,435	$6,446
Deferred fees and costs	(370)

Net loans	$573,503

In addition to the nonaccrual loans, management has internally identified an additional $20.1 million in loans as potential problem credits. These loans are performing loans but are classified due to payment history, decline in the borrower’s financial position or decline in collateral value. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Loans classified as doubtful have all the weaknesses inherent in one classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. The following table shows the amount in each classification.

Summary of Performing
Classified Loans
As of December 31, 2004

dollars in thousands

Substandard	$18,880
Doubtful	1,176
Loss	0

Total	$20,056

No material portion of these loans represents loans to one borrower or a group of affiliated borrowers. Management believes the balance of the allowance for loan losses to be adequate as of December 31, 2004 based on its internal evaluation of the allowance for loan losses and loan portfolio. Quarterly, the allowance for loan losses is evaluated under the provision of SFAS 114 and 118. Under these guidelines, specific reserves are allocated for loans considered impaired. A general reserve is also maintained for the Company’s homogeneous loans. The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Although management believes the allowance for loan losses at December 31, 2004 to be adequate, further deterioration in problem credits, the results of the loan review process, or the impact of deteriorating economic conditions on other businesses, could require increases in the provision for loan losses and could result in future charges to earnings which could have a significant negative impact on net earnings

DEPOSITS

Deposits, our primary source of funding asset growth, were $731.5 million at December 31, 2004, and increase of $59.9 million over the December 31, 2003 balance of $671.6 million. This 8.9% increase is primarily due to the opening of two branches in Williamson County in 2004. Deposit growth was greater than loan growth in 2004, resulting in a decrease in loan to deposit ratio from 82.0% at year end 2003 to 78.4% at year end 2004. The Company will continue to target low-cost deposits to minimize interest expense and for their potential for providing deposit fee income.

The amount of time deposits of $100,000 or more outstanding at December 31, 2004 by time remaining until maturity is as follows:

Deposit Maturity
dollars in thousands

Under 3 months	$21,348
4 - 6 months	26,800
7 - 12 months	52,092
Over 12 months	105,317

Total	$205,557

Brokered certificates of deposit totaling $54.2 million are included in the above totals. These brokered deposits were used to purchase specific securities as part of the Company’s leverage transaction in 2003 and have not been used as a general funding or liquidity source of the Company.

KEY RATIOS

Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

Performance Indicators

	December 31, 2004	December 31, 2003
Return on Average Assets	0.22%	0.14%
Return on Average Equity	3.37%	2.25%
Dividend Payout Ratio	28%	88%
Average Equity to Average Assets Ratio	6.59%	6.27%

INCOME TAXES

Income tax expense for 2004 totaled $648,000 as compared to $595,000 for 2003. When measured as a percentage of income before taxes, the Company’s effective tax rate was 25.6% in 2004 as compared to 35.1% in 2003. Effective tax rates are lower than statutory rates due primarily to the interest from investment in tax exempt municipal bonds.

FINANCIAL CONDITION

Balance Sheet Summary

The Company’s total assets increased $70.9 million or 8.5% to $904.2 million at December 31, 2004 from $833.3 million at December 31, 2003. This increase was primarily the result of a $38.8 million increase in the securities portfolio along with a $22.9 million or 4.2% increase in the loan portfolio. Loan growth for 2004 was impacted by the sale of $17.3 million in loans in connection with the sale of the Bank of Dyer.

Total liabilities increased $67.9 million or 8.7% to $846.5 million at December 31, 2004 compared to $778.6 million at December 31, 2003. Deposits, which are the Company’s primary source of funding growth, grew $59.8 million or 8.9% to $731.5 million. Deposit growth was impacted by the $27.6 million reduction in deposits in connection with the sale of the Bank of Dyer. Repurchase agreements increased $10.1 million or 30.6% since December 31, 2003. Outstanding Federal Home Loan Bank advances declined by $852,000 in 2004.

Shareholders’ equity increased $3.0 million to $57.7 million at December 31, 2004, up 5.5% from $54.7 million at year end 2003 largely due to exercise of stock options. See “Capital Position and Dividends” for further analysis.

Liquidity and Asset Management

The Company’s management seeks to maximize net interest income by managing the Company’s assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is the ability to maintain sufficient cash levels necessary to fund operations, meet the requirements of depositors and borrowers and fund attractive investment opportunities. Higher levels of liquidity bear corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets and higher interest expense involved in extending liability maturities. Liquid assets including cash, due from banks and federal funds sold totaled $39.8 million at December 31, 2004. In addition, the Company has $102.1 million in unpledged securities to secure additional borrowing capacity for liquidity needs.

The Company’s primary source of liquidity is a stable core deposit base. Payments from the loan and investment portfolios provide a secondary source. Borrowing lines with correspondent banks, the Federal Home Loan Bank and the Federal Reserve augment these traditional sources. Repurchase agreements, brokered certificates of deposit, and public fund deposits are alternative sources of funding to which the Company has access. As of December 31, 2004, the Company had approximately $25.4 million of additional borrowing capacity from the Federal Home Loan Bank.

The Company’s securities portfolio consists of earning assets that provide liquidity and interest income. For those securities classified as held-to-maturity the Company has the ability and intent to hold these securities to maturity. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Cash flows totaling approximately $52.6 million are projected to be generated from the securities portfolio within the next twelve months.

Also providing monthly cash flow is the Company’s loan portfolio. At December 31, 2004, projected cash flows of approximately $258.2 million will be generated from the loan portfolio within twelve months. Continued emphasis will be placed on amortizing loan structures.

As for liabilities, time deposits greater than $100,000 of approximately $100.2 million will become due during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these transaction accounts in the future. Management believes that deposit growth in the markets it serves, particularly Williamson County, will be sufficient to fund the Company’s expected loan growth. The focus of the branch retail network will be on generating deposit growth and relationship building. The certificate of deposit base consists of local in-market deposits at competitive rates and is considered to be core deposits by management. Excess funds that are not used to fund loan growth will continue to be invested either in short-term government agency bonds or amortizing mortgage-backed securities to provide future cash flow.

Management believes that with current liquid assets, present maturities, borrowing sources and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the near term future. However, the Company’s bank borrowings and subordinated debentures have certain interest payment requirements and the Company has certain operating expenses at the holding company level, which require dividends or management fees from the Company’s bank subsidiaries in order to be funded. The Company’s recent asset quality problems have resulted in regulatory restrictions on its subsidiaries’ ability to pay dividends or management fees to the holding company without prior regulatory approval. The Company anticipates that it will be able to meet required payments on its outstanding debt and subordinated debentures for the next four quarters through available cash resources. The Company’s regulators have considerable discretion in determining whether to grant required approvals, and no assurance can be given that such approvals will be forthcoming. As described below, the Company’s BankTennessee subsidiary and its directors consented to the issuance of an agreed order with the Commissioner of the Department of Financial Institutions of the State of Tennessee pursuant to which, among other things, BankTennessee has agreed not to pay dividends, management fees, or centralized services fees to the Company without prior approval of the Commissioner. Following the sale of BankTennessee, the Company will no longer be restricted in the management and central services fees it can charge its bank subsidiaries.

Contractual Obligations

The Company has contractual obligations to make future payments on debt and lease agreements. Long-term debt, capital leases and junior subordinated debentures are reflected on the consolidated balance sheet, whereas, operating lease obligations for office space and equipment are not recorded on the consolidated balance sheet. The Company has no unconditional purchase obligations or other long-term obligations other than as included in the following table. These types of obligations are more fully discussed in Notes 6, 11 and 12 of the Consolidated Financial Statements included in this Annual Report. Total contractual obligations of the Company as of December 31, 2004 are as follows:

Contractual Obligations
dollars in thousands

		Less than 1			More than 5
	Total	year	1 - 3 years	3 - 5 years	years
Long-Term Debt Obligations	$55,550	$1,000	$13,668	$39,668	$1,214
Capital Leases	0	0	0	0	0
Operating Leases	2,625	594	1,771	253	7
Purchase Obligations	0	0	0	0	0
Other Long-term Liabilities	12,000	0	0	0	12,000

Total	$70,175	$1,594	$15,439	$39,921	$13,221

Off Balance Sheet Arrangements

At December 31, 2004, the Company had unfunded loan commitments outstanding of $150.2 million and unfunded lines of credit and letters of credit of $3.7 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiaries have the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiaries could sell participations in these or other loans to correspondent banks.

Capital Position and Dividends

At December 31, 2004, total shareholders’ equity was $57.7 million or 6.4% of total assets. The increase of $3.0 million in shareholders’ equity for 2004 results from the Company’s net income of $1.9 million, the exercise of stock options totaling $1.0 million and $668,000 in tax benefit relating to these options, and $394,000 in issuance of common stock through the Company’s Employee Stock Purchase Plan all offset by a $468,000 decrease in accumulated other comprehensive income. Shareholders’ equity was further reduced by the payment of cash dividends of $527,000 during 2004.

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

The Company and the Banks’ actual capital amounts and ratios at December 31, 2004 and 2003 are as follows:

Capital Ratios
dollars in thousands

			To be well
			capitalized under				Excess over
	Required		prompt corrective				well
	Minimum		action provisions		Actual		capitalized
December 31, 2004	Amount	Ratios	Amount	Ratios	Amount	Ratios	Amount
Tier I to average assets –leverage
Civitas BankGroup, Inc.	$36,029	4.00%	$45,036	5.00%	$68,562	7.61%	$23,526
Cumberland Bank	26,462	4.00%	33,078	5.00%	46,672	7.05%	13,594
BankTennessee	7,902	4.00%	9,878	5.00%	14,147	7.16%	4,269
Bank of Mason	297	4.00%	372	5.00%	996	13.40%	624

Tier I to risk-weighted assets
Civitas BankGroup, Inc.	21,931	4.00%	32,897	6.00%	68,562	12.50%	35,665
Cumberland Bank	16,316	4.00%	24,473	6.00%	46,672	11.44%	22,199
BankTennessee	5,138	4.00%	7,707	6.00%	14,147	11.01%	6,440
Bank of Mason	143	4.00%	215	6.00%	996	27.83%	781

Total capital to risk-weighted assets
Civitas BankGroup, Inc.	43,862	8.00%	54,828	10.00%	74,594	13.61%	19,766
Cumberland Bank	32,631	8.00%	40,789	10.00%	51,051	12.52%	10,262
BankTennessee	10,276	8.00%	12,845	10.00%	15,756	12.27%	2,911
Bank of Mason	286	8.00%	358	10.00%	1,041	29.09%	683

In 2004, BankTennessee and its directors consented to the issuance of an agreed order by the Commissioner of the Tennessee Department of Financial Institutions (the “Commissioner”). In the order, BankTennessee and its directors agreed not to engage in certain practices, including, but not limited to, failing to fully comply with an earlier agreement with the Commissioner, engaging in lending practices that resulted in a large volume of low quality assets, having an inadequate allowance for loan losses, low net operating earnings, inadequate liquidity and capital for its risk profile, failing to operate with effective management and oversight of management, and failing to comply with legal lending limit and other regulatory requirements. BankTennessee agreed to take certain actions, including but not limited to assessing its management quality, notifying the Commissioner of additions or subtractions from its senior executive officers and directors, maintaining Tier One leverage capital ratio of at least seven percent (7%), taking actions to reduce the level of classified assets, correct loan documentation exceptions, and reduce credit concentrations, maintain adequate allowance for loan losses and loan grading system, improve earnings level consistently with an earning improvement plan, assure adequate internal audits and reduce the bank’s reliance on volatile funding sources. BankTennessee also agreed not to pay any dividends, management fees or centralized services fees to the Company without prior approval of the Commissioner. In 2004, BankTennessee did not pay any dividends to the Company but did pay approximately $238,000 in management fees and $1.2 million in centralized services fees to the Company. Centralized service fees were paid for services including accounting and financial reporting, information technology, loan and deposit operations, human resources, investment management, special asset management, marketing and public relations, credit administration and risk management. Under Tennessee banking law, the Commissioner can enforce an agreed order such as this by injunction or by civil money penalties of up to $500 per day per violation, and in the case of violations by directors, by removal from office.

Quarterly Financial Information

Set forth below is certain quarterly financial information:

Selected Quarterly Financial Data
dollars in thousands except per share data

		2004 Quarters				2003 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Summary of Operations
Interest income	$10,601	$9,984	$10,860	$11,473	$10,314	$10,326	$9,942	$10,694
Interest expense	3,871	3,794	4,340	4,836	4,128	3,953	3,969	4,027
Net interest income	6,730	6,190	6,520	6,637	6,186	6,373	5,973	6,667
Provision for loan losses	561	508	577	821	424	2,058	583	514
Noninterest income	1,777	2,416	1,821	1,732	1,646	1,976	2,160	1,626
Noninterest expense	6,829	7,206	7,495	7,294	6,768	6,834	7,098	6,632
Net income	754	613	253	264	402	(345)	308	733
Earnings per share	0.04	0.04	0.02	0.01	0.03	(0.02)	0.02	0.04

Balance Sheet Highlights
Total Assets	$824,842	$839,209	$884,756	$904,221	$766,932	$773,946	$832,319	$833,320
Securities	194,284	226,646	236,264	242,129	135,171	145,545	182,464	203,371
Loans, net of deferred fees	551,750	532,039	567,601	573,503	546,736	549,064	551,727	550,565
Allowance for loan losses	(8,463)	(7,794)	(7,779)	(6,446)	(8,505)	(8,623)	(8,402)	(8,414)
Deposits	672,629	688,902	734,272	731,469	640,692	638,150	685,642	671,636
Borrowings	78,590	79,463	76,663	98,493	62,385	73,288	76,432	90,438
Shareholders’ equity	56,501	54,534	56,773	57,736	45,203	45,044	53,735	54,741

RISK FACTORS

Investing in the Company’s common stock involves various risks which are particular to the Company, its industry and its market area. Several risk factors regarding investing in the Company’s common stock are discussed below. This listing should not be considered as all-inclusive. If any of the following risks were to occur, the Company may not be able to conduct its business as currently planned and its financial condition or operating results could be negatively impacted. These matters could cause the trading price of the Company’s common stock to decline in future periods.

The amount of the Company’s non-performing loans, net charge-offs and provision for loan losses for the fiscal years ended 2004, 2003 and 2002 have had the effect of reducing the Company’s net income and return on assets. If further deterioration in the Company’s asset portfolio occurs, the Company could likely incur additional loan charge-offs and increased provisions for loan losses which would negatively impact future earnings.

While the Company’s amount of non-performing assets (non-performing loans and foreclosed properties) declined from approximately $25.0 million at December 31, 2002 to approximately $16.2 million at December 31, 2003, it increased to approximately $17.8 million at December 31, 2004. Total non-performing loans were $13.3 million at December 31, 2004, as compared to $12.4 million at December 31, 2003 and $18.7 million at December 31, 2002. As a percentage of total loans, non-performing loans were 2.3%, 2.3% and 3.6%, at December 31, 2004, 2003 and 2002, respectively. As a result of these asset quality problems, the Company has experienced increased provisions for loan losses which continue to negatively impact net income. For the fiscal year ended December 31, 2004, the Company’s provision for loan losses totaled $2.5 million, compared to $3.6 million for the year ended December 31, 2003 and $6.8 million for the year ended December 31, 2002. Although the provision for loan losses has declined in each of the last two fiscal years, it remains at levels higher than historical averages for the Company and higher than banks of similar size serving similar markets. This increased level of provision for loan losses continues to negatively impact the Company’s net income and continued deterioration of economic conditions and further identification of borrowers experiencing financial weaknesses could cause additional charge-offs and provision for loan losses and increases in non-performing assets further negatively impacting net income.

The level of the Company’s allowance for loan losses and the amount of the provision involve evaluation of uncertainties and matters of judgment. Further deterioration in problem credits, the results of ongoing internal evaluations and reviews of the loan portfolio, or the impact of deteriorating economic conditions on other businesses, could require increases in the provision for loan losses and could result in future charges to earnings which could have a significant negative impact on net earnings. Furthermore, the Company believes that continued deterioration in the economy in both its primary market areas and nationally could have a significant impact on loans not currently identified as problems as well as those that are identified.

The Company experienced a declining net interest margin in 2003 and 2004.

The Company’s net interest margin declined from 3.48% for the year ended December 31, 2003 to 3.30% for the year ended December 31, 2004 primarily as a result of declining interest rates, the Company’s continued asset quality problems, the Company’s increased focus on originating secured real estate loans, and the related reduction in yield resulting from this strategy and the Company’s investment of excess deposit growth in investment securities. While the Company believes that its net interest margin will improve in 2005 over 2004 as interest rates increase and it continues to invest in higher earning assets, future compression of its net interest margin could negatively impact the Company’s net income, its earnings per share and its ability to fund its operations.

The Company and its bank subsidiary, Cumberland Bank, have executed written agreements and agreed orders with bank regulators that impose certain obligations on the Company, including obligations with respect to the maintenance of minimum capital levels and prohibit the Company from paying dividends to its shareholders without prior regulatory approval.

The Company and its subsidiary, Cumberland Bank, have committed to bank regulatory officials to take various actions, including to reduce the level of criticized or non-performing loans, to improve loan underwriting and loan review, problem loan resolution and collection, and strategic and capital planning, to obtain prior regulatory approval before incurring additional holding company indebtedness, repurchasing shares, or paying dividends from Cumberland Bank to the holding company or from the holding company to shareholders, and to maintain certain capital levels at subsidiary banks in excess of those required for well capitalized status. The most restrictive of these provisions would require the Company to maintain a Tier I leverage ratio of at least 7.0% at Cumberland Bank. The Company believes it and its subsidiaries were in compliance in all material respects with these agreements at December 31, 2004. The Company and its subsidiaries intend to continue to comply with these agreements. The Company believes that the earnings from operations and available funds will be sufficient to allow the Company to meet all these commitments and the requirements for well-capitalized status through 2005. However, the Company’s regulators have considerable discretion in determining whether to grant required approvals, and no assurance can be given that such approvals will be forthcoming.

If the Company’s bank subsidiaries were unable to pay dividends to the Company as a result of a regulatory agency’s refusal to grant necessary approval, or for any other reason the Company would be limited to parent company fees to fund its operating expenses and would need to obtain alternative financing sources, such as proceeds of an offering of its equity securities or the borrowing of additional amounts in order to meet its debt servicing obligations, including its senior bank debt and its subordinated debt obligation on the trust preferred securities issued by Cumberland Capital Trust I and Cumberland Capital Trust II. The Company’s bank borrowings and trust preferred securities have certain payment requirements totaling approximately $1.0 million for 2005. The Company also has certain operating expenses at the holding company level which it expects to be approximately $7.0 million in 2005. The Company requires dividends or management or central services fees from its bank subsidiaries in order for it to be able to make these required payments. As described above, the Company and certain of its subsidiaries have agreed to certain regulatory restrictions on the subsidiaries’ ability to pay dividends to the Company without prior regulatory approval. In connection with the sale of BankTennessee, the Company agreed to continue to provide certain services pursuant to a centralized services agreement for a six-month period, but does not currently anticipate providing such services for a longer period.

If these required regulatory approvals are not received, and the Company’s bank subsidiaries are unable to pay dividends to the Company in amounts sufficient to fund these costs, the Company could be required to raise additional capital in order to make these payments. If it is necessary for the Company to raise this additional capital through an offering of its equity securities, its existing shareholders would have their ownership interest in the Company diluted.

Fluctuations in interest rates could adversely affect the Company’s net interest income and impact funding sources.

The results of operations of banking institutions generally, and of the Company’s bank subsidiaries specifically, are materially affected by general economic conditions, the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities as well as other factors that affect market rates of interest. The Company’s profitability is significantly dependent on “net interest income,” which is the difference between interest income on interest-earning assets, like loans and investments, and interest expense on interest-bearing liabilities, like deposits and borrowings. Thus, any change in general market interest rates, whether as a result of changes in monetary policies of the Federal Reserve or otherwise, could have a significant effect on the Company’s funding costs, net interest margin and net interest income and, consequently, the Company’s earnings per share. Although the Company’s bank subsidiaries actively manage their exposure to interest rate changes, these changes are beyond their control and the bank subsidiaries cannot fully insulate themselves from the effect of rate changes.

As interest rates change, the Company expects that it will periodically experience “gaps” in the interest rate sensitivities of its assets and liabilities, meaning that either its interest-bearing liabilities will be more sensitive to changes in market interest rates than its interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to the Company’s position, this “gap” may work against the Company, and its earnings may be negatively affected.

Changes in the level of interest rates also may negatively affect the Company’s ability to originate real estate loans, the value of its assets and its ability to realize gains from the sale of its assets, all of which ultimately affect the Company’s earnings. A decline in the market value of the Company’s assets may limit its ability to borrow additional funds or result in its lenders requiring additional collateral from it under its loan agreements. As a result, the Company could be required to sell some of its loans and investments under adverse market conditions, upon terms that are not favorable to it, in order to maintain its liquidity. If those sales are made at prices lower than the amortized costs of the investments, the Company will incur losses.

The Company has relatively high amounts of construction and development loans, which have a greater credit risk than residential mortgage loans or a more diversified loan portfolio.

Construction and development lending is a significant portion of the Company’s loan portfolio. It carries a high dollar percentage of construction and development loans in its portfolio, i.e., approximately 21.2% of its total loans as of December 31, 2004. This type of lending is generally considered to have higher credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate project. Consequently, these loans are more sensitive to adverse conditions in the real estate market or the general economy. These loans are generally less predictable and more difficult to evaluate and monitor, and collateral may be difficult to dispose of in a market decline. As part of its underwriting practices, the Company performs interest rate shock analysis on its borrowers of construction and development loans in an attempt to mitigate potential credit risk. If the Company’s bank subsidiaries experience significant construction loan loss because they inaccurately estimated the cost and value of construction loan projects or because of a general economic downturn, the Company could experience earnings loss which would reduce its net tangible book value.

The Company’s outstanding senior bank debt contains certain financial and operational covenants. In the event that the Company is not able to comply with, or obtain waivers of breaches of, these covenants it would be in default under the terms of its senior debt.

On December 13, 2004, the Company entered into a Loan Agreement with First Tennessee Bank, National Association under which the Company borrowed $5 million and established a line of credit for an additional $250,000. The Company used the proceeds of this loan to repay its existing outstanding senior debt. This new loan is secured by all of the capital stock of the Company’s Cumberland Bank bank subsidiary held by the Company. The Company has agreed to certain financial and operational covenants under the terms of its senior debt, including the maintenance of certain capital levels and levels of its allowance for loan losses, the ratio of its non performing loans to total loans, and limiting its ability to incur additional indebtedness and to pay dividends. The failure by the Company to comply with these covenants or to obtain waivers from First Tennessee of any breaches of these covenants would result in the Company being in default under the terms of its senior debt. In the event that the Company was not successful in obtaining a waiver of any future breach of any covenant or other event of default under its senior debt, it would be required to repay all amounts then outstanding under the terms of its senior debt, which payment obligation could have a material adverse effect on its results of operations and financial condition. On March 15, 2005, First Tennessee granted the Company a waiver of its failure to comply with the financial covenant related to the Company’s return on average assets. The Company can give no assurances that it will be able to secure such waivers in the future, if necessary.

The amount of common stock owned by the Company’s officers and directors may make it more difficult to obtain shareholder approval of potential takeovers that they oppose.

As of December 31, 2004, directors and executive officers beneficially owned approximately 28.6% of the Company’s common stock. The common stock and option ownership of the Company’s board and management, could make it difficult or expensive to obtain majority support for shareholder proposals or potential acquisition proposals of the Company that its directors and officers oppose.

The Company’s internal control over financial reporting may have weaknesses or inadequacies that may be material.

Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company to perform an evaluation of its internal control over financial reporting and the Company’s auditor to attest to such evaluation on an annual basis. For the fiscal year ended December 31, 2004, management has not yet prepared its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 nor has the Company’s registered public accounting firm prepared its attestation. In reliance on an exemptive order of the Securities and Exchange Commission, the Company anticipates that management’s report on internal control over financial reporting and the related report of the Company’s registered public accounting firm will be included in an amendment to this Form 10-K filed with the SEC within 45 days following March 16, 2005. While management currently believes that the Company’s internal control over financial reporting was effective at December 31, 2004 and that there were no material weaknesses with respect to the internal control over financial reporting as of such date, the Company can give no assurance that it will not discover any material weaknesses prior to filing its amendment to the Form 10-K or that its internal control over financial reporting was effective as of December 31, 2004.

Ongoing compliance with these requirements is expected to be expensive and time-consuming and may negatively impact the Company’s results of operations. The Company can not make any assurances that it will not discover material weaknesses in its internal control over financial reporting in the future. If it discovers any material weaknesses in the future, it may be required to make material changes to its internal control over financial reporting which could negatively impact its results of operations. In addition, if the Company discovers such material weaknesses, its management may not be able to conclude that the Company’s internal control over financial reporting is effective or the Company’s registered public accounting firm may not be able to attest that the Company’s internal control over financial reporting was effective. If the Company cannot conclude that its internal control over financial reporting is effective or if its registered public accounting firm is not able to timely attest to such evaluation, the Company may be subject to regulatory scrutiny, and a loss of public confidence in its internal control over financial reporting which may cause the value of the Company’s common stock to decrease.

The Company’s key management personnel may leave at any time.

The Company’s future success depends to a significant extent on the continued service of its key management personnel, especially Richard Herrington, its president and chief executive officer, and its bank subsidiaries’ presidents. The Company does not have employment agreements with any of its personnel, however, members of senior management, including Richard Herrington, are awarded equity incentives which would be forfeited, to the extent not vested, upon termination. The Company can provide no assurance that it will be able to retain any of its key officers and employees or attract and retain qualified personnel in the future.

The Company, as well as its bank subsidiaries, operate in a highly regulated environment and are supervised and examined by various federal and state regulatory agencies who may adversely affect the Company’s ability to conduct business.

The Tennessee Department of Financial Institutions and the Board of Governors of the Federal Reserve System supervise and examine the Company’s bank subsidiaries. Because the bank subsidiaries’ deposits are federally insured up to $100,000, the Federal Deposit Insurance Corporation also regulates the bank subsidiaries. The Federal Reserve also regulates the Company, as a bank holding company. In addition, the Office of Thrift Supervision supervises and regulates The Murray Bank, which is a federal savings bank. These and other regulatory agencies impose certain regulations and restrictions on the bank subsidiaries, including:

•	meeting explicit standards as to capital and financial condition;

•	limitations on the permissible types, amounts and extensions of credit and investments;

•	restrictions on permissible non-banking activities; and

•	restrictions on dividend payments.

Federal and State regulatory agencies have extensive discretion and power to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies. As a result, the Company must expend significant time and expense to assure that it is in compliance with regulatory requirements and agency practices.

The Company, as well as its bank subsidiaries, also undergoes periodic examinations by one or more regulatory agencies. Following such examinations, the Company may be required, among other things, to make additional provisions to its allowance for loan loss or to restrict its operations. These actions would result from the regulators’ judgments based on information available to them at the time of their examination. The bank subsidiaries’ operations are also governed by a wide variety of state and federal consumer protection laws and regulations. These federal and state regulatory restrictions limit the manner in which the Company, and the bank subsidiaries, may conduct business and obtain financing. These laws and regulations can and do change significantly from time to time, and any such change could adversely affect the Company’s results of operations.

The Company risks losing customers because it competes with often larger, more comprehensive financial service institutions for customer lending and investment business in the markets it serves.

The banking and financial services business is highly competitive, especially in Williamson County, Tennessee generally, and in the market areas of Cumberland Bank specifically. At June 30, 2004, Cumberland Bank had 6.49% of the total bank deposits in Williamson County, its primary market. The Company’s bank subsidiaries compete for loans, deposits and customers and the delivery of other financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers. Many of these competitors have much greater total assets and capitalization than does the Company. These larger institutions have higher lending limits, have greater access to capital markets and offer a broader array of financial services, such as trust services and international banking services, than the Company’s bank subsidiaries.

The Company is geographically concentrated in the Nashville, Tennessee MSA, and changes in local economic conditions impact its profitability.

Following the sale of the Company’s BankTennessee and Bank of Dyer subsidiaries, the Company operates primarily in the Nashville, Tennessee MSA, and substantially all of its loan customers and most of its deposit and other customers live or have operations in the Nashville MSA. Accordingly, the Company’s success significantly depends upon the growth in population, income levels, deposits and housing starts in the Nashville MSA, along with the continued attraction of business ventures to the area. The Company’s profitability is impacted by the changes in general economic conditions in this market. Additionally, unfavorable local or national economic conditions could reduce the Company’s growth rate, affect the ability of the Company’s customers to repay their loans to the Company and generally affect the Company’s financial condition and results of operations.

The Company is less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, the Company cannot give any assurance that it will benefit from any market growth or favorable economic conditions in its primary market areas if they do occur.

The Company’s common stock is traded on the over-the-counter bulletin board and, as such, has less liquidity than the average stock quoted on a national securities exchange.

The trading volume in the Company’s common stock on the over-the-counter bulletin board has been relatively low when compared with larger companies listed on national stock exchanges or other markets. The Company cannot say with any certainty that a more active and liquid trading market for its common stock will develop. Because of this, it may be more difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares.

The Company cannot predict the effect, if any, that future sales of its common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of its common stock. The Company, therefore, can give no assurance that sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of its common stock to decline or impair the Company’s future ability to raise capital through sales of its common stock.

The market price of the Company’s common stock may fluctuate in the future, and these fluctuations may be unrelated to the Company’s performance. General market price declines or overall market volatility in the future could adversely affect the price of the Company’s common stock, and the current market price may not be indicative of future market prices.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

A key element in the financial performance of financial institutions is the level and type of interest rate risk assumed. Responsibility for managing interest rate, market, and liquidity risk rests with our corporate Asset/Liability management Committee (ALCO). A significant measure of interest rate risk is the relationship of the repricing periods of earning assets and interest-bearing liabilities. The more closely the repricing periods are correlated, the less interest rate risk we assume. In general, community bank customer preferences tend to push the average repricing period for costing liabilities to a shorter time frame than the average repricing period of earning assets, resulting in a net liability sensitive position in time frames less than one year. A summary of the repricing schedule of our interest earning assets and interest-bearing liabilities (Gap) at year-end 2004 follows:

Interest Rate Sensitivity
dollars in thousands

	1-90 Days	91-365 Days	1 - 5 Years	Over 5 Years	Total
Interest earning assets:
Loans, net	$295,861	$84,443	$160,759	$32,440	$573,503
Securities available for sale	11,298	27,281	61,659	35,188	135,426
Securities held to maturity	3,419	10,621	41,958	50,705	106,703
Federal funds sold	12,166	0	0	0	12,166
Interest-earning deposits	4,198	793	99	0	5,090

Total interest earning assets	$326,942	$123,138	$264,475	$118,333	$832,888
Interest bearing liabilities:
Interest bearing demand deposits	$238,958	$0	$0	$0	$238,958
Savings deposits	28,742	0	0	0	28,742
Time deposits	51,967	156,356	172,373	2,136	382,832
FHLB borrowings	0	1,000	12,000	38,000	51,000
Notes payable	0	0	2,224	2,326	4,550
Federal funds purchased and repurchase agreements	42,943	0	0	0	42,943
Subordinated debentures	12,000	0	0	0	12,000

Total interest bearing liabilities	$374,610	$157,356	$186,597	$42,462	$761,025
Rate sensitive gap	(47,668)	(34,218)	77,878	75,871	71,863

Rate sensitive cumulative gap	(47,668)	(81,886)	(4,008)	71,863
Cumulative gap as a percentage of earnings assets	(5.72%)	(9.83%)	(0.48%)	8.63%

Civitas BankGroup’s primary business is banking and the resulting earnings, primarily net interest income, are susceptible to changes in market interest rates. Net interest income represented 84.7% of net revenues (net interest income and noninterest income) for 2004. Likewise, it is management’s goal to maximize net interest income within acceptable levels of interest rate and liquidity risks. Repricing gap (the difference between assets and liabilities that reprice within a specific time period) and simulation modeling (projecting net interest income under various interest rate scenarios and balance sheet assumptions) are the primary methods the bank uses in analyzing and managing interest rate risk.

Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. It does not consider that changes in interest rates do not affect all categories of assets and liabilities equally or simultaneously. For instance, the change in rate our deposit base realizes in relation to the total change in market interest rates is significantly less than that of our asset base. When this is taken into account, repricing liabilities are substantially shorter in the three and six month time horizons with a more evenly matched one year gap.

Simulation modeling projects net interest income under various interest rate scenarios based on the optionality inherent in the balance sheet. The following table depicts projected net income at December 31, 2005, with rates unchanged and if rates immediately rise or fall 100 or 200 basis points.

Market Risk
dollars in thousands

	Down	Down
	200	100	Base	Up 100	Up 200
Net Interest Income	$22,983	$25,191	$27,331	$28,559	$29,450
Change from Base	(4,349)	(2,140)		1,228	2,118
% Change from Base	-15.9%	-7.8%		4.5%	7.8%

Both methods are inherently uncertain and cannot precisely estimate net interest income nor predict the impact of changes in market interest rates on net interest income. As such, investors are cautioned not to place undue reliance on such estimates and models.

Expected Maturity Date
dollars in thousands

			Year Ending December 31,
		2006 to	2008 to	2010		FAIR
	2005	2007	2009	Thereafter	TOTAL	VALUE

INTEREST-EARNING ASSETS:

Loans, net of unearned interest: (1)

Variable rate	285,590	5,539	532	0	291,661	289,819
Average interest rate	5.56%	5.39%	5.66%	0.00%	5.56%
Fixed rate	80,938	77,014	95,600	28,290	281,842	247,924
Average interest rate	6.02%	6.58%	6.32%	5.53%	6.22%
Securities (2)	52,918	63,832	39,785	85,894	242,129	242,948
Average interest rate	3.91%	4.33%	4.52%	4.64%	4.38%
Federal funds sold	12,166	0	0	0	12,166	12,166
Average interest rate	2.50%	0	0	0	2.50%
Interest-earning deposits in financial institutions	4,991	99	0	0	5,090	5,090
Average interest rate	2.11%	3.40%	0	0	2.13%

INTEREST-BEARING LIABILITIES:

Interest-bearing deposits	476,024	113,129	59,244	2,135	650,532	693,398
Average interest rate	1.59%	3.26%	3.96%	4.49%	2.10%
Federal funds purchased	0	0	0	0	0	0
Average interest rate	0	0	0	0	0
Other borrowings	13,000	3,112	11,112	40,326	67,550	70,128
Average interest rate	5.52%	4.38%	5.43%	4.74%	4.99%

(1)	Loan amounts and weighted average interest rates for loans net out any undisbursed loan proceeds, make no assumptions about loan prepayments, and do not include the allowance for loan losses.
(2)	Securities include our investment in obligations of certain political subdivisions within the State of Tennessee. Average interest rates have not been adjusted for any federal, state, or municipal tax liability that we may incur.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Civitas BankGroup, Inc.
Franklin, Tennessee

We have audited the consolidated balance sheets of Civitas BankGroup, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Civitas BankGroup, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Chizek and Company LLC

Brentwood, Tennessee
March 16, 2005

CIVITAS BANKGROUP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

(Dollars in thousands, except share and per share amounts)

	2004	2003
ASSETS:
Cash and due from banks	$27,640	$19,977
Federal funds sold	12,166	15,081

Total cash and cash equivalents	39,806	35,058

Interest-bearing deposits in other financial institutions	5,090	4,046
Securities available for sale	135,426	140,844
Securities held to maturity (fair value $107,522 and $62,984)	106,703	62,527
Loans	573,503	550,565
Allowance for loan losses	(6,446)	(8,414)

Loans, net	567,057	542,151
Premises and equipment, net	21,794	22,280
Restricted equity securities	5,748	5,478
Other real estate	4,446	3,793
Investment in unconsolidated affiliates	7,263	6,977
Goodwill	1,526	1,596
Accrued interest receivable	3,793	3,896
Other assets	5,569	4,674

Total assets	$904,221	$833,320

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Deposits
Non-interest bearing	$80,937	$68,032
Interest bearing	650,532	603,604

Total deposits	731,469	671,636
Notes payable	4,550	4,700
Federal funds purchased and repurchase agreements	42,943	33,886
Advances from Federal Home Loan Bank	51,000	51,852
Accrued interest payable	2,491	2,350
Subordinated debentures	12,000	12,000
Other liabilities	2,032	2,155

Total liabilities	846,485	778,579

Shareholders’ equity:
Common stock	8,789	8,568
Additional paid-in capital	38,191	35,930
Retained earnings	10,858	9,877
Accumulated other comprehensive income (loss)	(102)	366

Total shareholders’ equity	57,736	54,741

Total liabilities and shareholders’ equity	$904,221	$833,320

See accompanying notes to consolidated financial statements.

CIVITAS BANKGROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands, except share and per share amounts)

	2004	2003	2002
Interest income:
Loans, including fees	$33,390	$35,542	$38,977
Securities	8,951	5,302	2,877
Deposits in financial institutions	69	104	145
Federal funds sold	256	102	616
Restricted equity securities	252	226	233

Total interest income	42,918	41,276	42,848

Interest expense:
Deposits	13,047	12,434	14,920
Federal funds purchased and repurchase agreements	333	117	54
Advances from Federal Home Loan Bank	2,526	2,516	2,538
Subordinated debentures	592	591	662
Notes payable	343	419	469

Total interest expense	16,841	16,077	18,643

Net interest income	26,077	25,199	24,205

Provision for loan losses	2,467	3,579	6,800

Net interest income after provision for loan losses	23,610	21,620	17,405

Noninterest income:
Service charges on deposit accounts	3,396	3,875	3,817
Other service charges, commissions and fees	854	980	1,490
Mortgage banking activities	1,143	1,690	1,645
Net gain on securities transactions	551	274	461
Net gain (loss) on sale of real estate	60	(224)	190
Income from unconsolidated subsidiaries	729	338	19
Other noninterest income	1,013	475	826

Total noninterest income	7,746	7,408	8,448

Noninterest expense:
Salaries and employee benefits	14,304	13,967	12,461
Occupancy and equipment	4,058	3,697	3,374
Data processing	1,604	1,499	1,505
Other real estate	1,046	714	652
Communication	561	582	518
Deposit insurance premiums	480	278	130
Other noninterest expense	6,771	6,595	6,464

Total noninterest expense	28,824	27,332	25,104

Income before income taxes	2,532	1,696	749
Income tax expense	648	595	228

Net income	$1,884	$1,101	$521

Net earnings per share – basic	$0.11	$0.07	$0.04
Net earnings per share – diluted	0.11	0.07	0.04

See accompanying notes to consolidated financial statements.

CIVITAS BANKGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands, except share and per share amounts)

	2004	2003	2002
Net income	$1,884	$1,101	$521

Other comprehensive income (loss):

Unrealized gains/(losses) on securities, net	(468)	(163)	470

Comprehensive income	$1,416	$938	$991

See accompanying notes to consolidated financial statements.

CIVITAS BANKGROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands, except share and per share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at January 1, 2002	13,808,236	$6,904	$22,289	$10,061	$59	$39 , 313

Issuance of common stock	1,342,710	671	4,700	0	0	5,371
Exercise of stock options	231,680	116	515	0	0	631
Cash dividends	0	0	0	(833)	0	(833)
Comprehensive income:
Net income	0	0	0	521	0	521
Other comprehensive income:
Change in unrealized loss on securities available for sale	0	0	0	0	754	754
Less: adjustment for gains included in net income	0	0	0	0	(284)	(284)

Total comprehensive income						991

Balance at December 31, 2002	15,382,626	7,691	27,504	9,749	529	45,473

Issuance of common stock	1,620,330	811	8,132	0	0	8,943
Exercise of stock options	132,100	66	294	0	0	360
Cash dividends	0	0	0	(973)	0	(973)
Comprehensive income:
Net income	0	0	0	1,101	0	1,101
Other comprehensive income:
Change in unrealized loss on securities available for sale	0	0		0	6	6
Less: adjustment for gains included in net income,	0	0	0	0	(169)	(169)

Total comprehensive income	0	0	0	0	0	938

Balance at December 31, 2003	17,135,056	8,568	35,930	9,877	366	54,741

Exercise of stock options	344,050	172	872	0	0	1,044
Issuance of common stock	56,253	28	366	0	0	394
Cash dividends	0	0	0	(527)	0	(527)
Stock dividends issued	43,505	21	355	(376)	0	0
Tax benefit – stock options	0	0	668	0	0	668
Comprehensive income:
Net income	0	0	0	1,884	0	1,884
Other comprehensive income (loss):
Change in unrealized loss on securities available for sale	0	0	0	0	(808)	(808)
Less: adjustment for realized gain included in net income	0	0	0	0	340	340

Total comprehensive income						1,416

Balance at December 31, 2004	17,578,864	$8,789	$38,191	$10,858	$(102)	$57,736

See accompanying notes to consolidated financial statements.

CIVITAS BANKGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands, except share and per share amounts)

	2004	2003	2002
Cash flows from operating activities:
Net income	$1,884	$1,101	$521
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	2,467	3,579	6,800
Depreciation and amortization	2,490	1,779	1,698
Operations of unconsolidated affiliates	(729)	(338)	(19)
Origination of mortgage loans held for sale	(52,975)	(79,912)	(61,824)
Proceeds from sale of mortgage loans held for sale	47,666	79,178	60,464
Federal Home Loan Bank stock dividend	(156)	(226)	(233)
Net (gain) on securities transactions	(551)	(274)	(461)
Net (gain) / loss on sale of other real estate	(60)	224	(190)
Net change in:
Deferred income tax benefits	687	255	205
Accrued interest receivable	103	26	771
Accrued interest payable and other liabilities	18	(550)	(1,038)
Other, net	(224)	1,264	(9,106)

Total adjustments	(1,264)	5,005	(2,933)

Net cash from operating activities	620	6,106	(2,412)

Cash flows from investing activities:
Net change in interest-bearing deposits in financial institutions	(1,044)	5,420	(4,903)
Purchases of securities available for sale	(146,700)	(148,961)	(83,088)
Proceeds from maturities, pay downs, and calls of securities available for sale	98,788	72,310	23,918
Proceeds from sales of securities available for sale	52,465	15,038	23,865
Purchases of securities held to maturity	(57,909)	(70,645)	(7,097)
Proceeds from maturities, pay downs, and calls of securities held to maturity	14,055	19,394	8,344
Net change in loans	(15,805)	(34,906)	(9,431)
Investments in unconsolidated affiliates	263	(395)	(1,118)
Purchases of premises and equipment, net	(550)	(693)	(1,193)
Proceeds from sale of real estate	7,205	9,384	9,710

Net cash from investing activities	(49,232)	(134,054)	(40,993)

Cash flows from financing activities:
Sale of branches	10,524	0	0
Net change in deposits	33,870	78,638	43,574
Net change in Federal funds purchased	(1,000)	1,000	(1,675)
Proceeds from Federal Home Loan Bank advances	0	1,000	1,300
Repayments of Federal Home Loan Bank advances	(852)	0	(1,300)
Proceeds from repurchase agreements	10,057	32,886	0
Proceeds from notes payable	4,550	0	0
Repayments of notes payable	(4,700)	(800)	(2,159)
Proceeds from issuance of subordinated debentures	0	0	0
Dividends paid	(527)	(927)	(830)
Repurchase and retirement of common stock	0	0	0
Proceeds from issuance of common stock	1,438	9,303	6,002

Net cash from financing activities	53,360	121,100	44,912

Net change in cash and cash equivalents	4,748	(6,848)	1,507
Cash and cash equivalents at beginning of year	35,058	41,906	40,399

Cash and cash equivalents at end of year	$39,806	$35,058	$41,906

Supplemental disclosure of cash flow information:
Interest paid	$16,700	$16,856	$19,508
Income taxes paid	67	30	1,253

Non-Cash Activities:
Assets acquired through foreclosure	9,090	7,063	9,388

See accompanying notes to consolidated financial statements.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

(Dollars in thousands, except share and per share amounts)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of Civitas BankGroup, Inc. conform to accounting principles generally accepted in the United States of America and to general practices within the banking and financial services industry. The significant policies are summarized as follows:

Basis of Presentation: The accompanying consolidated financial statements include the accounts of Civitas BankGroup, Inc. (the Company) and its subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation. As further discussed in Note 13, a trust that had previously been consolidated with the company is now reported separately.

Nature of Operations: Substantially all of the assets, liabilities, and operations presented in the consolidated financial statements are attributable to the Company’s three subsidiary banks: Cumberland Bank, BankTennessee, and Bank of Mason (collectively, the “Banks”). The Banks provide a variety of banking services to individuals and businesses through their 20 branches located across 10 counties in Middle and West Tennessee. Their primary deposit products are demand deposits, savings deposits, and certificates of deposit, and their primary lending products are residential and commercial real estate mortgages, and commercial and installment loans.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Disclosures provided and actual results could differ from those estimates. The allowance for loan losses, loan servicing rights, and fair value of financial instruments are particularly subject to change.

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for customer loans and deposit transactions, interest-bearing deposits in other financial institutions, repurchase agreements and federal funds purchased transactions.

Interest-bearing Deposits in Other Financial Institutions: Interest-bearing deposits in other financial institutions are carried at cost. Although the deposits in excess of $100 are not FDIC insured, the credit risk is nominal.

Cash and Due From Banks: Deposits in excess of $100 are not insured by the Federal Deposit Insurance Corporation. Although the Company has several deposit accounts with other banks in excess of this limit as of December 31, 2004, credit risk is considered nominal.

Restrictions on Cash: Included in cash and due from banks are legal reserve requirements, which must be maintained on an average basis in the form of cash and balances due from the Federal Reserve Bank. Cash on hand or on deposit with the Federal Reserve Bank of $5,633 and $921 was required to meet regulatory reserve and clearing requirements at year-end 2004 and 2003. These balances do not earn interest.

(Continued)

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

(Dollars in thousands, except share and per share amounts)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities: Debt securities are classified based on management’s intention on the date of purchase. Debt securities which management has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Debt securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Equity securities with readily determinable fair values are classified as available for sale.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments. Gains and losses on sales are recorded on the trade date and determined using the specific identification method. Securities are written down to fair value when a decline in fair value is not temporary.

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Mortgage loans held for sale are generally sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the cost allocated to the servicing right. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Loans: Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Consumer loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

(Continued)

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. The allowance is maintained at a level that management believes to be adequate to absorb risk inherent in the loan portfolio.

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

Servicing Rights: Servicing rights represent the allocated value of retained servicing rights on loans sold and the cost of purchased rights. Servicing assets are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the assets, using groupings of the underlying loans as to interest rates and then, secondarily, as to loan type and investor. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance, to the extent that fair value is less than the capitalized amount for a grouping.

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

(Continued)

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

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

	2004	2003	2002
Net income as reported	$1,884	$1,101	$521
Deduct: Stock-based compensation expense determined under fair value based method	(164)	(208)	(130)

Pro forma net income	$1,720	$893	$391

Basic earnings per share as reported	0.11	0.07	0.04
Pro forma basic earnings per share	0.10	0.06	0.01

Diluted earnings per share as reported	0.11	0.07	0.04
Pro forma diluted earnings per share	0.10	0.05	0.01

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

	2004	2003	2002
Risk-free interest rate	3.64%	3.44%	4.71%
Expected option life	4 yrs.	7 yrs.	7 yrs.
Expected stock price volatility	23.3%	8.8%	18%
Dividend yield	1.29%	0.93%	1.50%

Expected stock price volatility is calculated using the month ending stock price throughout the year. During 2004, the stock price ranged from $6.35 to $9.90. By contrast, the 2003 stock price remained relatively stable, ranging from $4.90 to $6.50.

(Continued)

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

(Dollars in thousands, except share and per share amounts)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Civitas BankGroup and its subsidiaries file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income or loss of the consolidated entity.

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

Adoption of New Accounting Standards: FASB Statement No. 123 Accounting for Stock Based Compensation, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter or year beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $190 during the balance of 2005, $273 in 2006, $244 in 2007, $203 in 2008 and $34 in 2009. There will be no significant effect on financial position as total equity will not change.

SOP 03-3 Accounting for Certain Loans or Debt Securities Acquired in a Transfer, requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition and should not be recorded at acquisition. It applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made.

These changes will be adopted in 2005.

(Continued)

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

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

Equity: The common stock has a $0.50 par value and 40,000,000 shares are authorized. At December 31, 2004 17,578,864 common shares were outstanding. Transfers from retained earnings are made for stock dividends using the fair value of shares issued.

Dividend Restrictions: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the banks to the Company or by the Company to shareholders. See Note 16 for more specific disclosure related to dividend restrictions.

NOTE 2 — INTEREST BEARING DEPOSITS

At December 31, 2004, the Company had demand deposits totaling $2.9 million at the Federal Home Loan Bank (FHLB). Additionally, the Company held $892,000 in certificates of deposit with non-affiliated banks.

NOTE 3 — SECURITIES

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2004	Cost	Gains	Losses	Value
U.S. Treasury and government agencies	$18,121	$2	$(51)	$18,072
State and municipal securities	4,333	31	(33)	4,331
Mortgage-backed securities	111,866	648	(620)	111,894
Marketable equity securities	1,078	0	0	1,078
Other debt securities	51	0	0	51

Total	$135,449	$681	$(704)	$135,426

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2003	Cost	Gains	Losses	Value
U.S. Treasury and government agencies	$10,113	$5	$(2)	$10,116
State and municipal securities	1,470	26	0	1,496
Mortgage-backed securities	127,121	849	(329)	127,641
Marketable equity securities	1,193	0	(102)	1,091
Other debt securities	500	0	0	500

Total	$140,397	$880	$(433)	$140,844

(Continued)

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

(Dollars in thousands, except share and per share amounts)

NOTE 3– SECURITIES (Continued)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Carrying	Unrealized	Unrealized	Fair
December 31, 2004	Amount	Gains	Losses	Value
U.S. Treasury and government agencies	$300	$0	$0	$300
State and municipal securities	28,532	622	(112)	29,042
Mortgage-backed securities	74,430	478	(147)	74,761
Other debt securities	3,441	0	(22)	3,419

Total	$106,703	$1,100	$(281)	$107,522

		Gross	Gross
	Carrying	Unrealized	Unrealized	Fair
December 31, 2003	Amount	Gains	Losses	Value
U.S. Treasury and government agencies	$1,139	$9	$(5)	$1,143
State and municipal securities	17,748	292	(284)	17,756
Mortgage-backed securities	40,729	411	(25)	41,115
Other debt securities	2,911	59	0	2,970

Total	$62,527	$771	$(314)	$62,984

Sales of available for sale securities were as follows:

	2004	2003	2002
Proceeds	$52,465	$15,038	$23,865
Gross gains	664	274	502
Gross losses	113	0	41

The tax benefit related to these net realized gains and losses was $211, $105 and $177 respectively.

(Continued)

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

(Dollars in thousands, except share and per share amounts)

NOTE 3– SECURITIES (Continued)

Contractual maturities of securities at year-end 2004 are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Held to maturity		Available
	Carrying	Fair	for sale
	Amount	Value	Fair Value
Due in one year or less	$100	$100	$11,991
Due from one to five years	1,156	1,186	4,584
Due from five to ten years	2,376	2,415	2,667
Due after ten years	25,200	25,641	3,212
Mortgage-backed	74,430	74,761	111,894
Marketable equity securities	0	0	1,078
Other debt securities	3,441	3,419	0

Total	$106,703	$107,522	$135,426

Securities with carrying amounts of approximately $140,011 at December 31, 2004 and $106,462 at December 31, 2003 were pledged to secure public deposits, repurchase agreements and for other purposes as required or permitted by law.

At December 31, 2004, the Company did not hold securities of any single issuer, other than obligations of other U. S. Government agencies, whose aggregate carrying value exceeded ten percent of shareholders’ equity.

(Continued)

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

(Dollars in thousands, except share and per share amounts)

NOTE 3– SECURITIES (Continued)

The following table presents the current fair value and the associated unrealized losses only on investments in securities with unrealized losses at December 31, 2004 and 2003. The table also discloses whether these securities have had unrealized losses for less than 12 months or for 12 months or longer.

December 31, 2004	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and government agencies	$17,365	$(51)	$0	$0	$17,365	$(51)
State and municipal securities	6,677	(65)	2,622	(80)	9,299	(145)
Mortgage-backed securities	80,540	(587)	12,045	(180)	92,585	(767)

Other debt securities	1,313	(22)	0	0	1,313	(22)

Total temporarily impaired	$105,895	$(725)	$14,667	$(260)	$120,562	$(985)

December 31, 2004	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and government agencies	$1,598	$(7)	$0	$0	$1,598	$(7)
State and municipal securities	7,437	(284)	0	0	7,437	(284)
Mortgage-backed securities	57,785	(343)	1,062	(11)	58,847	(354)

Equity securities	0	0	1,091	(102)	1,091	(102)

Total temporarily impaired	$66,820	$(634)	$2,153	$(113)	$68,973	$(747)

As of December 31, 2004, the Company had twenty issuances (thirteen mortgage-backed securities and seven municipal securities) that had been in an unrealized loss position for more than twelve months. The unrealized losses associated with these securities are not considered to be other-than-temporarily impaired because their unrealized losses are related to changes in interest rates and do not effect the expected cash flows of the issuer or underlying collateral. Unrealized losses on securities have not been recognized into income because the securities are of high credit quality and management has the intent and ability to hold them for the foreseeable future. The fair value is expected to recover as the securities approach their maturity date or market rates change.

In 2004, the Company recognized $113,000 in write-downs in equity securities where management determined the unrealized loss was other-than-temporary. At December 31, 2004, these equity securities are carried at fair value.

(Continued)

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

(Dollars in thousands, except share and per share amounts)

NOTE 4 — LOANS

A summary of loans outstanding by category follows:

	2004	2003
Real estate:
Construction and land development	$121,518	$83,211
Residential properties	156,436	158,116
Commercial real estate	129,943	106,483
Commercial	137,600	157,470
Consumer	24,147	39,258
Other	4,229	6,385

Total loans	573,873	550,923
Net unearned income and deferred fees	(370)	(358)

Subtotal	573,503	550,565
Allowance for loan losses	(6,446)	(8,414)

Loans, net	$567,057	$542,151

Loans serviced for others, which are not included in net loans, totaled $62,765 and $72,238 at December 31, 2004 and 2003. Loans held for sale totaled $6,960 and $1,651 at December 31, 2004 and 2003 and are included in one-to-four family residential properties in the table above.

(Continued)

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

(Dollars in thousands, except share and per share amounts)

NOTE 4 — LOANS (Continued)

Activity in the allowance for loan losses was as follows:

	2004	2003	2002
Balance at beginning of year	$8,414	$9,062	$9,023
Provision charged to operating expenses	2,467	3,579	6,800
Loans charged off	(5,031)	(5,143)	(7,399)
Recoveries on previously charged off loans	596	916	638

Balance at end of year	$6,446	$8,414	$9,062

Impaired loans were as follows:

	2004	2003
Year-end loans with no allocated allowance for loan losses	$1,092	$422
Year-end loans with allocated allowance for loan losses	21,282	20,189

Total	$22,374	$20,611

Amount of the allowance for loan losses allocated	$3,404	$3,772

	2004	2003	2002
Average of impaired loans during the year	$24,855	$17,969	$15,701

Nonperforming loans were as follows:

	2004	2003	2002
Loans past due over 90 days still on accrual	$40	$3	$0
Nonaccrual loans	13,306	12,362	18,435

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

(Continued)

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

(Dollars in thousands, except share and per share amounts)

NOTE 5 — SECONDARY MORTGAGE MARKET ACTIVITIES

The following summarizes secondary mortgage market activities for each year:

	2004	2003	2002
Activity during the year:
Loans originated for resale, net of principal paydowns	$52,975	$79,912	$61,824
Proceeds from sales of loans held for sale	47,666	79,178	60,464
Net gains on sales of loans held for sale	1,143	1,690	1,645

Loan servicing fees, net	474	181	232

	2004	2003
Balance at year end:
Loans held for sale	$6,960	$1,651
Less: Allowance to adjust to lower of cost or market	0	0

Loans held for sale, net	$6,960	$1,651

Mortgage loans serviced for others are not reported as assets. The principal balances of these loans at year end are as follows:

	2004	2003
Mortgage loan portfolios serviced for:
FHLMC	$62,249	$72,238

Custodial escrow balances maintained in connection with serviced loans were $187 and $115 at year-end 2004 and 2003.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows:

	2004	2003	2002
Servicing rights:
Beginning of year	$82	$213	$327
Additions	291	0	0
Amortized to expense	(97)	(131)	(114)
Provision for loss in fair value	0	0	0

End of year	$276	$82	$213

	2004	2003	2002
Valuation allowance:
Beginning of year	$0	$0	$0
Additions expensed	0	0	0
Reductions credited to expense	0	0	0
Direct write-downs	0	0	0

End of year	$0	$0	$0

(Continued)

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

(Dollars in thousands, except share and per share amounts)

NOTE 5 - SECONDARY MORTGAGE MARKET ACTIVITIES (Continued)

The following presents the estimated amortization expense for each of the next five years:

2005	$32,269
2006	32,269
2007	32,269
2008	29,155
2009	4,674

NOTE 6 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31, 2004 and 2003:

	2004	2003
Land	$5,926	$6,027
Buildings and improvements	13,654	15,568
Leasehold improvements	1,189	844
Furniture, fixtures and equipment	7,159	9,293
Automobiles	125	157
Construction in process	1,369	32

	29,422	31,921
Less: Accumulated depreciation	7,628	9,641

Net premises and equipment	$21,794	$22,280

Depreciation expense related to premises and equipment amounted to $1,768 in 2004, $1,680 in 2003 and $1,698 in 2002.

(Continued)

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

(Dollars in thousands, except share and per share amounts)

NOTE 6 — PREMISES AND EQUIPMENT (Continued)

The Company has entered into various non-cancelable operating lease arrangements in connection with its operating locations. Based upon these agreements at December 31, 2004, future minimum lease commitments before considering renewal options that generally are present are as follows:

2005	594
2006	598
2007	612
2008	561
Thereafter	260

$2,625

Rent expense relating to these agreements which are included in occupancy expense amounted to $605 in 2004, $381 in 2003 and $264 in 2002.

NOTE 7 — INVESTMENT IN UNCONSOLIDATED AFFILIATES

Investments in unconsolidated affiliates consist of the following at December 31, 2004 and 2003:

	2004	2003
The Murray Banc Holding Company (50% ownership)	$4,402	$4,039
Insurors Bank of Tennessee (50% ownership)	2,804	2,677
Other unconsolidated affiliates	57	261

	$7,263	$6,977

The Company owns a 50% interest in both The Murray Banc Holding Company, LLC in Murray, Kentucky and Insurors Bank of Tennessee, headquartered in Nashville, Tennessee. Outside of three common directors with each unconsolidated affiliate, no other transactions exist. Only the Company’s initial investment, adjusted for the pro rata share of operating results of each entity, is included in the consolidated financial statements. The Company’s portion of earnings is recorded in noninterest income and is also taxed at the Company level.

(Continued)

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

(Dollars in thousands, except share and per share amounts)

NOTE 7 — INVESTMENT IN UNCONSOLIDATED AFFILIATES (Continued)

Condensed financial information for The Murray Banc Holding Company (TMBHC) and Insurors Bank of Tennessee (IBOT) are as follows as of December 31, 2004 and 2003:

CONDENSED BALANCE SHEETS

	TMBHC		IBOT
	2004	2003	2004	2003
ASSETS:
Cash and due from banks	$4,235	$4,367	$1,182	$1,716
Federal funds sold	1,366	6,991	175	0
Securities available for sale	30,456	21,320	15,621	11,170
Securities held to maturity	28,694	31,491	0	0
Loans, net	76,085	66,028	46,983	41,319
Premises and equipment, net	2,756	2,806	449	364
Accrued interest receivable	823	738	206	167
Restricted equity securities	412	337	520	473
Other assets	1,584	4,134	459	351

Total assets	$146,411	$138,212	$65,595	$55,560

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Total deposits	$123,823	$115,532	$49,578	$43,319
Borrowings	8,965	9,894	10,201	6,731
Accrued interest payable	308	303	88	73
Subordinated notes and debentures	4,000	4,000	0	0
Other liabilities	511	406	119	83

Total liabilities	137,607	130,135	59,986	50,206
Shareholders’ equity	8,804	8,077	5,609	5,354

Total liabilities and shareholders’ equity	$146,411	$138,212	$65,595	$55,560

CONDENSED INCOME STATEMENT

	TMBHC			IBOT
	2004	2003	2002	2004	2003	2002
Net interest income	$3,920	$2,969	$2,482	$1,842	$1,538	$1,077
Provision for loan losses	176	166	128	53	75	256
Noninterest income	972	976	662	229	221	77
Noninterest expense	3,255	2,893	2,249	1,735	1,649	1,554
Income tax expense	477	275	261	(72)	(130)	0

Net income (loss)	$984	$611	$506	$355	$165	$(656)

(Continued)

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

(Dollars in thousands, except share and per share amounts)

NOTE 8 — GOODWILL

The change in balance for goodwill during the year is as follows:

	2004	2003
Beginning of year	$1,596	$1,596
Acquired (disposed) goodwill	(70)	0
Impairment	0	0

End of year	$1,526	$1,596

In December 2004, the Company sold the majority of the assets of its Bank of Dyer subsidiary through a purchase and assumption transaction. The remaining assets were simultaneously merged into the Company’s Cumberland Bank subsidiary. All remaining goodwill associated with the Bank of Dyer was expensed at the date of sale.

NOTE 9 — DEPOSITS

A summary of deposits at December 31, 2004 and 2003 is as follows:

	2004	2003
Noninterest-bearing demand	$80,937	$68,032
Interest-bearing demand	238,958	189,257
Savings	28,742	29,734
Time deposits of $100 or more	205,557	203,510
Other time	177,275	181,103

Total deposits	$731,469	$671,636

Scheduled maturities of time deposits for the next five years are as follows:

2005	$208,322
2006	74,911
2007	38,219
2008	28,489
2009	30,755

(Continued)

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

(Dollars in thousands, except share and per share amounts)

NOTE 10 — SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured by securities with a carrying amount of $48,909 at year-end 2004 and $29,590 in at year-end 2003.

Securities sold under agreements to repurchase are financing arrangements that mature daily. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2004	2003
Average daily balance during the year	$26,158	$11,223
Average interest rate during the year	1.24%	0.89%
Maximum month-end balance during the year	$44,537	$25,232
Weighted average interest rate at year-end	2.02%	0.80%

NOTE 11 — ADVANCES FROM FEDERAL HOME LOAN BANK

The Federal Home Loan Bank (FHLB) of Cincinnati advances funds to the Company with the requirement that the advances are secured by qualifying loans, essentially home mortgages (1-4 family residential) and securities. To participate in this program, the Company is required to be a member of the Federal Home Loan Bank and own stock in the FHLB. The Company had $4.7 million of such stock at December 31, 2004 to satisfy this requirement.

At December 31, 2004 and 2003, advances from the FHLB totaled $51,000 and $51,852. The interest rates on these advances are fixed and range from 2.72% to 5.45%. Each advance is payable at its maturity date, or earlier with a prepayment penalty. The Company has 22 advances of which 5 are fixed-rate interest only advances with principal due at maturity. The remaining 17 are convertible fixed-rate advances which the FHLB can convert to a variable rate equal to 3 month LIBOR. Should the FHLB exercise their option to convert the advance, the Company has the ability to prepay the advance without penalty. Qualifying loans totaling $135,242 and $121,631 were pledged as security under a pledge agreement with the FHLB at December 31, 2004 and 2003. Securities totaling $13,791 and $16,814 were also pledged for these borrowings at December 31, 2004 and 2003. Based on this collateral and the Company’s holdings of FHLB stock, the company was eligible to borrow an additional $25,391 at year-end 2004.

Maturities of the advances from FHLB at December 31, 2004 are as follows:

2005	$1,000
2006	2,000
2007	0
2008	10,000
2009	0
Later years	38,000

$51,000

(Continued)

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

(Dollars in thousands, except share and per share amounts)

NOTE 12 — NOTES PAYABLE

On December 13, 2004, the Company entered into a loan agreement with First Tennessee Bank in the amount of $5,000 to refinance its existing senior debt.

Notes payable consist of the following at year-end:

	2004	2003
$2,000 credit facility from a lending institution which bears a variable rate of interest equal to 90 day LIBOR Rate plus 225 basis points. This note is currently at its floor rate of 7.50%. Interest is payable quarterly. Principal is payable in forty equal quarterly payments of $50. The note is secured by all of the outstanding shares of the capital stock of Cumberland Bank, BankTennessee, Cumberland Bank South, The Bank of Dyer and any shares of capital stock the Company owns in any other banks.	$0	$1,700

$6,000 credit facility from a lending institution which bears interest at a rate of 7.50%. Interest is payable quarterly and principal is payable in ten annual installments of $600 commencing April 1, 2000. The note is secured by 100% of the common stock of Cumberland Bank, BankTennessee, and Cumberland Bank South.	0	3,000

$5,000 non-revolving line of credit which bears a variable rate of interest equal to the Lender’s base commercial rate which was 5.25% at December 31, 2004. Interest is payable quarterly. Principal is payable in thirty-five equal quarterly payments of $139 beginning March 30, 2006 and one final payment of $135 December 30, 2014. The note is secured by all the outstanding shares of the capital stock of Cumberland Bank.	$4,550	$0

	$4,550	$4,700

(Continued)

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

(Dollars in thousands, except share and per share amounts)

NOTE 12 — NOTES PAYABLE (Continued)

The company secured an additional $250 line of credit which bears a variable rate of interest equal to the lender’s base commercial rate. Interest is payable quarterly and principal is payable at maturity on September 30, 2005. The note is secured by all the outstanding shares of the capital stock of Cumberland Bank.

Minimum annual principal payments for future years are as follows:

2005	$0
2006	556
2007	556
2008	556
2009	556
Later years	2,326

$4,550

The Company has agreed to certain covenants in connection with the notes payable. These covenants include, among other things, minimum financial ratios. The Company failed to achieve the required level of return on assets for the year ended December 31, 2004 and was, as a result, in default under the terms of its loan agreement. The Company obtained a waiver of this event of default on March 15, 2005.

NOTE 13 — SUBORDINATED DEBENTURES

On December 29, 2000, Civitas BankGroup, Inc., through Cumberland Capital Trust I and with the assistance of its Placement Agent, sold to institutional investors $8,000,000 of capital securities. Cumberland Capital Trust I, a business trust, issued $8,000,000 of Floating Rate Capital Securities. Holders of the Capital Securities are entitled to receive preferential cumulative cash distributions from the Trust, at a rate per annum reset quarterly equal to the sum of three month LIBOR plus 350 basis points. The rate was 5.51% at December 31, 2004. Interest is payable quarterly. The Company can defer payment of the cash distributions on the securities at any time or from time to time for a period not to exceed twenty consecutive quarters.

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

On July 31, 2001, Civitas BankGroup, Inc., through Cumberland Capital Trust II and with the assistance of its Placement Agent, sold to institutional investors $4,000,000 of capital securities. Cumberland Capital Trust II, a Connecticut business trust, issued $4,000,000 of Floating Rate Capital Securities. Holders of the Capital Securities are entitled to receive preferential cumulative cash distributions from the Trust, at a rate per annum reset quarterly equal to the sum of three month LIBOR plus 358 basis points. The rate was 5.74% at December 31, 2004. Interest is payable quarterly. The Company can defer payment on the securities at any time or from time to time for a period not to exceed twenty consecutive quarters.

(Continued)

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

(Dollars in thousands, except share and per share amounts)

NOTE 13 — SUBORDINATED DEBENTURES (Continued)

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

The trust preferred securities qualify as Tier 1 Capital under current regulatory definitions.

(Continued)

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

(Dollars in thousands, except share and per share amounts)

NOTE 14 — INCOME TAXES

Income tax expense (benefit) consists of the following:

	2004	2003	2002
Current federal	$(86)	$270	$14
Current state	47	70	9

Total current	(39)	340	23

Deferred federal	570	210	166
Deferred state	117	45	39

Total deferred	687	255	205

Total income tax expense	$648	$595	$228

Temporary differences between tax and financial reporting that result in deferred tax assets (liabilities) included in other assets on the consolidated balance sheet are as follows at December 31, 2004 and 2003:

	2004	2003
Allowance for loan losses	$2,867	$3,378
Deferred loan fees	157	138
Other	281	224

Total deferred tax assets	4,305	3,740

FHLB stock dividends	$(908)	$(844)
Premises and equipment	(491)	(492)
Unrealized gain on securities	(9)	(171)
Loan servicing rights	(40)	(33)
Other	(370)	(189)

Total deferred tax liabilities	(1,818)	(1,729)

Net deferred tax asset	$1,495	$2,011

A reconciliation of the for income tax expense with the amount of income taxes computed by applying the federal statutory rate (34%) to earnings before income taxes follows:

	2004	2003	2002
Computed expected provision for income taxes	$861	$577	$256
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	107	56	32
Tax exempt interest	(357)	(150)	(77)
Other, net	37	112	17

Income tax expense	$648	$595	$228

During 1996, the subsidiary Banks began computing their tax bad debt reserves under the rules which apply to commercial banks. In years prior to 1996, the Banks obtained tax bad debt deductions of approximately $1.8 million in excess of their financial statement allowance for loan losses for which no provision for federal income tax was made. Income taxes would be approximately $689. These amounts are subject to federal income tax in future years if used for purposes other than to absorb bad debt losses. This excess reserve is subject to recapture only if a bank ceases to qualify as a bank as defined in the Internal Revenue Code.

(Continued)

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

(Dollars in thousands, except share and per share amounts)

NOTE 15 — RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 2004 were as follows.

Beginning balance	$738
New loans	749
Repayments	258

Ending balance	$1,229

Deposits from principal officers, directors, and their affiliates at year-end 2004 were $2,796 and represent 0.4% of total deposits.

NOTE 16 — REGULATORY AGREEMENTS AND CAPITAL REQUIREMENTS

The Company and its subsidiaries, Cumberland Bank, BankTennessee and Bank of Dyer, have agreed with or committed to bank regulatory officials to take various actions, including to reduce the level of criticized or non-performing loans, to improve loan underwriting, problem loan resolution and collection, and strategic and capital planning, to obtain prior regulatory approval before incurring additional holding company indebtedness, repurchasing shares, or paying dividends from certain subsidiary banks to the holding company or from the holding company to shareholders, and to maintain certain capital levels at subsidiary banks in excess of those required for well capitalized status. The most restrictive of these provisions would require the Company to maintain a Tier I leverage ratio of at least 7.0% at BankTennessee, Bank of Dyer and Cumberland Bank. The Company and its subsidiaries believe they were in compliance in all material respects with these agreements at December 31, 2004. The Company and its subsidiaries intend to continue to comply with these agreements, and the Company received approval to pay dividends for the first and second quarters of 2004. The Company believes that the earnings from operations and available funds will be sufficient to allow the Company to meet all these commitments and the requirements for well-capitalized status through the end of 2005. However, the Company’s regulators have considerable discretion in determining whether to grant required approvals, and no assurance can be given that such approvals will be forthcoming.

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

As of December 31, 2004, the most recent notification from the Federal Reserve Bank categorized the Company and all Bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Banks must maintain total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.

(Continued)

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

(Dollars in thousands, except share and per share amounts)

     NOTE 16- REGULATORY AGREEMENTS AND CAPITAL REQUIREMENTS (Continued)

     The Company and the Banks’ actual capital amounts and ratios at December 31, 2004 and 2003 are as follows:

			To be well
			capitalized under
	Required		prompt corrective				Excess over well
	Minimum		action provisions		Actual		capitalized

December 31, 2004
	Amount	Ratios	Amount	Ratios	Amount	Ratios	Amount
Tier I to average assets –leverage
Civitas BankGroup, Inc.	$36,029	4.00%	$45,036	5.00%	$68,562	7.61%	$23,526
Cumberland Bank	26,462	4.00%	33,078	5.00%	46,672	7.05%	13,594
BankTennessee	7,902	4.00%	9,878	5.00%	14,147	7.16%	4,269
Bank of Mason	297	4.00%	372	5.00%	996	13.40%	624

Tier I to risk-weighted assets
Civitas BankGroup, Inc.	21,931	4.00%	32,897	6.00%	68,562	12.50%	35,665
Cumberland Bank	16,316	4.00%	24,473	6.00%	46,672	11.44%	22,199
BankTennessee	5,138	4.00%	7,707	6.00%	14,147	11.01%	6,440
Bank of Mason	143	4.00%	215	6.00%	996	27.83%	781

Total capital to risk-weighted assets
Civitas BankGroup, Inc.	43,862	8.00%	54,828	10.00%	74,594	13.61%	19,766
Cumberland Bank	32,631	8.00%	40,789	10.00%	51,051	12.52%	10,262
BankTennessee	10,276	8.00%	12,845	10.00%	15,756	12.27%	2,911
Bank of Mason	286	8.00%	358	10.00%	1,041	29.09%	683

(Continued)

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

(Dollars in thousands, except share and per share amounts)

     NOTE 16 — REGULATORY AGREEMENTS AND CAPITAL REQUIREMENTS (Continued)

			To be well
			capitalized under
	Required		prompt corrective				Excess over well
	Minimum		action provisions		Actual		capitalized

December 31, 2003
	Amount	Ratios	Amount	Ratios	Amount	Ratios	Amount
Tier I to average assets –leverage
Civitas BankGroup, Inc.	$33,047	4.00%	$41,308	5.00%	$64,965	7.86%	$23,657
Cumberland Bank	11,978	4.00%	14,973	5.00%	21,591	7.21%	6,618
BankTennessee	11,254	4.00%	14,067	5.00%	19,636	6.98%	5,569
Cumberland Bank South	7,423	4.00%	9,278	5.00%	14,569	7.85%	5,291
Bank of Dyer	1,969	4.00%	2,461	5.00%	3,527	7.16%	1,066
Bank of Mason	363	4.00%	454	5.00%	964	10.61%	510

Tier I to risk-weighted assets
Civitas BankGroup, Inc.	21,173	4.00%	31,759	6.00%	64,965	12.27%	33,206
Cumberland Bank	8,576	4.00%	12,863	6.00%	21,591	10.07%	8,728
BankTennessee	6,052	4.00%	9,078	6.00%	19,636	12.98%	10,558
Cumberland Bank South	5,069	4.00%	7,604	6.00%	14,569	11.50%	6,965
Bank of Dyer	1,092	4.00%	1,638	6.00%	3,527	12.92%	1,889
Bank of Mason	171	4.00%	256	6.00%	964	22.60%	708

Total capital to risk-weighted assets
Civitas BankGroup, Inc.	42,346	8.00%	52,932	10.00%	71,604	13.53%	18,672
Cumberland Bank	17,151	8.00%	21,439	10.00%	24,189	11.28%	2,750
BankTennessee	12,105	8.00%	15,131	10.00%	21,534	14.23%	6,403
Cumberland Bank South	10,139	8.00%	12,673	10.00%	16,167	12.76%	3,494
Bank of Dyer	2,184	8.00%	2,730	10.00%	3,872	14.18%	1,142
Bank of Mason	341	8.00%	427	10.00%	1,013	23.75%	586

(Continued)

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

(Dollars in thousands, except share and per share amounts)

NOTE 17 — EMPLOYEE BENEFITS

The Company maintains a 401(k) savings plan for all employees who have completed six months of service and are 20 1/2 or more years of age. The plan allows employee contributions up to 15% of their compensation, which are matched in the Company stock equal to 100% of the first 3% of the compensation contributed. The Company’s expenses related to the plan were $267 in 2004, $267 in 2003 and $233 in 2002. Through the Company’s Employee Stock Purchase Plan, employees, subject to certain annual limitations on amount, can purchase up to 1,750 shares of Company common stock during a quarter at a purchase price equal to the lesser of 85% of the closing market price on the first or last day of the quarter.

NOTE 18 — OFF-BALANCE-SHEET ACTIVITIES

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end:

	2004	2003
Commitments to make loans	$150,207	$72,769
Unused lines of credit and letters of credit	3,661	26,918

Commitments to make loans are generally made for periods of 60 days or less.

(Continued)

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

(Dollars in thousands, except share and per share amounts)

NOTE 19– FAIR VALUES OF FINANCIAL INSTRUMENTS

     The estimated carrying amounts and fair values of the Company’s financial instruments are as follows at December 31, 2004 and 2003:

	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$27,640	$27,640	$19,977	$19,977
Federal funds sold	12,166	12,166	15,081	15,081
Interest-bearing deposits in financial institutions	5,090	5,090	4,046	4,046
Securities available for sale	135,426	135,426	140,844	140,844
Securities held to maturity	106,703	107,522	62,527	62,984
Loans, net of allowance	567,057	561,743	542,151	543,954
Accrued interest receivable	3,793	3,793	3,896	3,896
Restricted equity securities	5,748	5,748	5,478	5,478
Investment in unconsolidated affiliates	7,263	7,263	6,977	6,977
Financial liabilities:
Deposits	$731,469	$693,368	$671,636	$673,147
Notes payable	4,550	4,550	4,700	4,830
Federal funds purchased and repurchase agreements	42,943	42,943	33,886	33,886
Advances from FHLB	51,000	53,578	51,852	55,939
Accrued interest payable	2,491	2,491	2,350	2,350
Subordinated debentures	12,000	12,000	12,000	12,000

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, restricted equity securities, investment in unconsolidated subsidiaries, accrued interest receivable and payable, demand deposits, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of debt is based on current rates for similar financing.

(Continued)

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

(Dollars in thousands, except share and per share amounts)

NOTE 20 – STOCK OPTIONS

Options to buy stock are granted to directors, officers and employees under the Employee Stock Option Plan, which provides for issue of up to 2,000,000 options. Exercise price is the market price at date of grant, so there is no compensation expense recognized in the income statement. The maximum option term is ten years, and options typically vest over five years.

A summary of the activity in the plan is as follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at
beginning of year	645,890	$3.94	768,890	$3.49	911,740	$3.22
Granted	676,768	6.80	30,000	5.63	121,000	4.12
Exercised	(344,050)	3.03	(132,100)	2.76	(231,680)	2.73
Forfeited or expired	(82,464)	5.17	(20,900)	4.29	(32,170)	2.97

Outstanding at end of year	896,144	$6.70	645,890	$3.94	768,890	$3.49

Options exercisable at year-end
	212,400		488,330		615,980

Weighted-average fair value of options granted during year
	$1.45		$1.67		$1.04

Options outstanding at year-end 2004 were as follows:

			Weighted Average
			Remaining
			Contractual Life in
Exercise Price	Outstanding Number	Exercisable Number	Years
$ 4.00	97,000	48,500	4.00
4.12	36,500	23,900	1.91
5.63	30,000	30,000	4.75
5.95	218,794	0	4.00
5.95	18,500	0	5.00
6.25	94,000	90,000	4.25
7.10	93,600	0	4.25
7.25	259,100	20,000	5.58
8.65	48,650	0	2.75

	896,144	212,400

(Continued)

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

(Dollars in thousands, except share and per share amounts)

NOTE 21 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow.

	2004	2003	2002
Basic
Net income	$1,884	$1,101	$521

Weighted average common shares
outstanding	17,457,487	16,097,403	14,018,715

Basic earnings per common share	$0.11	$.07	$0.04

Diluted
Net income	$1,884	$1,101	$521

Weighted average common shares outstanding for basic earnings per common share	17,457,487	16,097,403	14,018,715
Add: Dilutive effects of assumed exercise of stock options	119,769	167,945	124,281

Average shares and dilutive potential common shares	17,577,256	16,265,348	14,142,996

Diluted earnings per common share	$0.11	$0.07	$0.04

NOTE 22 – OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related tax effects were as follows:

	2004	2003	2002

Unrealized holding gains on available-for-sale securities	$1,309	$538	$(300)
Reclassification adjustment for losses (gains) realized in income	(551)	(274)	(461)

Net unrealized gains	758	264	(761)
Tax effect	290	101	(291)

Net-of-tax amount	468	163	(470)

(Continued)

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

(Dollars in thousands, except share and per share amounts)

NOTE 23 – QUARTERLY FINANCIAL DATA (UNAUDITED)

	2004
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter	Total
Interest Income	$10,601	$9,984	$10,860	$11,473	$42,918
Net Interest Income	6,730	6,190	6,520	6,637	26,077
Provision for Loan Losses	561	508	577	821	2,467
Net Income	754	613	253	264	1,884
Earnings per Share – Basic	0.04	0.04	0.02	0.01	0.11
Earnings per Share – Diluted	0.04	0.04	0.02	0.01	0.11

	2003
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter	Total
Interest Income	$10,314	$10,326	$9,942	$10,694	$41,276
Net Interest Income	6,186	6,373	5,973	6,667	25,199
Provision for Loan Losses	424	2,058	583	514	3,579
Net Income	402	(345)	308	736	1,101
Earnings per Share – Basic	0.03	(0.02)	0.02	0.04	0.07
Earnings per Share – Diluted	0.03	(0.02)	0.02	0.04	0.07

(Continued)

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

(Dollars in thousands, except share and per share amounts)

NOTE 24 – PARENT COMPANY ONLY FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS:
Cash	$1,513	$1,896
Investment in subsidiaries	63,456	61,630
Investment in unconsolidated affiliates	7,206	6,716
Premises and equipment	1,130	977
Other assets	2,580	1,678

	$75,885	$72,897

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Notes payable	$4,550	$4,700
Accrued interest	166	198
Other liabilities	1,433	1,258
Subordinated debentures	12,000	12,000

Total liabilities	18,149	18,156
Total shareholders’ equity	57,736	54,741

	$75,885	$72,897

(Continued)

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

(Dollars in thousands, except share and per share amounts)

NOTE 24 – PARENT COMPANY ONLY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF INCOME

Years Ended December 31,
	2004	2003	2002

Income:
Dividends from subsidiaries	$0	$0	$2,200
Interest income	0	0	0
Other income	7,976	4,601	768

	7,976	4,601	2,968

Expenses:
Interest expense	953	1,010	1,132
Other operating expenses	7,387	4,734	2,033

	8,340	5,744	3,165

Loss before income taxes and equity in undistributed earnings of subsidiaries	(364)	(1,143)	(197)
Income tax benefit	134	434	902

Income (loss) before equity in undistributed earnings of subsidiaries	(230)	(709)	705
Equity in undistributed earnings of subsidiaries	2,114	1,810	(184)

Net income	$1,884	$1,101	$521

(Continued)

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

(Dollars in thousands, except share and per share amounts)

NOTE 24 – PARENT COMPANY ONLY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2004	2003	2002

Cash flows from operating activities:
Net income	$1,884	$1,101	$521
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(2,115)	(1,810)	184
Income from investments in unconsolidated affiliates	(670)	(388)	98
Depreciation and amortization	332	159	47
Net change in accrued interest payable	32	(704)	98
Other, net	1,243	(123)	1,353

Net cash from operating activities	706	(1,765)	2,301

Cash flows from investing activities:
Investment in commercial bank subsidiaries	(1,826)	(5,050)	(4,952)
Investment in unconsolidated affiliates	(491)	(300)	(995)
Purchase of premises and equipment, net	(581)	(209)	(416)

Net cash from investing activities	(2,898)	(5,559)	(6,363)

Cash flows from financing activities:
Proceeds from notes payable	$4,550	$0	$0
Repayment of notes payable	(4,700)	(800)	(2,159)
Proceeds from issuance of common stock	2,483	9,303	6,002
Dividends paid on common stock	(524)	(927)	(830)

Net cash from financing activities	1,809	7,576	3,013

Net change in cash and cash equivalents	(383)	252	(1,049)

Cash and cash equivalents at beginning of year	1,896	1,644	2,693

Cash and cash equivalents at end of year	$1,513	$1,896	$1,644

NOTE 25 – SUBSEQUENT EVENTS

Effective March 1, 2005, the Company completed the sale of all of the common stock of BankTennessee, to a group of investors made up of certain directors of the Company and BankTennessee. In exchange for all of the outstanding common stock of BankTennessee the Company received 2,000,000 shares of Company common stock.

In January, 2005 the Company announced that it had entered into an agreement to sell all of the outstanding stock of the Bank of Mason to Mason Bancorp, Inc., a newly formed holding company. The transaction is subject to receipt of pending regulatory approval and is expected to close during the second quarter of 2005.

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

Management Report on Internal Control Over Financial Reporting

As of the date of filing this Form 10-K, the Company, and its registered public accounting firm, have not finalized the report of management, and the related attestation of the registered public accounting firm, regarding the effectiveness of the Company’s internal control over financial reporting. In reliance on the Securities and Exchange Commission’s 45-day extension for issuers of a certain size set out in SEC Exemptive Order 50754 dated November 30, 2004, the required management report and related registered public accounting firm attestation are not included with this Form 10-K, but, rather, will be included in an amendment to this Form 10-K to be filed by the Company prior to the expiration of the 45-day extension. At this time management of the Company is not aware of the existence of any material weaknesses in the Company’s internal control over financial reporting at December 31, 2004, however, the Company continues to evaluate and test its internal control over financial reporting and can give no assurances that a material weakness will not be discovered between the date of this Form 10-K and the date of the filing of the amendment to this Form 10-K described above.

Changes in Internal Control Over Financial Reporting

In connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting and the related documentation and testing of the Company’s internal controls, the Company has made several changes that materially affected or are reasonably likely to materially affect its internal control over financial reporting, including the following:

•	implementing written policies and procedures for the preparation of the Company’s financial statements;

•	implementing senior management level review of outstanding loan documentation exceptions;

•	modifying loan participation procedures to improve recognition of delinquencies;

•	establishing dual control over incentive pay and initiating monthly reconciliation of payroll;

•	strengthening and tightening controls, access and authorizations in the wire transfer, general ledger and cashier check areas;

•	establishing dollar thresholds for investment securities transactions; and

•	improving deposit account documentation procedures including the monitoring of employee, officer and director accounts;

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information required by this item with respect to the directors and executive officers, including the named executive officers, is incorporated herein by reference to the section entitled “Election of Directors” in the Company’s definitive proxy materials relating to the Annual Meeting of Shareholders to be held May 19, 2005.

The information required by this section with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section entitled “Compliance with Section 16(a) of the Exchange Act” in the Company’s definitive proxy materials relating to the Annual Meeting of Shareholders to be held May 19, 2005.

The Company has adopted a code of conduct for its senior executive and financial officers (the “Code of Conduct”), a copy of which is available on the “Investor Relations” section of the Company’s website. The Company will make any legally required disclosures regarding amendments to, or waivers of, provisions of its Code of Conduct at on the “Investor Relations” section of its website.

The information required by this item with respect to the Company’s audit committee and any “audit committee financial expert” is incorporated herein by reference to the section entitled “Meetings and Committees of the Board of Directors” in the Company’s definitive proxy materials relating to the Annual Meeting of Shareholders to be held May 19, 2005.

ITEM 11. Executive Compensation

The information required by this item with respect to executive compensation is incorporated herein by reference to the section entitled “Executive Compensation” in the Company’s definitive proxy materials relating to the Annual Meeting of Shareholders to be held May 19, 2005

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Information with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to the section titled “Stock Ownership” in the Company’s definitive proxy materials relating to the Annual Meeting of Shareholders to be held May 19, 2005

The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2004:

			Number of Shares
			Remaining Available
			for future Issuance
	Number of Shares to		Under Equity
	be Issued upon	Weighted Average	Compensation Plans
	Exercise of	Exercise price of	(Excluding shares
	Outstanding Options	Outstanding Options	Reflected in First
Plan Category	and Warrants	and Warrants	Column
Equity compensation plans approved by shareholders	896,144	$7.27	1,103,856

Equity compensation plans not approved by shareholders	0	0	0

Total	896,144	$7.27	1,103,856

ITEM 13. Certain Relationships and Related Transactions

Information with respect to certain relationships and related transactions is incorporated herein by reference to the section titled “Certain Relationships and Related Transactions” in the Company’s definitive proxy materials relating to the Annual Meeting of Shareholders to be held May 19, 2005.

ITEM 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section titled “Registered Public Accounting Firm Information” in the Company’s definitive proxy materials relating to the Annual Meeting of Shareholders to be held May 19, 2005.

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements. See Item 8.

(a)(2) Financial Statements Schedules. Inapplicable.

(a)(3) Exhibits. See Index to Exhibits.

Registrant is a party to certain agreements entered into in connection with the Company’s offering of $12,000,000 in subordinated debentures in connection with the offering of Subordinated Debentures to institutional investors by Cumberland Capital Trust I and Cumberland Capital Trust II. Copies of the various transaction documents associated with the trust preferred offerings will be filed with the Commission upon request.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIVITAS BANKGROUP, INC.

By:	/s/ Richard Herrington

Richard Herrington President

Date: March 31, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Herrington Richard Herrington	President (Principal Executive Officer) and Director	March 31, 2005

/s/ Andy LoCascio Andy LoCascio	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2005

/s/ John Wilder John Wilder	Chairman	March 31, 2005

/s/ Danny Herron Danny Herron	Director	March 31, 2005

/s/ Tom E. Paschal Tom E. Paschal	Director	March 31, 2005

/s/ Tom Price Tom Price	Director	March 31, 2005

/s/ Ronald Gibson Ronald Gibson	Director	March 31, 2005

Signature	Title	Date
/s/ Frank Inman, Jr. Frank Inman, Jr.	Director	March 31, 2005

/s/ Alex Richmond Alex Richmond	Director	March 31, 2005

/s/ John S. Shepherd John S. Shepherd	Director	March 31, 2005

/s/ James Rout James Rout	Director	March 31, 2005

/s/ Joel Porter Joel Porter	Director	March 31, 2005

/s/ Paul Pratt, Sr. Paul Pratt, Sr.	Director	March 31, 2005

/s/ R. Todd Vanderpool R. Todd Vanderpool	Director	March 31, 2005

/s/ William Wallace William Wallace	Director	March 31, 2005

INDEX TO EXHIBITS

2.1	Plan of Tax-Free Reorganization under Section 355 of the Internal Revenue Code and Agreement by and between the Company and the Acquirors identified therein dated November 24, 2004 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 1, 2004). (pursuant to Item 601(b) (2) of Regulation S-K, the schedules of this agreement are omitted, but will be provided supplementary to the SEC upon request).

3.1	Restated Charter of the Company (Restated for SEC electronic filing purpose only and incorporated herein by reference to the Company’s registration statement on Form S-3 (Registration No. 333-117041) filed with the SEC on June 30, 2004.

3.2	Amended and Restated Bylaws of the Company (Restated for SEC electronic filing purposes only). (Restated for SEC electronic filing purpose only and incorporated herein by reference to the Company’s registration statement on Form S-3 (Registration No. 333-117041) filed with the SEC on June 30, 2004.

10.1	Civitas BankGroup, Incorporated 1998 Stock Option Plan (incorporated herein by reference to the Company’s Registration Statements on Form S-8 (Registration No 333-105425 filed with the SEC on May 20, 2003).

10.2	Civitas BankGroup, Inc. Employee Stock Purchase Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-105424 filed with the SEC on May 20, 2003).

10.3	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2004).

10.4	Form of Incentive Stock Option Agreement (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2004).

10.5	Loan Agreement dated December 13, 2004 by and between the Company and First Tennessee Bank, National Association (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2004).

10.6	Loan Agreement dated December 13, 2004 by and between the Company and First Tennessee Bank, National Association (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2004).

21.1	Subsidiaries of the Company.

23.1	Consent of Crowe Chizek and Company LLC.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.