Form 10-K/A
period 2004-12-31
CIVITAS BANKGROUP INC
filed 2005-04-29
CIK 1092099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ________________________

Commission file number 0-27393

CIVITAS BANKGROUP, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-1297760

(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

4 Corporate Centre
810 Crescent Centre Dr, Ste 320
Franklin, Tennessee	37067

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(615) 263-9500

     Securities registered pursuant to Section 12(b) of the Act:

     None

     Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.50 par value per share
(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒       No ☐

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

DOCUMENTS INCORPORATED BY REFERENCE
EXPLANATORY NOTE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
SIGNATURES
INDEX TO EXHIBITS
EX-23.2 CONSENT OF CROWE CHIZEK AND COMPANY LLC
EX-31.3 SECTION 302 CERTIFICATION OF THE CEO
EX-31.4 SECTION 302 CERTIFICATION OF THE CFO

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be held on May 19, 2005 are incorporated by reference into Part III of this Amendment No. 1 to Annual Report on Form 10-K.

EXPLANATORY NOTE

Civitas BankGroup, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-K to amend its Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 31, 2005 (“Original Filing”) in accordance with the Commission’s Exemptive Order # 34-50754, to:

•	amend and restate Item 9A to include a report of management and the Company’s independent registered public accounting firm on our internal control over financial reporting, and

•	to include a revised Consent of Independent Registered Public Accounting Firm required as a result of the revisions discussed above.

As a result of these amendments, the Company is also filing as exhibits to this Amendment No. 1 to Form 10-K the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment No. 1 to Form 10-K the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the amendments described above, this Amendment No. 1 to Form 10-K does not modify or update other disclosures in, or exhibits to, the Original Filing.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to insure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decision making regarding required disclosure. The Company, under the supervision and participation of its management, including the Company’s Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Controls over Financial Reporting

The management of Civitas BankGroup, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Civitas BankGroup, Inc.’s management assessed the effectiveness of Civitas BankGroup, Inc.’s internal control over financial reporting as of December 31, 2004. In making the assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Based on that assessment, management concluded that, as of December 31, 2004, Civitas BankGroup, Inc.’s internal control over financial reporting was effective based on those criteria.

Civitas BankGroup, Inc.’s independent registered public accounting firm has issued an audit report on Civitas BankGroup, Inc.’s management’s assessment of the company’s internal control over financial reporting, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

In connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting and the related documentation and testing of the Company’s internal controls, the Company has made several changes that materially affected or are reasonably likely to materially affect its internal control over financial reporting, including the following:

•	implementing written policies and procedures for the preparation of the Company’s financial statements;

•	implementing senior management level review of outstanding loan documentation exceptions;

•	modifying loan participation procedures to improve recognition of delinquencies;

•	establishing dual control over incentive pay and initiating monthly reconciliation of payroll;

•	strengthening and tightening controls, access and authorizations in the wire transfer, general ledger and cashier check areas;

•	establishing dollar thresholds for investment securities transactions; and

•	improving deposit account documentation procedures including the monitoring of employee, officer and director accounts.

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Civitas BankGroup, Inc
Franklin, Tennessee

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that Civitas BankGroup, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Civitas BankGroup, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Civitas BankGroup, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Civitas BankGroup, Inc.

maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Civitas BankGroup, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 16, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/ Crowe Chizek and Company LLC

Brentwood, Tennessee
April 26, 2005

Item 15. Exhibits and Financial Statement Schedules

     (a) Exhibits. See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIVITAS BANKGROUP, INC.
By:	/s/ Richard Herrington
Richard Herrington
President

Date: April 29, 2005

INDEX TO EXHIBITS

2.1
Plan of Tax-Free Reorganization under Section 355 of the Internal Revenue Code and Agreement by and between the Company and the Acquirors identified therein, dated November 24, 2004 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 1, 2004). (pursuant to Item 601(b) (2) of Regulation S-K, the schedules of this agreement are omitted, but will be provided supplementary to the SEC upon request).

3.1
Restated Charter of the Company (Restated for SEC electronic filing purpose only and incorporated herein by reference to the Company’s registration statement on Form S-3 (Registration No. 333-117041) filed with the SEC on June 30, 2004).

3.2
Amended and Restated Bylaws of the Company (Restated for SEC electronic filing purpose only and incorporated herein by reference to the Company’s registration statement on Form S-3 (Registration No. 333-117041) filed with the SEC on June 30, 2004).

10.1
Civitas BankGroup, Incorporated 1998 Stock Option Plan (incorporated herein by reference to the Company’s Registration Statements on Form S-8 (Registration No 333-105425 filed with the SEC on May 20, 2003).*

10.2
Civitas BankGroup, Inc. Employee Stock Purchase Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-105424 filed with the SEC on May 20, 2003).*

10.3	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2004).*

10.4	Form of Incentive Stock Option Agreement (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2004).*

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

21.1	Subsidiaries of the Company (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

23.1	Consent of Crowe Chizek and Company LLC (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

23.2	Consent of Crowe Chizek and Company LLC (Filed herewith).

31.1
Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

31.2
Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

31.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.1
Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

*	Management compensatory plan or contract