Form 10-Q
period 2005-03-31
CIVITAS BANKGROUP INC
filed 2005-05-10
CIK 1092099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

Commission File Number 0-27393

CIVITAS BANKGROUP, INC.

(Exact Name of Registrant As Specified in Its Charter)

Tennessee	62-1297760

(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

4 Corporate Centre
810 Crescent Centre Dr, Suite 320	Franklin, Tennessee 37067

(Address of Principal Executive Offices and Zip Code)

(615) 263-9500
(Registrant’s Telephone Number, Including Area Code)

None
(Former name, Former address and Former Fiscal Year, if Changed since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☑	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☑	NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Common stock outstanding: 15,659,095 shares at April 30, 2005

CIVITAS BANKGROUP, INC.

CIVITAS BANKGROUP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2005 AND DECEMBER 31, 2004

Dollars in thousands

	March 31,	December 31,
	2005	2004
	Unaudited
Assets:
Cash and due from banks	$22,393	$23,262
Federal funds sold	697	3,490

Cash and cash equivalents	23,090	26,752
Interest-bearing deposits in financial institutions	4,227	3,695
Securities available for sale, at fair value	113,300	109,293
Securities, held to maturity, fair value $113,903 at March 31, 2005 and $96,674 at December 31, 2004	114,856	95,845
Loans	447,839	437,577
Allowance for loan losses	(4,611)	(4,427)

Loans, net	443,228	433,150
Premises and equipment	14,999	15,043
Restricted equity securities	3,369	3,340
Other real estate owned	797	793
Investment in unconsolidated affiliates	7,222	7,263
Goodwill	1,526	1,526
Other assets	9,026	6,978
Assets of discontinued operations	0	200,543

Total assets	$735,640	$904,221

Liabilities and Shareholders’ Equity:
Deposits
Noninterest-bearing	$66,274	$69,744
Interest-bearing	531,323	497,129

Total deposits	597,597	566,873
Notes payable	4,550	4,550
Federal funds purchased and securities sold under repurchase agreements	37,512	37,901
Advances from Federal Home Loan Bank	36,000	36,000
Subordinated debentures	12,000	12,000
Other liabilities and accrued expenses	4,449	2,790
Liabilities of discontinued operations	0	186,371

Total liabilities	692,108	846,485

Common stock, $0.50 par value, authorized 40,000,000 shares; shares issued 15,655,441 at March 31, 2005 and 17,578,864 at December 31, 2004	7,828	8,789
Additional paid-in capital	22,729	38,191
Retained earnings	14,186	10,858
Accumulated other comprehensive income	(1,211)	(102)

Total shareholders’ equity	43,532	57,736
Total liabilities and shareholders’ equity	$735,640	$904,221

See accompanying notes to unaudited consolidated financial statements.

CIVITAS BANKGROUP, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Dollars in thousands

	THREE MONTHS ENDED
	March 31,
	2005	2004
	Unaudited	Unaudited
Interest income
Loans, including fees	$6,889	$6,154
Securities	2,232	1,767
Deposits in financial institutions	27	5
Federal funds sold	70	16
Restricted equity securities dividends	34	35

Total interest income	9,253	7,977
Interest expense
Time deposits of $100,000 or more	858	1,130
Other deposits	2,375	1,147
Federal funds purchased and securities sold under repurchase agreements	231	36
Advances from Federal Home Loan Bank	442	455
Subordinated debentures	183	140
Notes payable	61	76

Total interest expense	4,150	2,984

Net interest income	5,103	4,993
Provision for loan losses	333	552

Net interest income after provision for loan losses	4,770	4,441
Other income
Service charges on deposit accounts	699	780
Other service charges, commissions and fees	244	67
Mortgage banking activities	332	165
Net gain on securities transactions	15	300
Net gain (loss) on sale of other real estate	18	(45)
Other noninterest income	658	230

Total other income	1,966	1,497

See accompanying notes to unaudited consolidated financial statements.

CIVITAS BANKGROUP, INC.
CONSOLIDATED STATEMENTS OF EARNINGS (continued)
THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Dollars in thousands except per share amounts

	THREE MONTHS ENDED
	March 31,
	2005	2004
	Unaudited	Unaudited
Other expenses
Salaries and employee benefits	$3,150	$2,986
Occupancy expense	799	726
Other real estate expense	40	47
Data processing	205	329
Communications	104	124
Deposit insurance premiums	19	53
Other operating expenses	1,123	799

Total other expenses	5,440	5,064

Income before income taxes	1,296	874
Income tax expense	393	274

Net income from continuing operations	$903	$600

Discontinued operations
Income from operations of BankTennessee, less applicable income taxes	82	154
Gain on sale of BankTennessee	2,693	0

Net Income	3,678	754

Other Comprehensive income	(1,109)	315

Total Comprehensive income	$2,569	$439

Net earnings per share – basic – continuing operations	$0.06	$0.03
Net earnings per share – diluted – continuing operations	$0.06	$0.03
Net earnings per share – basic – discontinued operations	0.16	0.01
Net earnings per share – diluted – discontinued operations	0.16	0.01
Net earnings per share – basic	0.22	0.04
Net earnings per share – diluted	0.22	0.04
Weighted average shares outstanding – basic	16,942,208	17,309,303
Weighted average shares outstanding – diluted	17,019,761	17,359,468

See accompanying notes to unaudited consolidated financial statements.

CIVITAS BANKGROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

Dollars in thousands except share amounts

					Accumulated Other
	Common Stock		Additional Paid-in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2003	17,135,056	$8,568	$35,930	$9,877	$366	$54,741
Exercise of stock options	321,635	161	748	0	0	909
Issuance of common stock	8,430	4	40	0	0	44
Dividends per share	0	0	0	(262)		(262)
Comprehensive Income:
Net earnings	0	0	0	754	0	754
Other Comprehensive Income
Change in unrealized gain (loss) on securities available for sale	0	0	0	0	201	201
Less: adjustment for realized gains included in net income	0	0	0	0	114	114

Total Comprehensive Income (loss)						1,069

Balance, March 31, 2004	17,465,121	$8,733	$36,718	$10,369	$681	$56,501
Balance, December 31, 2004	17,578,864	$8,789	$38,191	$10,858	$(102)	$57,736
Exercise of stock options	9,647	5	52	0	0	57
Issuance of common stock	23,307	12	158	0	0	170
Retirement of common stock	(2,000,000)	(1,000)	(16,000)	0	0	(17,000)
Dividends per share	43,623	22	328	(350)	0	0
Comprehensive Income:
Net earnings	0	0	0	3,678	0	3,678
Other Comprehensive Income
Change in unrealized gain (loss) on securities available for sale	0	0	0	0	(1,118)	(1,118)
Less: adjustment for realized loss included in net income	0	0	0	0	9	9

Total Comprehensive Income (loss)						2,569

Balance, March 31, 2005	15,655,441	$7,828	$22,729	$14,186	$(1,211)	$43,532

See accompanying notes to unaudited consolidated financial statements.

CIVITAS BANKGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Dollars in thousands

	THREE MONTHS ENDED
	March 31,
	2005	2004
	Unaudited	Unaudited
Cash flows from continuing operating activities:
Net income from continuing operations	$903	$600
Adjustments to reconcile net income from continuing operations to cash from operating activities:
Provision for loan losses	333	552
Depreciation and amortization	500	127
Operations of unconsolidated affiliates	(149)	10
Origination of mortgage loans held for sale	(23,230)	(7,146)
Proceeds from sale of mortgage loans held for sale	22,354	5,081
Federal Home Loan Bank stock dividend	(29)	(26)
Net (gain) on securities transactions	(15)	(300)
Net (gain)/loss on sale of other real estate	(18)	45
Net change in accrued interest receivable	(352)	407
Net change in accrued interest payable and other liabilities	1,659	252
Other, net	(1,514)	(304)

Total adjustments	(461)	827

Net cash provided by continuing operating activities	442	1,427

Cash flows from continuing investing activities:
Net change in interest-bearing deposits in financial institutions	(532)	(427)
Purchases of securities available for sale	(17,976)	(24,814)
Proceeds from maturities redemptions, and sales of securities available for sale	12,486	29,694
Purchases of securities held to maturity	(21,867)	(1,017)
Proceeds from maturities, redemptions, and sales of securities held to maturity	2,834	2,899
Net change in loans	(9,535)	(3,660)
Investment in unconsolidated affiliates	10	24
Purchases of property, equipment and leasehold improvements	(309)	(445)
Proceeds from sale of other real estate owned	224	466

Net cash provided (used) by continuing investing activities	(34,666)	2,720

Cash flows from continuing financing activities:
Net change in deposits	30,724	3,700
Increase (decrease) in federal funds purchased	0	0
Change in securities sold under agreements for repurchase	(389)	(7,155)
Repayments of notes payable	0	(50)
Dividends paid	0	(257)
Repurchase and retirement of common stock	0	0
Proceeds from issuance of common stock	226	953

Net cash provided by continuing financing activities	30,561	(2,809)

Net change in cash and cash equivalents from continuing operations	(3,662)	(791)
Cash and cash equivalents of continuing operations at beginning of period	26,752	28,330

Cash and cash equivalents of continuing operations at end of period	$23,090	$27,539

See accompanying notes to unaudited consolidated financial statements.

CIVITAS BANKGROUP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

(Unaudited)

Note 1. Basis of Presentation

The unaudited consolidated financial statements as of March 31, 2005 and for the three month periods ended March 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”), and in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the 2004 consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K. Effective March 1, 2005, the Company consummated the sale of its BankTennessee subsidiary. As such, unless otherwise noted, all amounts presented, including all note disclosures, relate only to the Company’s continuing operations.

Note 2. Earnings per Share of Common Stock

Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Stock options are regarded as potential common shares to the extent that the exercise price for the option is less than the fair market value of our common stock. For the three months ended March 31, 2005 the Company included 1,391,052 shares of common stock issuable upon exercise of stock options in the diluted EPS calculation.

Note 3. Stock Compensation

Employee compensation expense under stock options is reported using the intrinsic value method. The following table illustrates the effect on net income and earning per share for the three months ended March 31, 2005 and 2004 if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	March 31, 2005	March 31, 2004
Net income from continuing operations as reported	$903	$600
Less stock-based compensation expense under fair value based method	63	41

Pro forma net income from continuing operations	$840	$559

Basic earnings per share from continuing operations as reported	$0.06	$0.03
Pro forma basic earnings per share from continuing operations	0.05	0.03

Diluted earnings per share from continuing operations as reported	0.06	0.03
Pro forma earnings per share from continuing operations	0.05	0.03

Note 4. Subsequent Events

On April 22, 2005, the Company entered into a written agreement with the Federal Reserve Bank of Atlanta (the “Written Agreement”). The Written Agreement contains provisions similar to those in existing relationships with the Federal Reserve Bank of Atlanta, including provisions to enhance credit administration policies and procedures, independent loan review, internal audit and earnings and capital maintenance. The Written Agreement also provides that the Company will conduct a management, directorate and organizational review. The Written Agreement shall remain effective and enforceable against the Company until such time as it is stayed, modified, terminated or suspended in writing by the Federal Reserve Bank of Atlanta.

Note 5. Discontinued Operations

Effective March 1, 2005, the Company consummated the sale of all of the outstanding stock of BankTennessee to a group of investors including certain of its and BankTennessee’s directors in exchange for the members of this group surrendering 2,000,000 shares of Company common stock. The Company has agreed to provide data processing, accounting and other transition services to BankTennessee for a six month period following the effective date.

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

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those identified in the Company’s Annual Report on Form 10-K and: (i) increased competition with other financial institutions; (ii) lack of sustained growth in the economy in the Company’s market area; (iii) rapid fluctuations in interest rates; (iv) significant downturns in the businesses of one or more large customers; (v) risks inherent in originating loans, including prepayment risks; (vi) the fluctuations in collateral values, the rate of loan charge-offs and the level for the provision for loan losses; (vii) changes in the legislative and regulatory environment; (viii) the ability to successfully complete the disposition of the Bank of Mason (ix) loss of key personnel. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions and other important factors that could cause actual results to differ materially from those projected in forward-looking statements.

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

Our management assesses the adequacy of the ALL on a regular basis. This assessment includes procedures to estimate the ALL and test the adequacy and appropriateness of the resulting balance. The ALL consists of two portions (1) an allocated amount representative of specifically identified credit exposure and exposures readily predictable by historical or comparative experience, and (2) an unallocated amount representative of inherent loss which is not readily identifiable. Even though the ALL is composed of two components, the entire allowance is available to absorb any credit losses.

We establish the allocated amount separately for two different risk groups (1) unique loans (commercial loans, including those loans considered impaired); and (2) homogenous loans (generally consumer loans). We base the allocation for unique loans primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. Each risk-rating grade is assigned an estimated loss ratio, which is determined based on the experience of management, discussions with banking regulators, historical and current economic conditions and our independent loan review process. We estimate losses on impaired loans based on estimated cash flows discounted at the loan’s original effective interest rate or the underlying collateral value. We also assign estimated loss ratios to our consumer portfolio. However, we base the estimated loss ratios for these homogenous loans on the category of consumer credit (e.g., automobile, residential mortgage, home equity) and not on the results of individual loan reviews.

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

We then test the resulting ALL balance by comparing the balance in the allowance account to historical trends and peer information. Our management then evaluates the result of the procedures performed, including the result of our testing, and concludes on the appropriateness of the balance of the ALL in its entirety. The loan review and the finance committee of our board of directors review the assessment prior to the filing of financial information

COMPANY OVERVIEW

General. Civitas BankGroup, Inc. is a Tennessee corporation and registered bank holding company headquartered in Franklin, Tennessee with $735.6 million in total assets at March 31, 2005. We provide banking and other financial services through the following two (2) bank subsidiaries in seven (7) markets throughout Middle and West Tennessee:

		Assets as of
Institution Name	Principal Markets	March 31, 2005
Cumberland Bank	Metropolitan Nashville, Tennessee	$717,762
Bank of Mason	Tipton County, Tennessee	7,615

In January 2005, the Company entered into an agreement to sell the Bank of Mason to a group of investors. Pursuant to the terms of the purchase agreement, the investors will purchase all of the outstanding shares of stock in the Bank of Mason from the Company. Consummation of this transaction is subject to receipt of regulatory approval and the satisfaction of certain customary closing conditions. The Company expects this transaction to close during the second quarter 2005.

Effective March 1, 2005, the Company consummated the sale of all of the outstanding stock of BankTennessee to a group of investors including certain of its and BankTennessee’s directors in exchange for the members of this group surrendering 2,000,000 shares of Company common stock. The Company has agreed to provide data processing, accounting and other transition services to BankTennessee for a six month period following the effective date.

Joint Ventures. The Company owns a 50% interest in both The Murray Banc Holding Company, LLC in Murray, Kentucky and Insurors Bank of Tennessee, headquartered in Nashville, Tennessee. Only the Company’s initial investment, adjusted for the pro rata share of operating results of each entity, is included in the consolidated financial statements. The Company’s portion of earnings is recorded in other noninterest income. The Murray Banc Holding Company is a joint venture with BancKentucky, a Kentucky savings and loan holding company. The Murray Banc Holding Company is a single bank holding company owning 100% of The Murray Bank which opened in 1999. The Murray Banc Holding Company had $147.4 million in total assets at March 31, 2005 and for the three months ended March 31, 2005 contributed income of $123,000 to the Company. The Company also owns 50% of Insurors Bank, which opened November 2000 and had $66.8 million in assets at March 31, 2005. The remaining ownership interest in Insurors Bank is owned by InsCorp, a Tennessee corporation owned predominately by Tennessee insurance agents. Year to date, Insurors Bank has contributed $42,000 of income to the Company.

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

OVERVIEW

General. Set forth below are significant items that occurred from continuing operations during the three months ended March 31, 2005:

•	Net income for the three months ended March 31, 2005, totaled $903,000 compared to $600,000 for the same period for 2004, a 50.4% increase.

•	Net earnings per diluted share increased to $0.06 per share for the quarter ended March 31, 2005 compared to $0.03 for the comparable period in 2004.

•	The provision for loan losses decreased 39.7% from $552,000 for the three months ended March 31, 2004 to $333,000 for the three months ended March 31, 2005.

•	Assets decreased from $904.2 million at December 31, 2004, to $735.6 million at March 31, 2005, a $168.6 million or 18.6% decrease. The sale of one of the Company’s subsidiaries, BankTennessee, reduced assets by $200.5 million, which was offset by $31.9 million in asset growth of the surviving entities.

•	Loans increased to $447.8 million, up 2.3% from $437.6 million at year end 2004.

•	Nonperforming assets were $5.9 million at March 31, 2005, down 9.1% from December 31, 2004.

•	Deposits totaled $597.6 million, up 5.4% from $566.9 million at year end 2004.

•	Effective March 1, 2005, the Company consummated the sale of all of the outstanding stock of BankTennessee to a group of investors including certain of its and BankTennessee’s directors in exchange for the members of this group surrendering 2,000,000 shares of Company common stock. The Company has agreed to provide data processing, accounting and other transition services to BankTennessee for a six month period following the effective date.

•	The Company recorded a gain of $2.7 million on the sale of its BankTennessee subsidiary.

•	The Company entered into an agreement to sell all of the stock of its Bank of Mason subsidiary, in a transaction that the Company expects to close in the second quarter of 2005.

•	On April 22, 2005, the Company entered into a written agreement with the Federal Reserve Bank of Atlanta (the “Written Agreement”), the terms of which are more particularly described below under “Subsequent Events”.

EARNINGS HIGHLIGHTS—FIRST QUARTER RESULTS

During the quarter ended March 31, 2005, the Company’s management continued to address improvements in the Company’s performance. Management’s primary short-term objectives continue to be the resolution of problem assets, the creation of operating efficiencies and building for future growth. The ongoing evaluation of its operations and related operational improvements includes the continued centralization of certain backroom operations, reduction of duplicate operational processes and consideration of the disposal of underperforming branches or subsidiaries in markets offering limited growth potential.

Net Income. The Company recorded net income from continuing operations for the first quarter of 2005 of $903,000 compared with net income of $600,000 in the first quarter of 2004. Diluted earnings from continuing operations per share for the first quarter of 2005 were $0.06 as compared $0.03 for first quarter 2004.

Key performance indicators for the first quarter of 2005 showed annualized return on average assets (ROA) of 0.56% compared to 0.40% in the comparable period of 2004. The annualized return on average shareholders’ equity (ROE) for the first quarter of 2005 was 6.63% compared to 4.30% for the first quarter of 2004.

Net Interest Income. Net interest income for the first quarter of 2005, decreased $12,000 as compared to the first quarter of 2004. This decrease is primarily attributable to a 49 basis point increase in cost of funds, partially offset by an 11 basis point increase in the yield on total earning assets. The changes in net interest income and net interest margin for the three months ended March 31, 2005 as compared to the same period in 2004 were primarily the result of the following:

Rate:

•	The yield on loans increased 31 basis points as compared to 2004.

•	Investment security yield increased 2 basis points over the 2004 period levels to 4.43%.

•	Yields on deposits increased 51 basis points.

•	Federal funds purchased and repurchase agreements yield increased 196 basis points.

•	The yield on notes payable declined 112 basis points as the Company refinanced its debt in late 2004, resulting in a $15,000 savings for the Company in 2005.

•	Interest expense on subordinated debentures increased $43,000 due to 145 basis point increase in the rate.

Volume:

•	Total average earning assets increased $75.4 million, or 12.9%, with the significant amount of this increase being in the Company’s average securities portfolio, which increased by $42.1 million or 25.9%. The remainder of the increase was in loans in the amount of $26.8 million or 6.5%.

•	Average Federal Funds sold increased $762,000 or 15.2%.

•	Average deposits and borrowed funds increased $70.4 million, or 11.9%, as compared to the first quarter of 2004. Average interest-bearing deposits increased $78.3 million while repurchase agreements increased $16.4 million or 100.0%.

Net Interest Margin. Net interest margin for the first quarter of 2005 decreased 31 basis points to 3.14% from 3.45% in the first quarter of 2004. A greater percentage of new loan originations are short-term real estate loans compared to our existing loan portfolio. Likewise, these loans are funded with short-term deposits. New loan production the Company has experienced has been offset by a concentrated effort to remove underperforming and less desirable risk characteristic loans from the portfolio. Management expects its average loan balances to increase throughout the remainder of 2005 as the Company takes advantage of recent bank mergers in its markets, and refocuses on managed growth.

The Company increased the volume of its securities portfolio by $42.1 million as a result of a $55.0 million or 10.5% increase in deposits. Deposit growth primarily stemmed from the opening of our downtown Franklin office which benefited from the hiring of key personnel from a Williamson County community bank, which was recently merged with a larger regional bank.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities and net interest margin for the three months ended March 31, 2005 and 2004:

Average Balances Sheet
(Dollars in thousands)

	Three Months Ending			Three Months Ending
	03/31/05			03/31/04
	Average Balance	Yield	Revenue/ Expense	Average Balance	Yield	Revenue/ Expense
Loans[1,2]	$441,237	6.33%	$6,889	$414,404	6.02%	$6,154
Securities[3]	204,516	4.43%	2,232	162,418	4.41%	1,767
Federal funds sold	9,847	2.88%	70	5,010	1.30%	16
Other earning assets	6,033	4.10%	61	4,408	3.68%	40

Total earning assets	661,633	5.71%	9,253	586,240	5.52%	9,939
Cash and due from banks	23,989			14,210
Allowance for loan losses	(4,295)			(5,659)
Other assets	39,039			55,172

Total assets	$720,618			$649,963

Deposits	$576,090	2.28%	3,233	$521,131	1.77%	2,277
Fed Funds purchased and Repurchase Agreements	32,949	2.84%	231	16,505	0.88%	36
Subordinated Debentures	12,000	6.18%	183	12,000	4.73%	140
Borrowed funds	40,550	5.03%	503	41,551	5.18%	531

Total deposits and borrowed funds	661,589	2.54%	4,150	591,187	2.05%	2,984

Other liabilities	1,194			3,285
Shareholders’ equity	57,835			55,491

Total liabilities and shareholders’ equity	$720,618			$649,963

Net interest income			$5,103			$4,993

Net interest margin		3.14%			3.45%

1.	Interest income includes loan fees.

2.	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

3.	No taxable equivalent adjustments have been made since the effect is insignificant.

INVESTMENT PORTFOLIO

General. The Company invests primarily in obligations of the United States, obligations of states, counties, and municipalities and mortgage-backed securities. The following table presents, for the periods indicated, the carrying amount of our securities portfolio segregated into available for sale, or AFS, and held to maturity, or HTM, categories:

Composition of Investment Portfolio
Dollars in thousands

	March 31, 2005	December 31, 2004
Available for Sale
U.S. Government Agencies	$26,906	$18,073
Obligations of States, Counties, Municipals	4,282	4,331
Mortgage-backed	80,984	85,760
Marketable Equity Securities	1,077	1,078
Other Debt Securities	51	51

Total Available for Sale	113,300	109,293
Held to Maturity
U.S. Government Agencies	300	300
Obligations of States, Counties, Municipals	27,106	26,233
Mortgage-backed	85,043	66,905
Other Debt Securities	2,407	2,407

Total Held to Maturity	114,856	95,845

Total Securities	$228,156	$205,138

NOTE: Prior period figures have been adjusted for comparative purposes by excluding the securities portfolio of BankTennessee.

The following table indicates the maturities of securities at March 31, 2005 at the carrying amount and the weighted average yields of such securities:

Maturity of Investment Portfolio
Dollars in thousands

	AFS		HTM
	Amount	Yield	Amount	Yield
U.S. Treasuries and Agencies
Under 1 year	$21,924	2.78%	$0	0.00%
1 – 5 years	3,562	3.07%	200	4.30%
5 – 10 years	1,420	4.45%	100	4.63%
Over 10 years	0	0.00%	0	0.00%

Total U.S. Treasuries and Agencies	26,906	2.91%	300	4.41%
State and Political Subdivisions
Under 1 year	0	0.00%	0	0.00%
1 – 5 years	0	0.00%	902	3.81%
5 – 10 years	1,205	3.01%	1,759	3.48%
Over 10 years	3,077	3.78%	24,445	4.20%

Total State and Political Subdivisions	4,282	3.56%	27,106	4.14%

Mortgage-backed	80,984	4.51%	85,043	4.82%

Other Securities
Under 1 year	51	6.63%	0	0.00%
1 – 5 years	0	0.00%	1,007	5.44%
5 – 10 years	0	0.00%	0	0.00%
Over 10 years	1,078	2.09%	1,400	9.66%

Total Other Securities	1,128	2.29%	2,407	7.89%

Total Securities	$113,300	4.07%	$114,856	4.72%

NOTE: Mutual funds are included in other AFS securities over 10 years

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

Composition of Loan Portfolio
Dollars in thousands

	March 31, 2005	December 31, 2004
Real Estate – Mortgage	$121,847	$110,960
Real Estate – Construction	106,496	93,841
Real Estate – Commercial	127,240	131,557
Real Estate – Other	3,798	3,456
Commercial	65,455	73,851
Consumer	19,176	21,561
Other	4,337	2,880
Deferred Fees	(510)	(529)

Total Loans	$447,839	$437,577

NOTE: Prior period figures have been adjusted for comparative purposes.

Totals loans grew $10.3 million since December 31, 2004 even though the Company experienced runoff of loans that do not meet the risk characteristics targeted by management. Management is placing greater emphasis on short-term real estate lending such as construction, acquisition and development, and commercial real estate loans. The Company has established internal targets for real estate secured loans of at least 75% of total loans, with an emphasis on variable interest rate loans or loans with maturities under five years if at fixed rates. As of March 31, 2005, 80.2% of the loan portfolio was secured by real estate.

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

Loan delinquencies, defined as loans greater than 30 days past due, were 2.0% of the total loan portfolio on March 31, 2005 as compared to 2.2% at December 31, 2004. Provision expense equaled $333,000 and $552,000 for the three months ended March 31, 2005 and 2004 respectively. As set out in the table below, the decline in the allowance for loan losses as a percentage of total loans outstanding since March 31, 2004 reflects loan charge-offs taken against specific allocated reserves. A summary of loan loss experience during the three-months ended March 31, 2005 and 2004 is provided below. Non-performing assets to total loans were 1.3% at March 31, 2005 as compared to 1.8% at March 31, 2004. The following is the activity in the allowance for loan losses:

	Three Months Ended
	March 31,
	2005	2004
Allowance for loan losses – beginning balance	$4,428	$5,048
Charge-offs	192	474
Recoveries	42	75

Net charge-offs	150	399
Provision for loan losses	333	552

Allowance for loan losses – ending balance	$4,611	$5,201
Loans outstanding at end of period	$447,839	$392,052
Average loans outstanding during period	$441,237	$390,184
Allowance for loan losses as a percentage of loans outstanding at end of period	1.03%	1.32%
Ratio of net charge-offs during period to average loans outstanding	0.14%	0.41%

NOTE: Prior period figures have been adjusted for comparative purposes.

Nonperforming Assets. For financial statement purposes, nonaccrual loans are included in loans outstanding, whereas repossessions and other real estate are included in other assets. Net credit losses include net charge-offs on loans and valuation adjustments.

The following is a summary of nonperforming loans as of March 31, 2005 and December 31, 2004:

Summary of Nonperforming Assets
Dollars in thousands

	March 2005	December 2004
Non-accrual loans	$5,066	$5,377
Other real estate owned	797	793
Loans past due 90 days or more still accruing	0	40

Total nonperforming loans and OREO	5,863	6,210
Repossessions	49	293

Total nonperforming assets	$5,912	$6,503

NOTE: Prior period figures have been adjusted for comparative purposes.

Supplemental Loan Information as of March 31, 2005
Dollars in thousands

	Loans outstanding	% of Total Loans	Nonaccrual loans	Other real estate owned and repossessions	Year-to-date net charge-offs	Allocation of allowance
Real Estate – Residential	$121,847	27%	$1,473	$620	$(11)	$1,018
Real Estate – Construction	106,496	24%	513	72	0	486
Real Estate – Commercial	127,240	28%	1,933	0	26	1,022
Real Estate – Other	3,798	1%	0	0	0	15
Commercial	65,455	15%	1,054	0	80	1,258
Consumer	19,176	4%	85	0	55	537
Other	4,337	1%	8	0	0	275
Deferred fees and costs	(510)	0%	0	0	0	0

Total Loans	$447,839	100%	$5,066	$692	$150	$4,611

In addition to the nonaccrual loans, management has internally identified an additional $12.8 million in loans as potential problem credits. These loans are performing loans but are classified due to payment history, decline in the borrower’s financial position or decline in collateral value. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Loans classified as doubtful have all the weaknesses inherent in one classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. The following table shows the amount in each classification.

Summary of Performing Classified Loans
As of March 31, 2005
Dollars in thousands

Substandard	$12,326
Doubtful	463
Loss	0

Total	$12,790

Management believes the balance of the allowance for loan losses to be adequate as of March 31, 2005 based on its internal evaluation of the allowance for loan losses and loan portfolio. Quarterly, the allowance for loan losses is evaluated under the provision of SFAS 114 and 118. Under these guidelines, specific reserves are allocated for loans considered impaired. A general reserve is also maintained for the Company’s homogenous loans. The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Although management believes the allowance for loan losses at March 31, 2005 to be adequate, further deterioration in problem credits, the results of the loan review process, or the impact of deteriorating economic conditions on other businesses, could require increases in the provision for loan losses and could result in future charges to earnings which could have a significant negative impact on net earnings.

DEPOSITS

The average daily amounts of deposits and rates paid on such deposits at March 31, 2005 and December 31, 2004 are summarized as follows:

Average Deposit Balance
Dollars in thousands

	March 31, 2005		December 31, 2004
	Amount	Rate	Amount	Rate
Noninterest bearing demand deposit	$64,295	0.00%	58,079	0.00%
Interest bearing demand deposit	141,058	1.96%	135,333	0.90%
Savings deposit	88,815	1.76%	66,557	1.10%
Time deposit	230,415	3.03%	224,219	2.69%
Wholesale deposits	53,005	3.34%	56,200	3.31%

Total	$577,588	2.27%	514,104	1.91%

NOTE: Prior period figures have been adjusted for comparative purposes.

The amount of certificates of deposits of $100,000 or more and other time deposits of $100,000 or more outstanding at March 31, 2005 by time remaining until maturity is as follows:

Deposit Maturity
Dollars in thousands

Under 3 months	16,732
4 – 6 months	26,859
7 – 12 months	40,642
Over 12 months	83,556

Total	167,789

Brokered certificates of deposit totaling $53.0 million are included in the above totals. These brokered deposits were used to purchase specific securities and have not been used as a general funding or liquidity source of the Company.

KEY RATIOS (Continuing Operations)

Returns on average consolidated assets and average consolidated equity for continuing operations for the periods indicated are as follows for the three months ended March 31, 2005 and March 31, 2004:

Performance Indicators

	March 31, 2005	March 31, 2004
Return on Average Assets (1)	0.56%	0.40%
Return on Average Equity (1)	6.63%	4.30%
Average Equity to Average
Assets Ratio	8.38%	9.40%

(1)	Annualized

NONINTEREST INCOME

The components of the Company’s noninterest income include service charges on deposit accounts, other fees and commissions, mortgage banking activities, gain on sale of securities and gain on sale of assets. Noninterest income as a percent of total gross revenue was 17.7% in the first quarter 2005 compared to 15.8% in the first quarter 2004. Total noninterest income increased 31.3% to $2.0 million for the three month period ended March 31, 2005 compared to the same period in 2004. The largest component of the Company’s noninterest income is revenue generated on deposit accounts. Service charges on deposit accounts decreased $79,000 or 10.1% to $700,000 during the three months ended March 31, 2005 compared to the same period in 2004. This decrease is primarily due to a decrease in the volume of insufficient check fees charged to customers. Revenue from mortgage banking activities totaled $332,000 an increase of $167,000 or 101.2% during the three months ended March 31, 2005 compared to the same period last year. This increase in activity is primarily due to the strengthening of the Company’s in-house mortgage division during the second half of 2004. Other service charges, fees and commissions totaled $244,000 for the first three months of 2005, an increase of $177,000 or 264.2% over the first three months of 2004. This increase is partially attributable to a $50,000 increase in the premium income from Cumberland Life, the Company’s reinsurance subsidiary for credit insurance products. Profits from the sale of securities decreased from $300,000 to $15,000 for the three months ended March 31, 2005 as compared to the same period last year. Management does not anticipate significant security sales during the remainder of 2005. Other noninterest income increased $428,000 including $275,000 in nonrecurring income which was recorded for the nonrefundable advance payments received in connection with the pending sale of the Bank of Mason.

NONINTEREST EXPENSE

Noninterest expense consists primarily of salaries and employee benefits, occupancy expenses, furniture and equipment expenses, data processing expenses and other operating expenses. Total noninterest expense increased $376,000 or 7.4% to $5.4 million during the three months ended March 31, 2005 compared to the same period in 2004. Salaries and employee benefits, which totaled $3.2 million make up the largest category in noninterest operating expenses. These expenses increased $164,000 or 5.5% for the three month period as a result of staffing of the two new Williamson County branch offices, the development and staffing of a large-scale competitive mortgage banking division and continued infrastructure changes. Deposit insurance premiums decreased by $34,000 for the three months ended March 31, 2005 from the same period last year. Other operating expenses increased $324,000 as a result of bringing previously outsourced functions in-house. Efficiency ratios by time period are listed below.

Efficiency Ratio
Dollars in thousands

	March 31, 2005	March 31, 2004
Non Interest Expense	$5,440	$5,064

Net Interest Income	5,103	4,993
Non Interest Income	1,966	1,497

Total Revenues	$7,069	$6,490

Efficiency Ratio	77.0%	78.0%

INCOME TAXES

Income tax expense for the first three months of 2005 totaled $393,000 as compared to $274,000 for 2004. When measured as a percentage of income before taxes, the Company’s effective tax rate was 30.3% in 2005 as compared to 31.3% in 2004. Effective tax rates are lower than statutory rates due primarily to the interest from investment in tax exempt municipal bonds.

FINANCIAL CONDITION

Balance Sheet Summary

The Company’s total assets decreased $168.6 million or 18.6% to $735.6 million at March 31, 2005 from $904.2 million at December 31, 2004. This decrease was primarily the result of a $200.5 million reduction in assets resulting from the sale of BankTennessee. This decrease was partially offset by the increase in assets of continuing operations of $31.9 million, of which $23.1 million was growth of the securities portfolio and $10.2 million was loan growth. This growth was funded by the $30.7 million growth in deposits.

Total liabilities decreased $154.4 million or 18.2% to $692.1 million at March 31, 2005 compared to $846.5 million at December 31, 2004. The BankTennessee sale resulted in $186.4 million of this decline. Deposits from continuing operations, which are the Company’s primary source of funding growth, grew $30.7 million or 5.4% to $597.6 million. Repurchase agreements have remained relatively flat at $37.5 million since December 31, 2004. Outstanding Federal Home Loan Bank advances remained constant for the period at $36.0 million.

Shareholders’ equity decreased $14.2 million to $43.5 million at March 31, 2005 largely due to the BankTennessee sale. See “Capital Position and Dividends” for further analysis.

Liquidity and Asset Management

The Company’s management seeks to maximize net interest income by managing the Company’s assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is the ability to maintain sufficient cash levels necessary to fund operations, meet the requirements of depositors and borrowers and fund attractive investment opportunities. Higher levels of liquidity bear corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets and higher interest expense involved in extending liability maturities. Liquid assets including cash, due from banks and federal funds sold totaled $23.1 million. In addition, the Company has $55.3 million in unpledged securities to secure additional borrowing capacity for liquidity needs.

The Company’s primary source of liquidity is a stable core deposit base. Payments from the loan and investment portfolios provide a secondary source. Borrowing lines with correspondent banks, the Federal Home Loan Bank and the Federal Reserve augment these traditional sources. Repurchase agreements, brokered CDs, and public fund deposits are alternative sources of funding to which the Company has access. As of March 31, 2005, the Company had approximately $29.9 million of available borrowings from the Federal Home Loan Bank.

The Company’s securities portfolio consists of earning assets that provide liquidity and/or interest income. For those securities classified as held-to-maturity the Company has the ability and intent to hold these securities to maturity. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rates, prepayment risk, the need or desire to increase capital and similar economic factors. Cash flows totaling approximately $60.8 million are projected to be generated from the securities portfolio within the next twelve months.

A secondary source of liquidity is the Company’s loan portfolio. At March 31, 2005, loans of approximately $298.5 million either will become due or will be subject to rate adjustments within twelve months. Continued emphasis will be placed on structuring adjustable rate loans.

As for liabilities, time deposits greater than $100,000 of approximately $84.2 million will become due during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future.

Management believes that with current liquid assets, present maturities, borrowing sources and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the near term future. However, the Company’s bank borrowings and subordinated debentures have certain interest payment requirements and the Company has certain operating expenses at the holding company level, which require dividends or management fees from the Company’s bank subsidiaries in order to be funded. The Company anticipates that it will be able to meet required payments on its outstanding debt and subordinated debentures for the next four quarters through available cash resources, however, the Company’s regulators have considerable discretion in determining whether to grant required approvals for our bank subsidiaries dividends, and no assurance can be given that such approvals will be forthcoming.

If the Company’s bank subsidiaries were unable to pay dividends to the Company as a result of a regulatory agency’s refusal to grant necessary approval, or for any other reason, the Company would be limited to parent company fees to fund its operating expenses and may need to obtain alternative financing sources, such as proceeds of an offering of its equity securities or the borrowing of additional amounts, upon receipt of prior regulatory approval, in order to fund these expenses and to meet its debt servicing obligations, including its senior bank debt and its subordinated debt obligation on the trust preferred securities issued by Cumberland Capital Trust I and Cumberland Capital Trust II.

Off Balance Sheet Arrangements

At March 31, 2005, the Company had unfunded loan commitments outstanding of $129.3 million and unfunded lines of credit and letters of credit of $7.0 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiaries have the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiaries could sell participations in these or other loans to correspondent banks.

Capital Position and Dividends

At March 31, 2005, total shareholders’ equity was $43.5 million or 5.9% of total assets. The decrease of $14.2 million in shareholders’ equity during the three months ended March 31, 2005 results from the Company’s net income of $3.7 million, the exercise of stock options totaling $57,000, and $170,000 in issuance of common stock through the Company’s Employee Stock Purchase Plan all offset by a $1.1 million decrease in accumulated other comprehensive income. Equity was further reduced $17 million by the retirement of common stock in connection with the sale of BankTennessee.

The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary banks. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary banks have none, and a part of the allowance for loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary banks and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. Trust preferred securities are allowed to be counted in Tier I capital, subject to certain limitations. At March 31, 2005, the Company’s and its bank subsidiaries’ total risk-based capital ratio, Tier I risk-based capital ratio, and Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) were as follows:

CAPITAL STANDARDS
Dollars in thousands

							Excess over
	Required Minimum		Well Capitalized		Actual		Well
	Amount	Ratios	Amount	Ratios	Amount	Ratios	Capitalized
Tier I to average assets – leverage
Civitas BankGroup, Inc.	$33,657	4.00%	$42,071	5.00%	$55,519	6.60%	$13,448
Cumberland Bank	27,726	4.00%	34,658	5.00%	48,563	7.01%	13,905
Bank of Mason	309	4.00%	386	5.00%	994	12.89%	608
Tier I to risk-weighted assets
Civitas BankGroup, Inc.	21,385	4.00%	32,077	6.00%	55,519	10.38%	23,442
Cumberland Bank	20,995	4.00%	31,493	6.00%	48,563	9.25%	17,070
Bank of Mason	142	4.00%	214	6.00%	994	27.91%	780
Total capital to risk-weighted assets
Civitas BankGroup, Inc.	42,769	8.00%	53,462	10.00%	60,130	11.25%	6,669
Cumberland Bank	41,991	8.00%	52,489	10.00%	53,116	10.12%	627
Bank of Mason	285	8.00%	356	10.00%	1,039	29.18%	683

The Company and its subsidiary, Cumberland Bank, have agreed with or committed to bank regulatory officials to take various actions, including to reduce the level of criticized or non-performing loans, to improve loan underwriting, problem loan resolution and collection, and strategic and capital planning, to obtain prior regulatory approval before incurring additional holding company indebtedness, repurchasing shares, or paying dividends from Cumberland Bank to the holding company or from the holding company to shareholders, and to maintain certain capital levels at Cumberland Bank in excess of those required for well capitalized status. The most restrictive of these provisions would require the Company to maintain a Tier I leverage ratio of at least 7.0% at Cumberland Bank. The Company and its subsidiaries believe they were in compliance in all material respects with these agreements at March 31, 2005. The Company and its subsidiaries intend to continue to comply with these agreements. The Company believes that the earnings from operations and available funds will be sufficient to allow the Company to meet all these commitments and the requirements for well-capitalized status through the end of 2005. However, the Company’s regulators have considerable discretion in determining whether to grant required approvals, and no assurance can be given that such approvals will be forthcoming. If the Company or its subsidiaries are unable to maintain the required capital levels with earnings from operations and available funds, the Company may be required to raise additional capital or, upon receipt of prior regulatory approval, incur additional debt, to meet these requirements.

Subsequent Events

Written Agreement. On April 22, 2005, the Company entered into the Written Agreement with the Federal Reserve Bank of Atlanta. The Written Agreement contains provisions similar to those in existing understandings with the Federal Reserve Bank of Atlanta, including provisions to enhance credit administration policies and procedures, independent loan review, internal audit and earnings and capital maintenance. The Written Agreement also provides that the Company will conduct a management, directorate and organizational review and that the Company will obtain the prior approval of the Federal Reserve Bank of Atlanta and of representatives of the Board of Governors of the Federal Reserve System before, among other things, paying cash dividends to the Company’s shareholders or incurring additional debt.

The Written Agreement is the result of an examination completed in October 2004 and management believes it is primarily related to the Company’s former troubled banks headquartered in West Tennessee, which have been sold since the examination date.

The Written Agreement will remain in effect and enforceable against the Company until such time as it is stayed, modified, terminated or suspended in writing by the Federal Reserve Bank of Atlanta.

Waiver of Registration Rights. On April 19, 2005, three investors that had purchased shares of the Company’s common stock in a private placement consummated on July 31, 2003 and who had been granted registration rights requiring the Company to register the shares of common stock purchased by the investors for resale agreed to waive the requirement that the Company cause a registration statement covering such shares filed with the Securities and Exchange Commission to become effective and to remain effective until July 31, 2005. As a result of this waiver, the Company intends to withdrawal the registration statement filed by it with the Securities and Exchange Commission on June 30, 2004. The withdrawal of the registration statement will become effective on the date a withdrawal request is filed with the Securities and Exchange Commission unless the Securities and Exchange Commission notifies the Company that its application will not be granted.

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

Management believes there has been no significant changes in market risk as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As discussed in Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Company’s ability to pay dividends is subject to its receipt of prior approval by bank regulatory officials.

Other than the shares of Company common stock surrendered to the Company in connection with its sale of BankTennessee, the Company did not repurchase any shares of its common stock during the quarter ended March 31, 2005.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1	Formal Written Agreement with Federal Reserve Bank of Atlanta

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIVITAS BANKGROUP, INC. (Registrant)
DATE: 05/10/05	/s/ Richard Herrington
Richard Herrington,
President and Chief Executive Officer

DATE: 05/10/05	/s/ Lisa Musgrove
Lisa Musgrove, Chief Financial Officer
(Principal Accounting and Financial Officer)