Form 10-Q
period 2005-06-30
CIVITAS BANKGROUP INC
filed 2005-08-09
CIK 1092099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
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
YES ☒           NO ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Common stock outstanding: 15,730,432 shares at July 31, 2005

CIVITAS BANKGROUP, INC.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
CIVITAS BANKGROUP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 AND DECEMBER 31, 2004
dollars in thousands

	June 30,
	2005	December 31,
	Unaudited	2004
Assets:
Cash and due from banks	$27,666	$23,262
Federal funds sold	0	3,490

Cash and cash equivalents	27,666	26,752
Interest-bearing deposits in financial institutions	3,852	3,695
Securities available for sale, at fair value	81,897	109,293
Securities, held to maturity, fair value $115,315 at June 30, 2005 and $96,674 at December 31, 2004	114,767	95,845
Loans	449,006	437,577
Allowance for loan losses	(4,647)	(4,427)

Loans, net	444,359	433,150
Premises and equipment	13,890	15,043
Restricted equity securities	3,468	3,340
Other real estate owned	802	793
Investment in unconsolidated affiliates	7,530	7,263
Goodwill	0	1,526
Other assets	7,111	6,978
Assets of discontinued operations	0	200,543

Total assets	$705,342	$904,221

Liabilities and Shareholders’ Equity:
Deposits
Noninterest-bearing	$56,387	$69,744
Interest-bearing	498,569	497,129

Total deposits	554,956	566,873
Notes payable	4,550	4,550
Federal funds purchased and securities sold under repurchase agreements	48,270	37,901
Advances from Federal Home Loan Bank	36,000	36,000
Subordinated debentures	12,000	12,000
Other liabilities and accrued expenses	3,233	2,790
Liabilities of discontinued operations	0	186,371

Total liabilities	659,009	846,485

Common stock, $0.50 par value, authorized 40,000,000 shares; shares issued 15,727,477 at June 30, 2005 and 17,578,864 at December 31, 2004	7,864	8,789
Additional paid-in capital	23,091	38,191
Retained earnings	15,890	10,858
Accumulated other comprehensive income	(512)	(102)

Total shareholders’ equity	46,333	57,736
Total liabilities and shareholders’ equity	$705,342	$904,221

See accompanying notes to unaudited consolidated financial statements.

CIVITAS BANKGROUP, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
dollars in thousands

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2005	2004	2005	2004
	Unaudited	Unaudited	Unaudited	Unaudited
Interest income
Loans, including fees	$7,649	$5,956	$14,538	$12,110
Securities	2,311	1,663	4,544	3,430
Deposits in financial institutions	16	24	43	29
Federal funds sold	20	22	90	38
Restricted equity securities dividends	47	35	81	70

Total interest income	10,043	7,700	19,296	15,677

Interest expense
Time deposits of $100,000 or more	1,333	1,128	2,191	2,258
Other deposits	2,127	1,074	4,502	2,221
Federal funds purchased and securities sold under repurchase agreements	348	41	579	77
Advances from Federal Home Loan Bank	446	454	888	909
Subordinated debentures	172	140	355	280
Notes payable	94	92	155	168

Total interest expense	4,520	2,929	8,670	5,913

Net interest income	5,523	4,771	10,626	9,764

Provision for loan losses	205	314	538	866

Net interest income after provision for loan losses	5,318	4,457	10,088	8,898

Other income
Service charges on deposit accounts	703	780	1,402	1,560
Other service charges, commissions and fees	205	122	449	189
Mortgage banking activities	485	170	817	335
Net gain on securities transactions	79	224	94	524
Net gain (loss) on sale of other real estate	22	8	40	(37)
Other noninterest income	940	486	1,398	716

Total other income	2,434	1,790	4,200	3,287
See accompanying notes to unaudited consolidated financial statements.

CIVITAS BANKGROUP, INC.
CONSOLIDATED STATEMENTS OF EARNINGS (continued)
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
dollars in thousands except per share amounts

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2005	2004	2005	2004
	Unaudited	Unaudited	Unaudited	Unaudited
Other expenses
Salaries and employee benefits	$3,120	$2,969	$6,270	$5,955
Occupancy expense	875	783	1,674	1,509
Communications	104	111	208	235
Deposit insurance premiums	20	52	39	105
Other operating expenses	1,764	1,208	3,131	2,383

Total other expenses	5,883	5,123	11,322	10,187

Income before income taxes	1,869	1,124	2,966	1,998
Income tax expense	585	373	900	647

Net income from continuing operations	$1,284	$751	$2,066	$1,351

Discontinued operations
Income (loss) from operations of discontinued components	0	(230)	129	12
Gain on sale of discontinued operations	570	0	3,463	0
Income tax expense (benefit) of discontinued operations	218	(92)	343	(4)

Net Income	$1,636	$613	$5,315	$1,367

Other comprehensive income (loss)	699	(2,708)	(410)	(2,393)

Total comprehensive income (loss)	$2,335	$(2,095)	$4,905	$(1,026)

Net earnings per share – basic – continuing operations	$0.08	$0.04	$0.13	$0.08
Net earnings per share – diluted – continuing operations	0.08	0.04	0.13	0.08
Net earnings per share – basic – discontinued operations	0.02	0.00	0.20	0.00
Net earnings per share – diluted – discontinued operations	0.02	0.00	0.19	0.00
Net earnings per share – basic	0.10	0.04	0.33	0.08
Net earnings per share – diluted	0.10	0.04	0.32	0.08
Weighted average shares outstanding – basic	15,684,270	17,478,235	16,309,764	17,393,769
Weighted average shares outstanding – diluted	15,729,577	17,571,317	16,374,669	17,465,393
See accompanying notes to unaudited consolidated financial statements.

CIVITAS BANKGROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)
dollars in thousands except share amounts

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2003	17,135,056	$8,568	$35,930	$9,877	$366	$54,741
Exercise of stock options	330,675	165	974	0	0	1,139
Issuance of common stock	33,365	17	187	0	0	204
Dividends per share	0	0	0	(524)	0	(524)

Comprehensive Income:
Net earnings	0	0	0	1,367	0	1,367
Other Comprehensive Income
Change in unrealized gain (loss) on securities available for sale	0	0	0	0	(2,723)	(2,723)
Less: adjustment for realized gains included in net income	0	0	0	0	330	330

Total Comprehensive Income (loss)						(1,026)

Balance, June 30, 2004	17,499,096	$8,750	$37,091	$10,720	$(2,027)	$54,534

Balance, December 31, 2004	17,578,864	$8,789	$38,191	$10,858	$(102)	$57,736
Exercise of stock options	71,203	36	328	0	0	364
Issuance of common stock	38,070	20	261	347	0	628
Retirement of common stock	(2,043,072)	(1,022)	(16,278)	0	0	(17,300)
Dividends per share	82,412	41	589	(630)	0	0
Comprehensive Income:
Net earnings	0	0	0	5,315	0	5,315
Other Comprehensive Income
Change in unrealized gain (loss) on securities available for sale	0	0	0	0	(446)	(446)
Less: adjustment for realized loss included in net income	0	0	0	0	36	36

Total Comprehensive Income (loss)						4,905

Balance, June 30, 2005	15,727,477	$7,864	$23,091	$15,890	$(512)	$46,333

See accompanying notes to unaudited consolidated financial statements.

CIVITAS BANKGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
dollars in thousands

	SIX MONTHS ENDED
	June 30,
	2005	2004
	Unaudited	Unaudited
Cash flows from continuing operating activities:
Net income from continuing operations	$2,066	$1,351
Adjustments to reconcile net income from continuing operations to cash from operating activities:
Provision for loan losses	538	866
Depreciation and amortization	1,432	1,239
Operations of unconsolidated affiliates	(330)	(391)
Origination of mortgage loans held for sale	(49,375)	(14,613)
Proceeds from sale of mortgage loans held for sale	48,722	11,353
Federal Home Loan Bank stock dividend	(60)	(48)
Net (gain) on securities transactions	(15)	(524)
Net (gain)/loss on sale of other real estate	(18)	37
Net change in accrued interest receivable	72	486
Net change in accrued interest payable and other liabilities	443	124
Other, net	989	(129)

Total adjustments	2,398	(1,600)

Net cash provided (used) by continuing operating activities	4,464	(249)

Cash flows from continuing investing activities:
Net change in interest-bearing deposits in financial institutions	(157)	1,256
Purchases of securities available for sale	(21,069)	(75,461)
Proceeds from maturities, redemptions, and sales of securities available for sale	47,874	55,210
Purchases of securities held to maturity	(27,443)	(11,127)
Proceeds from maturities, redemptions, and sales of securities held to maturity	8,481	6,287
Net change in loans	(11,094)	15,914
Investment in unconsolidated affiliates	19	18
Sale (purchase) of property, equipment and leasehold improvements	351	(639)
Proceeds from sale of other real estate owned	345	1,797

Net cash used by continuing investing activities	(2,693)	(6,745)

Cash flows from continuing financing activities:
Net change in deposits	(11,917)	12,523
Increase (decrease) in federal funds purchased	9,456	(1,000)
Change in securities sold under agreements for repurchase	913	(7,422)
Repayments of notes payable	0	(50)
Dividends paid	0	(518)
Repurchase and retirement of common stock	(300)	0
Proceeds from issuance of common stock	991	1,343

Net cash provided (used) by continuing financing activities	(857)	4,876

Net change in cash and cash equivalents from continuing operations	914	(2,118)
Cash and cash equivalents of continuing operations at beginning of period	26,752	28,330
Cash and cash equivalents of continuing operations at end of period	$27,666	$26,212

See accompanying notes to unaudited consolidated financial statements.

CIVITAS BANKGROUP, INC
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)
Note 1. Basis of Presentation
The unaudited consolidated financial statements as of June 30, 2005 and for the three and six month periods ended June 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”), and in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the 2004 consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K. Effective March 1, 2005, the Company consummated the sale of its BankTennessee subsidiary. As such, unless otherwise noted, all amounts presented, including all note disclosures, relate only to the Company’s continuing operations.
Note 2. Earnings per Share of Common Stock
Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Stock options are regarded as potential common shares to the extent that the exercise price for the option is less than the fair market value of our common stock. For the six months ended June 30, 2005 the Company included 375,977 shares of common stock issuable upon exercise of stock options in the diluted EPS calculation.

Note 3. Stock Compensation
Employee compensation expense under stock options is reported using the intrinsic value method. The following table illustrates the effect on net income and earning per share for the six months ended June 30, 2005 and 2004 if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	June 30,	June 30,
	2005	2004
Net income from continuing operations as reported	$2,066	$1,351
Less stock-based compensation expense under fair value based method	126	82

Pro forma net income from continuing operations	$1,940	$1,269

Basic earnings per share from continuing operations as reported	$0.13	$0.08
Pro forma basic earnings per share from continuing operations	0.12	0.07

Diluted earnings per share from continuing operations as reported	0.13	0.08
Pro forma earnings per share from continuing operations	0.12	0.07
Note 4.
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
Effective May 31, 2005, the Company consummated the sale of all of the outstanding stock of Bank of Mason to Mason Bancorp. The Company received cash and 43,000 shares of Company common stock in the sales transaction.

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
Our management assesses the adequacy of the ALL on a regular basis. This assessment includes procedures to estimate the ALL and test the adequacy and appropriateness of the resulting balance. The ALL consists of two portions: (1) an allocated amount representative of specifically identified credit exposure and exposures readily predictable by historical or comparative experience; and (2) an unallocated amount representative of inherent loss which is not readily identifiable. Even though the ALL is composed of two components, the entire allowance is available to absorb any credit losses.
We establish the allocated amount separately for two different risk groups: (1) unique loans (commercial loans, including those loans considered impaired); and (2) homogenous loans (generally consumer loans). We base the allocation for unique loans primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. Each risk-rating grade is assigned an estimated loss ratio, which is determined based on the experience of management, discussions with banking regulators, historical and current economic conditions and our independent loan review process. We estimate losses on impaired loans based on estimated cash flows discounted at the loan’s original effective interest rate or the underlying collateral value. We also assign estimated loss ratios to our consumer portfolio. However, we base the estimated loss ratios for these homogenous loans on the category of consumer credit (e.g., automobile, residential mortgage, home equity) and not on the results of individual loan reviews.
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
We then test the resulting ALL balance by comparing the balance in the allowance account to historical trends and peer information. Our management then evaluates the result of the procedures performed, including the result of our testing, and concludes on the appropriateness of the balance of the ALL in its entirety. The audit committee of our board of directors review the assessment prior to the filing of financial information.

COMPANY OVERVIEW
General. Civitas BankGroup, Inc. is a Tennessee corporation and registered bank holding company headquartered in Franklin, Tennessee with $705.3 million in total assets at June 30, 2005. We provide banking and other financial services through our bank subsidiary, Cumberland Bank, from five (5) markets throughout Middle Tennessee. As of June 30, 2005, Cumberland Bank held $695.7 million in assets
Effective March 1, 2005, the Company consummated the sale of all of the outstanding stock of BankTennessee to a group of investors including certain of its and BankTennessee’s directors in exchange for the members of this group surrendering 2,000,000 shares of Company common stock. The Company has agreed to provide data processing, accounting and other transition services to BankTennessee for a six month period following the effective date.
Effective May 31, 2005, the Company consummated the sale of all of the outstanding stock of Bank of Mason to Mason Bancorp. The Company received cash and 43,000 shares of Company common stock in the sales transaction.
Joint Ventures. The Company owns a 50% interest in both The Murray Banc Holding Company, LLC in Murray, Kentucky and Insurors Bank of Tennessee, headquartered in Nashville, Tennessee. Only the Company’s initial investment, adjusted for the pro rata share of operating results of each entity, is included in the consolidated financial statements. The Company’s portion of earnings is recorded in other noninterest income. The Murray Banc Holding Company is a joint venture with BancKentucky, a Kentucky savings and loan holding company. The Murray Banc Holding Company is a single bank holding company owning 100% of The Murray Bank which opened in 1999. The Murray Banc Holding Company had $149.6 million in total assets at June 30, 2005 and for the six months ended June 30, 2005 contributed income of $247,000 to the Company. The Company also owns 50% of Insurors Bank, which opened in November 2000 and had $68.3 million in assets at June 30, 2005. The remaining ownership interest in Insurors Bank is owned by InsCorp, a Tennessee corporation owned predominately by Tennessee insurance agents. Year to date, Insurors Bank has contributed $94,000 of income to the Company.
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

OVERVIEW
General. Set forth below are significant items that occurred from continuing operations during the three months ended June 30, 2005:
•	Net income from continuing operations for the three months ended June 30, 2005, totaled $1.3 million compared to $751,000 for the same period for 2004, a 73.1% increase. Net income from continuing operations for the six months ended June 30, 2005, totaled $2.1 million compared to $1.4 million for the same period in 2004, a 50.0% increase.

•	Net earnings per diluted share from continuing operations increased to $0.08 per share for the quarter ended June 30, 2005 compared to $0.04 for the comparable period in 2004. For the six months ended June 30, 2005, net earnings from continuing operations per diluted share was $0.13 as compared to $0.08 for the same period in 2004.

•	The provision for loan losses decreased 34.7% from $314,000 for the three months ended June 30, 2004 to $205,000 for the three months ended June 30, 2005.

•	Assets decreased from $904.2 million at December 31, 2004, to $705.3 million at June 30, 2005, a $198.9 million or 22.0% decrease. The sale of one of the Company’s subsidiaries, BankTennessee, reduced assets by $200.5 million, which was offset by $1.6 million in asset growth of the surviving entities.

•	Loans increased to $449.0 million, up 2.6% from $437.6 million at year end 2004.

•	Nonperforming assets were $3.3 million at June 30, 2005, down 48.7% from December 31, 2004.

•	Deposits totaled $554.9 million, down 2.1% from $566.9 million at year end 2004. Deposits only declined $12.0 million despite the $26.1 million decline due to the sale of the McMinnville branch.

•	Key performance indicators as of June 30, 2005 showed annualized return on average assets (ROA) of 0.57% compared to 0.43% in the comparable period of 2004. The annualized return on average shareholders’ equity (ROE) for the first half of 2005 was 8.50% compared to 4.81% for the same period in 2004.

•	Effective March 1, 2005, the Company consummated the sale of all of the outstanding stock of BankTennessee to a group of investors including certain of its and BankTennessee’s directors in exchange for the members of this group surrendering 2,000,000 shares of Company common stock. The Company has agreed to provide data processing, accounting and other transition services to BankTennessee for a six month period following the effective date. The Company recorded a gain of $2.7 million on the sale of its BankTennessee subsidiary.

•	Effective May 31, 2005, the Company consummated the sale of all of the stock of its Bank of Mason subsidiary. The Company recorded a gain on sale of approximately $770,000 on the sale of this subsidiary.

•	The Company consummated the sale of its McMinnville branch effective June 25, 2005.

•	On April 22, 2005, the Company entered into a written agreement with the Federal Reserve Bank of Atlanta (the “Written Agreement”), the terms of which are more particularly described below.
EARNINGS HIGHLIGHTS—SECOND QUARTER RESULTS
During the quarter ended June 30, 2005, the Company’s management continued to address improvements in the Company’s performance. Management’s primary short-term objectives continue to be the resolution of problem assets, the creation of operating efficiencies and building for future growth. The ongoing evaluation of its operations and related operational improvements includes the continued centralization of certain backroom operations, reduction of duplicate operational processes and consideration of the disposal of underperforming subsidiaries.

Net Income. The Company recorded net income from continuing operations for the second quarter of 2005 of $1.3 million compared with net income of $751,000 in the second quarter of 2004. Diluted earnings from continuing operations per share for the second quarter of 2005 were $0.08 as compared $0.04 for second quarter 2004.
Net Interest Income and Net Interest Margin. Net interest income for the second quarter of 2005 increased $752,000 as compared to the second quarter of 2004. This increase is primarily attributable to a 70 basis point increase in the yield on earning assets, partially offset by a 67 point increase in the cost of funds. Net interest margin for the second quarter of 2005 increased 2 basis points to 3.30% from 3.28% in the second quarter of 2004. The changes in net interest income and net interest margin for the three months ended June 30, 2005 as compared to the same period in 2004 were primarily the result of the following:
Rate:
•	The yield on loans increased 86 basis points as compared to 2004.

•	Investment security yield increased 36 basis points over the 2004 period levels to 4.43%.

•	Yields on deposits increased 66 basis points.

•	Federal funds purchased and repurchase agreements yield increased 235 basis points.

•	The yield on notes payable remained relatively flat, increasing 6 basis points.

•	Interest expense on subordinated debentures increased $32,000 due to a 107 basis point increase in the rate.
Volume:
•	Total average earning assets increased $88.4 million, or 15.1%, with the significant amount of this increase being in the Company’s average loan portfolio, which increased by $49.0 million or 12.1%. The remainder of the increase was in the security portfolio in the amount of $45.2 million or 27.5%.

•	Average deposits and borrowed funds increased $70.2 million, or 13.8%, as compared to the second quarter of 2004. Average repurchase agreements increased $21.0 million or 108.8%.
Net Interest Margin. A greater percentage of new loan originations are short-term real estate loans compared to our existing loan portfolio. Likewise, these loans are funded with short-term deposits. The Company is experiencing a shift in its asset mix from securities to higher yielding loans. Management expects its average loan balances to increase throughout the remainder of 2005 as the Company takes advantage of recent acquisitions of community banks by regional banks in its markets, and refocuses on managed growth.
The Company increased the average volume of its securities portfolio by $45.2 million as a result of a $70.2 million or 13.8% increase in deposit growth. Deposit growth primarily stemmed our new downtown Franklin office as we attracted customers of and hired key personnel from a Williamson County community bank, which was merged with a larger regional bank in 2004.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities and net interest margin for the three months ended June 30, 2005 and 2004:
Average Balances Sheet
(Dollars in thousands, except yields and rates)

	Three Months Ending			Three Months Ending
	06/30/05			06/30/04
	Average		Revenue/	Average		Revenue/
	Balance	Yield	Expense	Balance	Yield	Expense
Loans[1,2]	$454,385	6.75%	$7,649	$405,379	5.89%	$5,956
Securities[3]	209,162	4.43%	2,311	163,998	4.07%	1,663
Federal funds sold	3,591	2.29%	20	8,434	1.05%	22
Other earning assets	4,970	4.15%	63	5,907	4.01%	59

Total earning assets	672,108	5.99%	10,043	583,718	5.29%	7,700
Cash and due from banks	22,811			14,100
Allowance for loan losses	(4,581)			(5,699)
Other assets	31,562			32,161

Total assets	$721,900			$624,280

Deposits	$578,656	2.40%	3,460	$508,470	1.74%	2,202
Federal funds purchased and repurchase agreements	43,609	3.20%	348	19,333	0.85%	41
Subordinated Debentures	12,000	5.75%	172	12,000	4.68%	140
Borrowed funds	40,550	5.34%	540	41,502	5.28%	546

Total deposits and borrowed funds	674,815	2.69%	4,520	581,305	2.02%	2,929

Other liabilities	2,852			3,125
Shareholders’ equity	44,233			39,850

Total liabilities and shareholders’ equity	$721,900			$624,280

Net interest income			$5,523			$4,771

Net interest margin		3.30%			3.28%

1.	Interest income includes loan fees.

2.	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

3.	No taxable equivalent adjustments have been made since the effect is insignificant.

EARNINGS HIGHLIGHTS—SIX MONTHS RESULTS
Net Income. The Company recorded net income from continuing operations for the first six months of 2005 of $2.1 million compared with net income of $1.4 million in the first half of 2004. Diluted earnings from continuing operations per share for the six months ended June 30, 2005 were $0.13 as compared $0.08 for the same period in 2004.
Net Interest Income and Net Interest Margin. Net interest income for the first six months of 2005 increased $862,000 as compared to the same period in 2004. This increase is primarily attributable to the $81.3 million growth in earning assets. The cost of funds increased 57 basis points, partially offset by the 43 basis point increase in the yield on earning assets. Net interest margin for the first six months of 2005 decreased 17 basis points to 3.19% from 3.36%. The changes in net interest income and net interest margin for the six months ended June 30, 2005 as compared to the same period in 2004 were primarily the result of the following:
Rate:
•	The yield on loans increased 59 basis points as compared to 2004.

•	Investment security yield increased 23 basis points over the 2004 period levels to 4.44%.

•	Yields on deposits increased 58 basis points.

•	Federal funds purchased and repurchase agreements yield increased 198 basis points.

•	The yield on notes payable remained relatively flat, decreasing 4 basis points.

•	Interest expense on subordinated debentures increased $75,000 due to a 126 basis point increase in the rate.
Volume:
•	Total average earning assets increased $81.3 million, or 13.9%, with the significant amount of this increase being in the Company’s average loan portfolio, which increased by $37.8 million or 9.2%. The remainder of the increase was in the security portfolio in the amount of $42.2 million or 25.6%.

•	Average deposits and borrowed funds increased $85.1 million, or 14.5%, as compared to the first six months of 2004.
As the Company shifts its asset mix from securities to higher yielding loans, the Company should see an improvement in the net interest margin but has experienced net interest margin compression for the first half of 2005 as deposit rates are increasing quicker than loan yields. This is due to the steady increase in short-term treasury rates and increased competition for both loans and deposits, causing pricing pressure.
The Company increased the average volume of its securities portfolio by $42.2 million as a result of a $63.5 million or 12.3% increase in deposit growth. Deposit growth primarily stemmed from the opening of our downtown Franklin office.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities and net interest margin for the six months ended June 30, 2005 and 2004:
Average Balances Sheet
(Dollars in thousands, except yields and rates)

	Six Months Ending			Six Months Ending
	06/30/05			06/30/04
	Average		Revenue/	Average		Revenue/
	Balance	Yield	Expense	Balance	Yield	Expense
Loans[1,2]	$447,846	6.55%	$14,538	$410,010	5.96%	$12,110
Securities[3]	206,553	4.44%	4,544	164,390	4.21%	3,430
Federal funds sold	7,869	2.32%	90	6,778	1.13%	38
Other earning assets	5,805	4.31%	124	5,599	3.57%	99

Total earning assets	668,073	5.82%	19,296	586,777	5.39%	15,677
Cash and due from banks	23,611			13,676
Allowance for loan losses	(5,106)			(5,671)
Other assets	35,558			32,559

Total assets	$722,136			$627,341

Deposits	$577,954	2.34%	6,693	$514,437	1.76%	4,479
Federal funds purchased and repurchase agreements	41,937	2.78%	579	19,340	0.80%	77
Subordinated Debentures	12,000	5.97%	355	12,000	4.71%	280
Borrowed funds	40,550	5.19%	1,043	41,526	5.23%	1,077

Total deposits and borrowed funds	672,441	2.60%	8,670	587,303	2.03%	5,913

Other liabilities	1,076			883
Shareholders’ equity	48,619			39,155

Total liabilities and shareholders’ equity	$722,136			$627,341

Net interest income			$10,626			$9,764

Net interest margin		3.19%			3.36%

1	Interest income includes loan fees.

2	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

3	No taxable equivalent adjustments have been made since the effect is insignificant.

INVESTMENT PORTFOLIO
General. The Company invests primarily in obligations of the United States, obligations of states, counties, and municipalities and mortgage-backed securities. The following table presents, at the periods indicated, the carrying amount of our securities portfolio segregated into available for sale, or AFS, and held to maturity, or HTM, categories:
Composition of Investment Portfolio
dollars in thousands

	June 30,	December 31,
	2005	2004
Available for Sale
U.S. Government Agencies	$11,431	$18,073
Obligations of States, Counties, Municipals	3,991	4,331
Mortgage-backed	65,348	85,760
Marketable Equity Securities	1,078	1,078
Other Debt Securities	49	51

Total Available for Sale	81,897	109,293
Held to Maturity
U.S. Government Agencies	0	300
Obligations of States, Counties, Municipals	26,129	26,233
Mortgage-backed	86,382	66,905
Other Debt Securities	2,256	2,407

Total Held to Maturity	114,767	95,845

Total Securities	$196,664	$205,138

The following table indicates the maturities of securities at June 30, 2005 at the carrying amount and the weighted average yields of such securities:
Maturity of Investment Portfolio
dollars in thousands

	AFS		HTM
	Amount	Yield	Amount	Yield
U.S. Treasuries and Agencies
Under 1 year	$9,978	2.92%	$0	0.00%
1 – 5 years	0	0.00%	0	0.00%
5 – 10 years	1,453	4.45%	0	0.00%
Over 10 years	0	0.00%	0	0.00%

Total U.S. Treasuries and Agencies	11,431	3.12%	0	0.00%
State and Political Subdivisions
Under 1 year	0	0.00%	55	5.00%
1 – 5 years	0	0.00%	155	3.90%
5 – 10 years	2,067	3.34%	2,360	3.51%
Over 10 years	1,924	3.64%	23,559	4.20%

Total State and Political Subdivisions	3,991	3.50%	26,129	4.23%

Mortgage-backed	65,348	4.41%	86,382	4.83%

Other Securities
Under 1 year	49	6.63%	0	0.00%
1 – 5 years	0	0.00%	1,006	5.44%
5 – 10 years	0	0.00%	0	0.00%
Over 10 years	1,078	1.28%	1,250	9.66%

Total Other Securities	1,127	1.58%	2,256	7.79%

Total Securities	$81,897	4.13%	$114,767	4.73%

LOANS
General. Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control. The following table indicates loans outstanding net of unearned income and deferred fees, as of the dates indicated. The segregation used in compiling the following information is based on the collateral of the loan rather than the source of loan payments and is consistent with the method followed for regulatory reporting.
Composition of Loan Portfolio
dollars in thousands

	June 30,	December 31,
	2005	2004
Real Estate – Single Family Residential	$118,278	$110,960
Real Estate — Construction	121,182	93,841
Real Estate – Commercial	117,640	131,557
Real Estate – Other	3,750	3,456
Commercial	66,007	73,851
Consumer	17,415	21,561
Other	5,322	2,880
Deferred Fees	(588)	(529)

Total Loans	$449,006	$437,577

Totals loans grew $23.6 million since December 31, 2004 offset by the sale of the McMinnville branch loans in the amount of $12.2 million. In addition, the Company was unwilling to renew certain loans that do not meet the more recent risk characteristics targeted by management. Management is placing greater emphasis on short-term real estate lending such as construction, acquisition and development, and commercial real estate loans. The Company has established internal targets for real estate secured loans of at least 75% of total loans, with an emphasis on variable interest rate loans or loans with maturities under five years if at fixed rates. As of June 30, 2005, 80.4% of the loan portfolio was secured by real estate.
Provision and Allowance for Loan Losses. The Company has placed a greater emphasis on identifying at-risk borrowers as the result of a higher than normal amount of borrower bankruptcies which accounted for a large portion of our loan charge-offs. The provision for loan losses is based on past loan experience and other factors, which in management’s judgment deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, trends in past due loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay their obligations to the Company. Management has in place a risk rating system designed for monitoring the Company’s loan portfolio in an effort to identify potential problem loans.

Loan delinquencies, defined as loans greater than 30 days past due, were 0.9% of the total loan portfolio on June 30, 2005 as compared to 2.2% at December 31, 2004. Provision expense equaled $538,000 and $866,000 for the six months ended June 30, 2005 and 2004, respectively. As set out in the table below, the decline in the allowance for loan losses as a percentage of total loans outstanding since June 30, 2004 largely reflects loan charge-offs taken against specific allocated reserves. A summary of loan loss experience during the six months ended June 30, 2005 and 2004 is provided below. Non-performing assets to total loans were 0.74% at June 30, 2005 as compared to 2.12% at June 30, 2004. The following is the activity in the allowance for loan losses:
Summary of Allowance for Loan Losses
dollars in thousands

	Six Months Ended
	June 30,
	2005	2004
Allowance for loan losses — beginning balance	$4,427	$5,688
Charge-offs	(400)	(1,209)
Recoveries	124	252

Net charge-offs	276	957
Bank of Mason Sale	(42)	0
Provision for loan losses	538	866

Allowance for loan losses — ending balance	$4,647	$5,597

Loans outstanding at end of period	$449,006	$396,899

Average loans outstanding during period	$447,846	$410,010
Allowance for loan losses as a percentage of loans outstanding at end of period	1.03%	1.41%
Ratio of net charge-offs during period to average loans outstanding	0.12%	0.47%
Nonperforming Assets. For financial statement purposes, nonaccrual loans are included in loans outstanding, whereas repossessions and other real estate are included in other assets. Net credit losses include net charge-offs on loans and valuation adjustments.

The following is a summary of nonperforming loans as of June 30, 2005, December 31, 2004:
Summary of Nonperforming Assets
dollars in thousands

	June 30,	December 31,
	2005	2004
Non-accrual loans	$2,514	$5,377
Other real estate owned	802	793
Loans past due 90 days or more still accruing	13	40

Total nonperforming loans and OREO	3,329	6,210
Repossessions	4	293

Total nonperforming assets	$3,333	$6,503

Supplemental Loan Information as of June 30, 2005
dollars in thousands

				Other real
				estate	Year-to-date	Allocation
	Loans	% of Total	Nonaccrual	owned and	net	of
	outstanding	Loans	loans	repossessions	charge-offs	allowance
Real Estate – Residential	$118,278	26%	$672	$730	$56	$795
Real Estate – Construction	121,182	27%	27	72	0	669
Real Estate – Commercial	117,640	26%	741	0	74	1,161
Real Estate – Other	3,750	1%	0	0	0	20
Commercial	66,007	15%	1,028	0	79	1,378
Consumer	17,415	4%	46	0	67	595
Other	5,322	1%	0	0	0	29
Deferred fees and costs	(588)	0%	0	0	0	0

Total Loans	$449,006	100%	$2,514	$802	$276	$4,647

In addition to the nonaccrual loans, management has internally identified an additional $16.7 million in loans as potential problem credits. These loans are performing loans but are classified due to payment history, decline in the borrower’s financial position or decline in collateral value. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Loans classified as doubtful have all the weaknesses inherent in one classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. The following table shows the amount in each classification.
Summary of Performing Classified
Loans
As of June 30, 2005
dollars in thousands

Substandard	$16,232
Doubtful	418
Loss	0

Total	$16,650

Management believes the balance of the allowance for loan losses to be adequate as of June 30, 2005 based on its internal evaluation of the allowance for loan losses and loan portfolio. Quarterly, the allowance for loan losses is evaluated under the provision of SFAS 114 and 118. Under these guidelines, specific reserves are allocated for loans considered impaired. A general reserve is also maintained for the Company’s homogenous loans. The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Although management believes the allowance for loan losses at June 30, 2005 to be adequate, further deterioration in problem credits, the results of the loan review process, or the impact of deteriorating economic conditions on other businesses, could require increases in the provision for loan losses and could result in future charges to earnings which could have a significant negative impact on net earnings.

DEPOSITS
The average daily amounts of deposits and rates paid on such deposits at June 30, 2005 and December 31, 2004 are summarized as follows:
Average Deposit Balance
dollars in thousands

	June 30, 2005		December 31, 2004
	Amount	Rate	Amount	Rate
Noninterest bearing demand deposit	$62,743	0.00%	58,079	0.00%
Interest bearing demand deposit	142,870	2.11%	150,692	1.13%
Savings and money markets	83,147	1.80%	24,915	1.00%
Time deposit	231,059	3.08%	224,219	2.69%
Wholesale deposits	52,527	3.36%	56,200	3.31%

Total	$572,346	2.35%	514,104	1.91%

The amount of certificates of deposits of $100,000 or more and other time deposits of $100,000 or more outstanding at June 30, 2005 by time remaining until maturity is as follows:
Deposit Maturity
dollars in thousands

Under 3 months	$43,540
4 – 6 months	15,325
7 – 12 months	27,631
Over 12 months	88,536

Total	$175,032

Brokered certificates of deposit totaling $52.5 million are included in the above totals. These brokered deposits were used to purchase specific securities and have not been used as a general funding or liquidity source of the Company.

KEY RATIOS (Continuing Operations)
Returns on average consolidated assets and average consolidated equity for continuing operations for the periods indicated are as follows for the three months ended June 30, 2005 and June 30, 2004:
Performance Indicators

	June 30, 2005	June 30, 2004
Return on average assets(1)	0.57%	0.43%
Return on average equity(1)	8.50%	4.81%
Average equity to average assets ratio	6.16%	6.89%

(1)	annualized
NONINTEREST INCOME
The components of the Company’s noninterest income include service charges on deposit accounts, other fees and commissions, mortgage banking activities, gain on sale of securities and gain on sale of assets. Noninterest income as a percent of total gross revenue was 17.9% in the first six months of 2005 compared to 17.3% in the first half of 2004 and 19.5% for the second quarter of 2005 and 18.9% for the second quarter of 2004. Total noninterest income increased 27.8% to $4.2 million for the six month period ended June 30, 2005 and $644,000 or 36.0% for the second quarter 2005 as compared to the same periods in 2004. The largest component of the Company’s noninterest income is revenue generated on deposit accounts. Service charges on deposit accounts decreased $158,000 or 10.2% to $1.4 million during the six months ended June 30, 2005 compared to the same period in 2004. For the second quarter 2005, service charges on deposits decreased $77,000 or 9.9% compared to the second quarter of 2004. This decrease is primarily due to a decrease in the volume of insufficient check fees charged to customers and a decrease in the number of accounts subject to service charges. Revenue from mortgage banking activities totaled $817,000 an increase of $482,000 or 143.9% during the six months ended June 30, 2005 compared to the same period last year. For the second quarter, mortgage banking revenue increased $315,000 or 185.3% over the same period last year. This increase in activity is primarily due to the strengthening of the Company’s in-house mortgage division during the first half of 2005. Other service charges, fees and commissions totaled $449,000 for the first six months of 2005, an increase of $260,000 or 137.6% over the first six months of 2004. For the second quarter, other service charges increased $83,000 or 68.0%. This increase is partially attributable to a $93,000 increase in the premium income from Cumberland Life, the Company’s reinsurance subsidiary for credit insurance products. Profits from the sale of securities decreased from $524,000 to $94,000 for the six months ended June 30, 2005 as compared to the same period last year. For the second quarter, profits from the sale of securities declined $145,000. Management does not anticipate significant security sales during the remainder of 2005. Other noninterest income increased $682,000 for the six month period and $454,000 for the three month period ending June 30, 2005.

NONINTEREST EXPENSE
Noninterest expense consists primarily of salaries and employee benefits, occupancy expenses, furniture and equipment expenses, data processing expenses and other operating expenses. Total noninterest expense increased $1.1 million or 11.0% to $11.3 million during the six months ended June 30, 2005 compared to the same period in 2004. For the second quarter, noninterest expense increased $760,000 or 14.8%. Salaries and employee benefits, which totaled $6.3 million for the six month period and $3.1 million for the three month period, make up the largest category in noninterest operating expenses. These expenses only increased $315,000 or 5.3% for the six month period ended June 30, 2005 and $151,000 or 5.1% for the three month period ended June 30, 2005 despite staffing of the two new Williamson County branch offices, the development of a large-scale, competitive mortgage banking division and continued infrastructure changes. Deposit insurance premiums decreased by $66,000 for the six months ended June 30, 2005 from the same period last year. For the second quarter, deposit insurance premiums decreased $32,000. Other operating expenses increased $748,000 for the six months and $556,000 for the three months ended June 30, 2005 largely due to the increased cost associated with Section 404 compliance and mortgage banking expense caused by increase in mortgage banking volume. Efficiency ratios by time period are listed below.
Efficiency Ratio
dollars in thousands

	June 30,	June 30,
	2005	2004
Non Interest Expense	$11,322	$10,187

Net Interest Income	10,626	9,764
Non Interest Income	4,200	3,287

Efficiency Ratio	76.4%	78.1%
INCOME TAXES
Income tax expense for the first six months of 2005 totaled $900,000 as compared to $647,000 for 2004. When measured as a percentage of income before taxes, the Company’s effective tax rate was 30.3% in 2005 as compared to 32.4% in 2004. Effective tax rates are lower than statutory rates due primarily to the interest from investment in tax exempt municipal bonds.

FINANCIAL CONDITION
Balance Sheet Summary
The Company’s total assets decreased $198.9 million or 22.0% to $705.3 million at June 30, 2005 from $904.2 million at December 31, 2004. This decrease was primarily the result of a $200.5 million reduction in assets resulting from the sale of BankTennessee. This decrease was partially offset by the increase in assets of continuing operations of $1.6 million. The $11.4 million growth in the loan portfolio was mostly offset by the $8.5 million decline in the securities portfolio as the Company shifts its asset mix from securities to loans. The reduction in goodwill was due to the sale of the Bank of Mason subsidiary and the sale of the McMinnville branch.
Total liabilities decreased $187.5 million or 22.2% to $659.0 million at June 30, 2005 compared to $846.5 million at December 31, 2004. The BankTennessee sale resulted in $186.4 million of this decline. Deposits from continuing operations, which are the Company’s primary source of funding growth, declined $11.9 million, or 2.1%, to $555.0 million as a result of the Company’s sale of $26.1 million in deposits in connection with the sale of its McMinnville branch, partially offset by a $14.2 million growth in deposits. Repurchase agreements have remained relatively flat at $38.8 million only growing $900,000 since December 31, 2004. Federal funds purchased increased $9.5 million as the Company shifted short-term borrowing to fund loan growth. Outstanding Federal Home Loan Bank advances remained constant for the period at $36.0 million.
Shareholders’ equity decreased $11.4 million to $46.3 million at June 30, 2005 largely due to the BankTennessee and Bank of Mason sales. See “Capital Position and Dividends” for further analysis.
Liquidity and Asset Management
The Company’s management seeks to maximize net interest income by managing the Company’s assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is the ability to maintain sufficient cash levels necessary to fund operations, meet the requirements of depositors and borrowers and fund attractive investment opportunities. Higher levels of liquidity bear corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets and higher interest expense involved in extending liability maturities. Liquid assets including cash, due from banks and federal funds sold totaled $27.7 million. In addition, the Company has $25.7 million in unpledged securities to secure additional borrowing capacity for liquidity needs.
The Company’s primary source of liquidity is a stable core deposit base. Payments from the loan and investment portfolios provide a secondary source. Borrowing lines with correspondent banks, the Federal Home Loan Bank and the Federal Reserve augment these traditional sources. Repurchase agreements, brokered CDs, public fund deposits and loan participations are alternative sources of funding to which the Company has access. As of June 30, 2005, the Company had approximately $28.3 million of available borrowings from the Federal Home Loan Bank.
The Company’s securities portfolio consists of earning assets that provide liquidity and/or interest income. For those securities classified as held-to-maturity the Company has the ability and intent to hold these securities to maturity. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rates, prepayment risk, the need or desire to increase capital and similar economic factors. Cash flows totaling approximately $53.6 million are projected to be generated from the securities portfolio within the next twelve months.

A secondary source of liquidity is the Company’s loan portfolio. At June 30, 2005, loans of approximately $301.4 million either will become due or will be subject to rate adjustments within twelve months. Continued emphasis will be placed on structuring adjustable rate loans.
As for liabilities, time deposits greater than $100,000 of approximately $86.5 million will become due during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future. However, future decreases in rates could have a negative effect on total deposits.
Management believes that with current liquid assets, present maturities, borrowing sources and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the near future. However, the Company’s bank borrowings and subordinated debentures have certain interest payment requirements and the Company has certain operating expenses at the holding company level, which require dividends or management fees from the Company’s bank subsidiary in order to be funded. Dividends by the bank currently require approval of the Federal Reserve Bank of Atlanta. The Company anticipates that it will be able to meet required payments on its outstanding debt and subordinated debentures for the next four quarters through available cash resources including such dividends; however, the Company’s regulators have considerable discretion in determining whether to grant required approvals, and no assurance can be given that such approvals will be forthcoming.
If the Company’s bank subsidiary were unable to pay dividends to the Company as a result of a regulatory agency’s refusal to grant necessary approval, or for any other reason, the Company would be limited to parent company fees to fund its operating expenses and may require alternative financing sources, such as proceeds of an offering of its equity securities or the borrowing of additional amounts, upon receipt of prior regulatory approval, in order to fund these expenses and to meet its debt servicing obligations, including its senior bank debt and its subordinated debt obligation on the trust preferred securities issued by Cumberland Capital Trust I and Cumberland Capital Trust II.
Off Balance Sheet Arrangements
At June 30, 2005, the Company had unfunded loan commitments outstanding of $114.6 million and unfunded lines of credit and letters of credit of $7.6 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiaries have the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiaries could sell participations in these or other loans to correspondent banks.

Capital Position and Dividends
At June 30, 2005, total shareholders’ equity was $46.3 million or 6.6% of total assets. The decrease of $11.4 million in shareholders’ equity during the six months ended June 30, 2005 results mainly from $17.3 million by the retirement of common stock in connection with the sales of BankTennessee and Bank of Mason. This reduction was partly offset by the Company’s net income of $5.3 million, the exercise of stock options totaling $364,000, and $628,000 in issuance of common stock through the Company’s Employee Stock Purchase Plan all offset by a $512,000 unrealized loss in securities available for sale. Equity was further reduced.
The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary banks. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary banks have none, and a part of the allowance for loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary banks and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. Trust preferred securities are allowed to be counted in Tier I capital, subject to certain limitations. At June 30, 2005, the Company’s and its bank subsidiaries’ total risk-based capital ratio, Tier I risk-based capital ratio, and Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) were as follows:
CAPITAL STANDARDS
dollars in thousands

	Required Minimum		Well Capitalized		Actual
							Excess over
	Amount	Ratios	Amount	Ratios	Amount	Ratios	Well Capitalized
Tier I to average assets
Civitas BankGroup, Inc.	$28,873	4.00%	$36,092	5.00%	$59,031	8.18%	$22,939
Cumberland Bank	28,358	4.00%	35,448	5.00%	51,174	7.22%	15,726
Tier I to risk-weighted assets
Civitas BankGroup, Inc.	20,570	4.00%	30,854	6.00%	59,031	11.48%	28,177
Cumberland Bank	20,354	4.00%	30,531	6.00%	51,174	10.06%	20,643
Total capital to risk-weighted assets
Civitas BankGroup, Inc.	41,139	8.00%	51,424	10.00%	63,678	12.38%	12,254
Cumberland Bank	40,709	8.00%	50,886	10.00%	55,811	10.97%	4,925

The Company and its subsidiary, Cumberland Bank, have agreed with or committed to bank regulatory officials to take various actions, including to reduce the level of criticized or non-performing loans, to improve loan underwriting, problem loan resolution and collection, and strategic and capital planning, to obtain prior regulatory approval before incurring additional holding company indebtedness, repurchasing shares, or paying dividends from Cumberland Bank to the holding company or from the holding company to shareholders, and to maintain certain capital levels at Cumberland Bank in excess of those required for well capitalized status. The most restrictive of these provisions would require the Company to maintain a Tier I leverage ratio of at least 7.0% at Cumberland Bank. The Company and its subsidiaries believe they were in compliance in all material respects with these agreements at June 30, 2005. The Company and its subsidiaries intend to continue to comply with these agreements. The Company believes that the earnings from operations and available funds will be sufficient to allow the Company to meet all these commitments and the requirements for well-capitalized status through the end of 2005. However, the Company’s regulators have considerable discretion in determining whether to grant required approvals, and no assurance can be given that such approvals will be forthcoming. If the Company or its subsidiaries are unable to maintain the required capital levels with earnings from operations and available funds, the Company may be required to raise additional capital or, upon receipt of prior regulatory approval, incur additional debt, to meet these requirements.
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
The Written Agreement is the result of an examination completed in October 2004 and management believes it is primarily related to the Company’s West Tennessee banks, which have been sold since the examination date.
The Written Agreement will remain in effect and enforceable against the Company until such time as it is stayed, modified, terminated or suspended in writing by the Federal Reserve Bank of Atlanta.
Waiver of Registration Rights. On April 19, 2005, three investors that had purchased shares of the Company’s common stock in a private placement consummated on July 31, 2003 and who had been granted registration rights requiring the Company to register the shares of common stock purchased by the investors for resale agreed to waive the requirement that the Company cause a registration statement covering such shares filed with the Securities and Exchange Commission to become effective and to remain effective until July 31, 2005. As a result of this waiver on May 13, 2005, the Company withdrew the registration statement filed by it with the Securities and Exchange Commission on June 30, 2004.

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
Interest rate risk (sensitivity) management focuses on risk to long-term earnings capacity and economic value of equity associated with changing interest rates. As the Company’s rate sensitivity position has an important impact on earnings, management seeks to maintain profitability in both immediate and long-term earnings through funds management/interest rate risk management. Responsibility for managing interest rate risk and liquidity rests with the Asset/Liability Committee (“ALCO”). ALCO reviews interest rate and liquidity exposures, adopts balance sheet strategies, and ensures policy compliance. Simulation and Gap analysis are utilized to measure the interest sensitivity of assets and liabilities. Cash flow, maturing and repricing information from the company’s balance sheet are quantified using a variety of potential interest rate environments to estimate earnings sensitivity and capital risk to changing interest rates.
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
There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As discussed in Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Company’s ability to pay dividends is subject to its receipt of prior approval by bank regulatory officials.
Other than the shares of Company common stock surrendered to the Company in connection with its sale of BankTennessee and Bank of Mason, the Company did not repurchase any shares of its common stock during the quarter ended June 30, 2005.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company’s annual meeting of shareholders was held on May 19, 2005. At the meeting the following matters were considered:
Election of twelve (12) directors to hold office until the next annual meeting of the Company’s shareholders and until their successors are duly elected and have been qualified.

	Votes in	Votes	Broker
Director	Favor	Withheld	Non-Votes
Ronald Gibson	11,418,156	6,550	0
Richard Herrington	11,390,453	34,252	0
Danny Herron	11,417,092	7,614	0
Frank Inman, Jr.	11,418,958	5,748	0
Tom Paschal	11,418,226	6,480	0
Joel Porter	11,416,868	7,838	0
Tom Price	11,073,138	351,568	0
Paul Pratt, Sr.	11,145,324	279,380	0
Alex Richmond	11,416,720	7,986	0
John Shepherd	11,415,734	8,972	0
William Wallace	11,089,726	334,980	0
John S. Wilder, Sr.	11,371,253	53,453	0

ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
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

CIVITAS BANKGROUP, INC. (Registrant)
DATE: 08/09/05	/s/ Richard Herrington
Richard Herrington,
President and Chief Executive Officer

DATE: 08/09/05	/s/ Lisa Musgrove
Lisa Musgrove, Chief Financial Officer
(Principal Accounting and Financial Officer)