Form 10-Q
period 2005-09-30
CIVITAS BANKGROUP INC
filed 2005-11-09
CIK 1092099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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
YES ☑       NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding: 15,783,218 shares at October 31, 2005

CIVITAS BANKGROUP, INC.

CIVITAS BANKGROUP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
dollars in thousands

	September 30,	December 31,
	2005	2004
	Unaudited

Assets:
Cash and due from banks	$23,728	$23,262
Federal funds sold	0	3,490

Cash and cash equivalents	23,728	26,752
Interest-bearing deposits in financial institutions	1,145	3,695
Securities available for sale, at fair value	79,817	109,293
Securities, held to maturity, fair value $115,128 at September 30, 2005 and $96,674 at December 31, 2004	116,067	95,845
Loans	474,504	437,577
Allowance for loan losses	(4,687)	(4,427)

Loans, net	469,817	433,150
Premises and equipment	13,819	15,043
Restricted equity securities	3,488	3,340
Other real estate owned	314	793
Investment in unconsolidated affiliates	7,611	7,263
Goodwill	0	1,526
Other assets	6,603	6,978
Assets of discontinued operations	0	200,543

Total assets	$722,409	$904,221

Liabilities and Shareholders’ Equity:
Deposits
Noninterest-bearing	$59,966	$69,744
Interest-bearing	498,696	497,129

Total deposits	558,662	566,873
Notes payable	4,550	4,550
Federal funds purchased and securities sold under repurchase agreements	61,801	37,901
Advances from Federal Home Loan Bank	36,000	36,000
Subordinated debentures	12,000	12,000
Other liabilities and accrued expenses	2,838	2,790
Liabilities of discontinued operations	0	186,371

Total liabilities	$675,851	$846,485

Common stock, $0.50 par value, authorized 40,000,000 shares; shares issued 15,780,335 at September 30, 2005 and 17,578,864 at December 31, 2004	7,890	8,789
Additional paid-in capital	23,476	38,191
Retained earnings	16,394	10,858
Accumulated other comprehensive income	(1,202)	(102)

Total shareholders’ equity	46,558	57,736
Total liabilities and shareholders’ equity	$722,409	$904,221

See accompanying notes to unaudited consolidated financial statements.

CIVITAS BANKGROUP, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
dollars in thousands

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	September 30,		September 30,
	2005	2004	2005	2004
	Unaudited	Unaudited	Unaudited	Unaudited

Interest income
Loans, including fees	$7,883	$6,130	$22,421	$18,240
Securities	2,190	2,082	6,734	5,512
Deposits in financial institutions	23	12	66	41
Federal funds sold	6	71	96	109
Restricted equity securities dividends	44	33	125	103

Total interest income	10,146	8,328	29,442	24,005

Interest expense
Time deposits of $100,000 or more	1,285	1,307	3,476	3,565
Other deposits	2,439	1,341	6,941	3,562
Federal funds purchased and securities sold under repurchase agreements	490	64	1,069	141
Advances from Federal Home Loan Bank	452	461	1,340	1,370
Subordinated debentures	224	143	579	423
Notes payable	49	94	204	262

Total interest expense	4,939	3,410	13,609	9,323

Net interest income	5,207	4,918	15,833	14,682

Provision for loan losses	325	209	863	1,075

Net interest income after provision for loan losses	4,882	4,709	14,970	13,607

Other income
Service charges on deposit accounts	706	726	2,108	2,286
Other service charges, commissions and fees	289	179	738	368
Mortgage banking activities	757	256	1,574	591
Net gain on securities transactions	6	47	100	571
Net gain (loss) on sale of other real estate	(112)	62	(73)	25
Other noninterest income	111	688	1,510	1,404

Total other income	1,757	1,958	5,957	5,245
See accompanying notes to unaudited consolidated financial statements.

CIVITAS BANKGROUP, INC.
CONSOLIDATED STATEMENTS OF EARNINGS (continued)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
dollars in thousands except share and per share amounts

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2005	2004	2005	2004
	Unaudited	Unaudited	Unaudited	Unaudited
Other expenses
Salaries and employee benefits	$3,161	$3,171	$9,431	$9,126
Occupancy expense	788	821	2,462	2,330
Communications	91	102	299	337
Deposit insurance premiums	63	52	102	157
Other operating expenses	1,363	1,857	4,494	4,240

Total other expenses	5,466	6,003	16,788	16,190

Income before income taxes	1,173	664	4,139	2,662

Income tax expense	352	175	1,253	822

Net income from continuing operations	$821	$489	$2,886	$1,840

Discontinued operations
Income (loss) from operations of discontinued components, less applicable income taxes	0	(397)	129	(385)
Gain on sale of discontinued operations	0	0	3,463	0
Tax provision (benefit) on sale of discontinued operations	0	(161)	343	(164)

Net Income	$821	$253	$6,135	$1,619

Other comprehensive income (loss)	(690)	1,915	(1,100)	(478)

Total comprehensive income (loss)	$131	$2,168	$5,035	$1,141

Net earnings per share — basic — continuing operations	$0.05	$0.03	$0.18	$0.11
Net earnings per share — diluted — continuing operations	0.05	0.03	0.18	0.11
Net earnings (loss) per share — basic — discontinued operations	0.00	(0.02)	0.20	(0.02)
Net earnings (loss) per share — diluted — discontinued operations	0.00	(0.02)	0.20	(0.02)
Net earnings per share — basic	0.05	0.01	0.38	0.09
Net earnings per share — diluted	0.05	0.01	0.38	0.09
Weighted average shares outstanding — basic	15,752,241	17,503,821	16,121,881	17,430,721
Weighted average shares outstanding — diluted	15,843,504	17,693,698	16,197,904	17,541,494
See accompanying notes to unaudited consolidated financial statements.

CIVITAS BANKGROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)
dollars in thousands except share amounts

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2003	17,135,056	$8,568	$35,930	$9,877	$366	$54,741

Exercise of stock options	331,425	166	977	0	0	1,143

Issuance of common stock	40,845	20	251	0	0	271

Dividends per share	0	0	0	(524)	0	(524)

Comprehensive Income:
Net earnings	0	0	0	1,620	0	1,620
Other Comprehensive Income
Change in unrealized gain (loss) on securities available for sale	0	0	0	0	(838)	(838)
Less: adjustment for realized gains included in net income	0	0	0	0	360	360

Total Comprehensive Income (loss)						1,142

Balance, September 30, 2004	17,507,326	$8,754	$37,158	$10,973	$(112)	$56,773

Balance, December 31, 2004	17,578,864	$8,789	$38,191	$10,858	$(102)	$57,736

Exercise of stock options	71,653	36	329	0	0	365

Issuance of common stock	51,534	26	353	343	0	722

Retirement of common stock	(2,043,072)	(1,022)	(16,278)	0	0	(17,300)

Dividends per share	121,356	61	881	(942)	0	0

Comprehensive Income:
Net earnings	0	0	0	6,135	0	6,135
Other Comprehensive Income
Change in unrealized gain (loss) on securities available for sale	0	0	0	0	(1,138)	(1,138)
Less: adjustment for realized gain/loss included in net income	0	0	0	0	38	38

Total Comprehensive Income						5,035

Balance, September 30, 2005	15,780,335	$7,890	$23,476	$16,394	$(1,202)	$46,558

See accompanying notes to unaudited consolidated financial statements.

CIVITAS BANKGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
dollars in thousands

	NINE MONTHS ENDED
	September 30,
	2005	2004
	Unaudited	Unaudited
Cash flows from continuing operating activities:
Net income from continuing operations	$2,886	$1,840
Adjustments to reconcile net income from continuing operations to cash from operating activities:
Provision for loan losses	863	1,075
Depreciation and amortization	974	623
Operations of unconsolidated affiliates	(494)	(526)
Origination of mortgage loans held for sale	(75,739)	(27,221)
Proceeds from sale of mortgage loans held for sale	76,797	24,334
Federal Home Loan Bank stock dividend	(93)	(67)
Net (gain) on securities transactions	(100)	(571)
Net (gain)/loss on sale of other real estate	73	(25)
Net change in accrued interest receivable	(219)	423
Net change in accrued interest payable and other liabilities	48	(79)
Other, net	3,270	(3,983)

Total adjustments	5,381	(6,017)

Net cash provided (used) by continuing operating activities	8,267	(4,177)

Cash flows from continuing investing activities:
Net change in interest-bearing deposits in financial institutions	2,550	1,243
Purchases of securities available for sale	(25,659)	(112,194)
Proceeds from maturities, redemptions, and sales of securities available for sale	53,531	94,097
Purchases of securities held to maturity	(33,179)	(30,806)
Proceeds from maturities, redemptions, and sales of securities held to maturity	12,898	14,051
Net change in loans	(38,588)	(13,288)
Investment in unconsolidated affiliates	29	(51)
Sale (purchase) of property, equipment and leasehold improvements	40	(1,474)
Proceeds from sale of other real estate owned	611	2,268

Net cash used by continuing investing activities	(27,766)	(46,154)

Cash flows from continuing financing activities:
Net change in deposits	(8,211)	54,376
Increase (decrease) in federal funds purchased	16,821	(1,000)
Change in securities sold under agreements for repurchase	7,079	(7,324)
Repayments of notes payable	0	(100)
Dividends paid	0	(524)
Repurchase and retirement of common stock	(300)	0
Proceeds from issuance of common stock	1,087	1,414

Net cash provided (used) by continuing financing activities	16,476	46,842

Net change in cash and cash equivalents from continuing operations	(3,024)	(3,490)
Cash and cash equivalents of continuing operations at beginning of period	26,752	26,752

Cash and cash equivalents of continuing operations at end of period	$23,728	$23,262

See accompanying notes to unaudited consolidated financial statements.

CIVITAS BANKGROUP, INC
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)
Note 1. Basis of Presentation
The unaudited consolidated financial statements as of September 30, 2005 and for the three and nine month periods ended September 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”), and in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the 2004 consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K. Effective March 1, 2005, the Company consummated the sale of its BankTennessee subsidiary. As such, unless otherwise noted, all amounts presented, including all note disclosures, relate only to the Company’s continuing operations.
Note 2. Earnings per Share of Common Stock
Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Stock options are regarded as potential common shares to the extent that the exercise price for the option is less than the fair market value of our common stock. The Company included 91,263 for the three month period and 76,023 for the nine month period ended September 30, 2005 shares of common stock issuable upon exercise of stock options in the diluted EPS calculation.

Note 3. Stock Compensation
Employee compensation expense under stock options is reported using the intrinsic value method. The following table illustrates the effect on net income and earnings per share for the nine months ended September 30, 2005 and 2004 if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

Stock Based Compensation

	Sept 30,	Sept 30,
	2005	2004
Net income from continuing operations as reported	$2,886	$1,840

Less stock-based compensation expense under fair value based method	298	118

Pro forma net income from continuing operations	$2,588	$1,722

Basic earnings per share from continuing operations as reported	$0.18	$0.11

Pro forma basic earnings per share from continuing operations	0.16	0.10

Diluted earnings per share from continuing operations as reported	0.18	0.11

Pro forma diluted earnings per share from continuing operations	0.16	0.10
Note 4. Sale of BankTennessee and Bank of Mason
Effective March 1, 2005, the Company consummated the sale of all of the outstanding stock of BankTennessee to a group of investors including certain of its and BankTennessee’s directors in exchange for the members of this group surrendering 2,000,000 shares of Company common stock.
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
In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those identified in the Company’s Annual Report on Form 10-K and the following: (i) increased competition with other financial institutions; (ii) lack of sustained growth in the economy in the Company’s market area; (iii) rapid fluctuations in interest rates; (iv) significant downturns in the businesses of one or more large customers; (v) risks inherent in originating loans, including prepayment risks; (vi) the fluctuations in collateral values, the rate of loan charge-offs and the level for the provision for loan losses; (vii) changes in the legislative and regulatory environment; and (viii) loss of key personnel. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions and other important factors that could cause actual results to differ materially from those projected in forward-looking statements.

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

COMPANY OVERVIEW
General. Civitas BankGroup, Inc. is a Tennessee corporation and registered bank holding company headquartered in Franklin, Tennessee with $722.4 million in total assets at September 30, 2005. We provide banking and other financial services through our bank subsidiary, Cumberland Bank, from five (5) markets throughout Middle Tennessee. As of September 30, 2005, Cumberland Bank held $713.9 million in assets.
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
Unconsolidated Joint Ventures. The Company owns a 50% interest in both The Murray Banc Holding Company, LLC in Murray, Kentucky and Insurors Bank of Tennessee, headquartered in Nashville, Tennessee. Only the Company’s initial investment, adjusted for the pro rata share of operating results of each entity, is included in the consolidated financial statements. The Company’s portion of earnings is recorded in other noninterest income. The Murray Banc Holding Company is a joint venture with BancKentucky, a Kentucky savings and loan holding company. The Murray Banc Holding Company is a single bank holding company owning 100% of The Murray Bank which opened in 1999. The Murray Banc Holding Company had $153.2 million in total assets at September 30, 2005 and for the nine months ended September 30, 2005 contributed pretax income of $350,000 to the Company. The Company also owns 50% of Insurors Bank, which opened in November 2000 and had $72.4 million in assets at September 30, 2005. The remaining ownership interest in Insurors Bank is owned by InsCorp, a Tennessee corporation owned predominately by Tennessee insurance agents. Year to date, Insurors Bank has contributed $148,000 of pretax income to the Company.
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

OVERVIEW
General. Set forth below are significant items that occurred from continuing operations during the three and nine months ended September 30, 2005:
•	Net income from continuing operations for the three months ended September 30, 2005, totaled $821,000 compared to $489,000 for the same period for 2004, a 67.9% increase. Net income from continuing operations for the nine months ended September 30, 2005, totaled $2.9 million compared to $1.8 million for the same period in 2004, a 56.8% increase.

•	Net earnings per diluted share from continuing operations increased to $0.05 per share for the quarter ended September 30, 2005 compared to $0.03 for the comparable period in 2004. For the nine months ended September 30, 2005, net earnings from continuing operations per diluted share was $0.18 as compared to $0.11 for the same period in 2004.

•	Primarily as a result of loan growth in the third quarter, the provision for loan losses increased 55.5% from $209,000 for the three months ended September 30, 2004 to $325,000 for the three months ended September 30, 2005. The provision for loan losses decreased $212,000 or 19.7% for the nine month period ended September 30, 2005.

•	Assets decreased from $904.2 million at December 31, 2004, to $722.4 million at September 30, 2005, a $181.8 million or 20.1% decrease. The sale of one of the Company’s subsidiaries, BankTennessee, reduced assets by $200.5 million, which was offset by $18.7 million in asset growth of the surviving entities. Assets at June 30, 2005 were $705.3 million.

•	Loans increased to $474.5 million, up 8.4% from $437.6 million at year end 2004. Of the $36.9 million loan growth this year, $25.5 million was experienced in the third quarter.

•	Nonperforming assets were $2.9 million at September 30, 2005, down 56.0% from December 31, 2004.

•	Deposits totaled $558.7 million, a decrease of 1.5% from $566.9 million at year end 2004. Deposits only declined $8.2 million despite the $26.1 million decline due to the sale of the Company’s McMinnville branch on June 25, 2005.

•	Key performance indicators as of September 30, 2005 showed annualized return on average assets (ROA) of 0.54% compared to 0.38% in the comparable period of 2004. The annualized return on average shareholders’ equity (ROE) for the nine months ended September 30, 2005 was 8.0% compared to 4.4% for the same period in 2004.

•	Effective March 1, 2005, the Company consummated the sale of all of the outstanding stock of BankTennessee to a group of investors including certain of its and BankTennessee’s directors in exchange for the members of this group surrendering 2,000,000 shares of Company common stock. The Company recorded a gain of $2.7 million on the sale of its BankTennessee subsidiary.

•	Effective May 31, 2005, the Company consummated the sale of all of the stock of its Bank of Mason subsidiary. The Company recorded a gain on sale of approximately $770,000 on the sale of this subsidiary.

•	On April 22, 2005, the Company entered into a written agreement with the Federal Reserve Bank of Atlanta (the “Written Agreement”), the terms of which are more particularly described later in this document.

EARNINGS HIGHLIGHTS—THIRD QUARTER RESULTS
During the quarter ended September 30, 2005, the Company’s management continued to address improvements in the Company’s performance. Management’s primary short-term objectives continue to be the resolution of problem assets, the creation of operating efficiencies and building for future growth. The ongoing evaluation of its operations and related operational improvements includes the continued centralization of certain backroom operations, reduction of duplicate operational processes.
Net Income. The Company recorded net income from continuing operations for the third quarter of 2005 of $821,000 compared with net income of $489,000 in the third quarter of 2004. Diluted earnings from continuing operations per share for the third quarter of 2005 were $0.05 as compared $0.03 for third quarter 2004.
Net Interest Income and Net Interest Margin. Net interest income for the third quarter of 2005 increased $289,000 as compared to the third quarter of 2004. This increase is primarily attributable to an 83 basis point increase in the yield on earning assets, partially offset by a 71 point increase in the cost of funds. Net interest margin for the third quarter of 2005 increased 1 basis point to 3.16% from 3.15% in the third quarter of 2004. The changes in net interest income and net interest margin for the three months ended September 30, 2005 as compared to the same period in 2004 were primarily the result of the following:
Rate:
•	The yield on loans increased 91 basis points as compared to 2004.

•	Investment security yield increased 16 basis points over the 2004 period levels to 4.46%.

•	Yields on deposits increased 69 basis points.

•	Federal funds purchased and repurchase agreements yield increased 215 basis points.

•	The yield on other borrowed money decreased 42 basis points due to the Company refinancing notes payable debt during fourth quarter 2004.
Volume:
•	Total average earning assets increased $33.9 million, or 5.4%, with the significant amount of this increase being in the Company’s average loan portfolio, which increased by $48.1 million or 11.7%. This increase was offset by the reduction of federal funds sold in the amount of $18.8 million.

•	Average deposits and borrowed funds increased $62.9 million, or 10.5%, as compared to the third quarter of 2004. Average repurchase agreements accounted for $23.8 million of this increase.
A greater percentage of new loan originations are short-term real estate loans compared to our existing loan portfolio. Likewise, these loans are funded with short-term deposits. In addition, the Company is experiencing a shift in its asset mix from securities to higher yielding loans. Management expects its average loan balances to increase throughout the remainder of 2005 as the Company takes advantage of recent acquisitions of community banks by regional banks in its markets, and refocuses on managed growth.
Deposit growth primarily stemmed from the Company’s Williamson County Operations.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities and net interest margin for the three months ended September 30, 2005 and 2004:
Average Balance Sheets
(Dollars in thousands, except yields and rates)

	Three Months Ended			Three Months Ended
	09/30/05			09/30/04
	Average		Revenue/	Average		Revenue/
	Balance	Yield	Expense	Balance	Yield	Expense

Loans [1,2]	$457,618	6.91%	$7,883	$409,522	6.00%	$6,130
Securities [3]	197,140	4.46%	2,190	194,427	4.30%	2,082
Federal funds sold	624	3.86%	6	19,395	1.47%	71
Other earning assets	5,197	5.17%	67	3,530	5.11%	45

Total earning assets	660,579	6.16%	10,146	626,874	5.33%	8,328
Cash and due from banks	20,601			17,632
Allowance for loan losses	(4,573)			(4,752)
Other assets	38,440			31,158

Total assets	$715,047			$671,732

Deposits	$551,660	2.71%	3,724	$525,046	2.02%	2,648
Federal funds purchased and securities sold under repurchase agreements	55,256	3.56%	490	18,153	1.41%	64
Subordinated debentures	12,000	7.49%	224	12,000	4.78%	143
Borrowed funds	40,550	4.96%	501	41,402	5.38%	555

Total deposits and borrowed funds	659,466	3.00%	4,939	596,601	2.29%	3,410

Other liabilities	9,001			20,533
Shareholders’ equity	46,580			54,598

Total liabilities and shareholders’ equity	$715,047			$671,732

Net interest income			$5,207			$4,918

Net interest margin		3.16%			3.15%

1.	Interest income includes loan fees.

2.	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

3.	No taxable equivalent adjustments have been made since the effect is insignificant.

EARNINGS HIGHLIGHTS—NINE MONTHS RESULTS
Net Income. The Company recorded net income from continuing operations for the nine months ended September 30, 2005 of $2.9 million compared with net income of $1.8 million in 2004. Diluted earnings from continuing operations per share for the nine months ended September 30, 2005 were $0.18 as compared $0.11 for the same period in 2004.
Net Interest Income and Net Interest Margin. Net interest income for the nine months ending September 30, 2005 increased $1.2 million as compared to the same period in 2004. This increase is primarily attributable to the $61.8 million growth in earning assets and the 60 basis point increase in the yield on earning assets partially offset by the 55 basis point increase in the cost of funds. Net interest margin for the nine months ended September 30, 2005 decreased 7 basis points to 3.21% from 3.28%. The changes in net interest income and net interest margin for the nine months ended September 30, 2005 as compared to the same period in 2004 were primarily the result of the following:
Rate:
•	The yield on loans increased 71 basis points as compared to 2004.

•	Investment security yield increased 25 basis points over the 2004 period levels to 4.49%.

•	Yields on deposits increased 53 basis points.

•	Federal funds purchased and repurchase agreements yield increased 219 basis points.

•	The yield on other borrowed funds decreased 16 basis points largely due to refinancing of company debt in the fourth quarter 2004.
Volume:
•	Total average earning assets increased $61.8 million, or 10.3%, with the significant amount of this increase being in the Company’s average loan portfolio, which increased by $40.3 million or 9.8%. The remainder of the increase was in the security portfolio in the amount of $26.9 million or 15.4%.

•	Average deposits and borrowed funds increased $91.7 million, or 16.2%, as compared to the first nine months of 2004 primarily as a result of the opening of the Company’s downtown Franklin office.
As the Company shifts its asset mix from securities to higher yielding loans, the Company should ultimately see an improvement in the net interest margin; however, for the nine months ended September 30, 2005, the Company experienced net interest margin compression as deposit rates increased more quickly than loan yields. This deposit rate increase is due to the steady increase in short-term treasury rates and increased competition for both loans and deposits, causing pricing pressure in the Company’s markets.
The Company increased the average volume of its securities portfolio by $26.9 million as a result of a $72.5 million or 14.7% increase in deposit growth.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities and net interest margin for the nine months ended September 30, 2005 and 2004:
Average Balance Sheets
(Dollars in thousands, except yields and rates)

	Nine Months Ended			Nine Months Ended
	09/30/05			09/30/04
	Average		Revenue/	Average		Revenue/
	Balance	Yield	Expense	Balance	Yield	Expense

Loans [1,2]	$450,159	6.68%	$22,420	$409,847	5.97%	$18,240
Securities [3]	201,307	4.49%	6,734	174,403	4.24%	5,512
Federal funds sold	5,135	2.52%	96	8,311	1.76%	109
Other earning assets	5,034	4.91%	192	7,296	2.55%	144

Total earning assets	661,635	5.97%	29,442	599,857	5.37%	24,005
Cash and due from banks	22,364			13,148
Allowance for loan losses	(4,913)			(4,991)
Other assets	34,561			33,795

Total assets	$713,647			$641,809

Deposits	$565,374	2.47%	10,417	$492,840	1.94%	7,127
Federal funds purchased and securities sold under repurchase agreements	39,438	3.14%	1,069	19,296	0.95%	141
Subordinated Debentures	12,000	6.47%	579	12,000	4.73%	423
Borrowed funds	40,550	5.11%	1,544	41,530	5.27%	1,632

Total deposits and borrowed funds	657,362	2.76%	13,609	565,666	2.13%	9,323

Other liabilities	8,355			20,515
Shareholders’ equity	47,930			55,632

Total liabilities and shareholders’ equity	$713,647			$641,809

Net interest income			$15,833			$14,682

Net interest margin		3.21%			3.28%

1	Interest income includes loan fees.

2	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

3	No taxable equivalent adjustments have been made since the effect is insignificant.

INVESTMENT PORTFOLIO
General. The Company invests primarily in obligations of the United States, obligations of states, counties, and municipalities and mortgage-backed securities. The following table presents, at the periods indicated, the carrying amount of our securities portfolio segregated into available for sale, or AFS, and held to maturity, or HTM, categories:
Composition of Investment Portfolio
dollars in thousands

	September 30,	December 31,
	2005	2004
Available for Sale
U.S. Government Agencies	$11,391	$18,073
Obligations of States, Counties, Municipals	3,345	4,331
Mortgage-backed	63,946	85,760
Marketable Equity Securities	1,078	1,078
Other Debt Securities	57	51

Total Available for Sale	79,817	109,293
Held to Maturity
U.S. Government Agencies	0	300
Obligations of States, Counties, Municipals	27,826	26,233
Mortgage-backed	85,985	66,905
Other Debt Securities	2,256	2,407

Total Held to Maturity	116,067	95,845

Total Securities	$195,884	$205,138

The following table indicates the maturities of securities at September 30, 2005 at the carrying amount and the weighted average yields of such securities:
Maturity of Investment Portfolio
dollars in thousands

	AFS		HTM
	Amount	Yield	Amount	Yield
U.S. Government Agencies
Under 1 year	$9,966	2.92%	$0	0.00%
1 – 5 years	0	0.00%	0	0.00%
5 – 10 years	1,425	4.45%	0	0.00%
Over 10 years	0	0.00%	0	0.00%

Total U.S. Government Agencies	11,391	3.12%	0	0.00%
Obligations of State, Counties, Municipals
Under 1 year	0	0.00%	55	5.00%
1 – 5 years	0	0.00%	151	3.90%
5 – 10 years	1,540	3.21%	2,597	3.54%
Over 10 years	1,805	3.56%	25,023	4.19%

Total Obligations of State, Counties, Municipals	3,345	3.41%	27,826	4.23%

Mortgage-backed	63,946	4.38%	85,985	4.80%

Other Securities
Under 1 year	57	6.63%	0	0.00%
1 – 5 years	0	0.00%	1,006	5.44%
5 – 10 years	0	0.00%	0	0.00%
Over 10 years	1,078	3.07%	1,250	9.66%

Total Other Securities	1,135	1.58%	2,256	7.79%

Total Securities	$79,817	4.13%	$116,067	4.70%

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
Composition of Loan Portfolio
dollars in thousands

	September 30,	December 31,
	2005	2004
Real Estate — Single Family Residential	$115,842	$110,960
Real Estate — Construction	148,147	93,841
Real Estate — Commercial	112,201	131,557
Real Estate — Other	3,865	3,456
Commercial	74,077	73,851
Consumer	16,301	21,561
Other	4,697	2,880
Deferred Fees	(626)	(529)

Total Loans	$474,504	$437,577

Totals loans grew $49.1 million since December 31, 2004 offset by the sale of the McMinnville branch loans in the amount of $12.2 million. Management is placing greater emphasis on short-term real estate lending such as construction, acquisition and development, and commercial real estate loans. The Company has established internal targets for real estate secured loans of at least 75% of total loans, with an emphasis on variable interest rate loans or loans with maturities under five years if at fixed rates. As of September 30, 2005, 80.1% of the loan portfolio was secured by real estate.
Provision and Allowance for Loan Losses. The Company has placed a greater emphasis on identifying at-risk borrowers as the result of a higher than normal amount of borrower bankruptcies which accounted for a large portion of the Company’s loan charge-offs. The provision for loan losses is based on past loan experience and other factors, which in management’s judgment deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, trends in past due loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay their obligations to the Company. Management has in place a risk rating system designed for monitoring the Company’s loan portfolio in an effort to identify potential problem loans.

Loan delinquencies, defined as loans greater than 30 days past due, were 0.96% of the total loan portfolio on September 30, 2005 as compared to 2.2% at December 31, 2004. Provision expense equaled $863,000 and $1.1 million for the nine months ended September 30, 2005 and 2004, respectively. As set out in the table below, the decline in the allowance for loan losses as a percentage of total loans outstanding since September 30, 2004 largely reflects loan charge-offs taken against specific allocated reserves. A summary of loan loss experience during the nine months ended September 30, 2005 and 2004 is provided below. Non-performing assets to total loans were 0.60% at September 30, 2005 as compared to 1.52% at September 30, 2004. The following is the activity in the allowance for loan losses:
Summary of Allowance for Loan Losses
dollars in thousands

	Nine Months Ended
	September 30,
	2005	2004
Allowance for loan losses — beginning balance	$4,427	$5,688
Charge-offs	698	1,755
Recoveries	145	299

Net charge-offs	553	1,456
Bank of Mason Sale	(50)	0
Provision for loan losses	863	1,075

Allowance for loan losses — ending balance	$4,687	$5,306

Loans outstanding at end of period	$474,504	$427,394

Average loans outstanding during period	$450,159	$409,847
Allowance for loan losses as a percentage of loans outstanding at end of period	0.99%	1.24%
Ratio of annualized net charge-offs during period to averageloans outstanding	0.16%	0.47%
Nonperforming Assets. For financial statement purposes, nonaccrual loans are included in loans outstanding, whereas repossessions and other real estate are included in other assets. Net credit losses include net charge-offs on loans and valuation adjustments.

The following is a summary of nonperforming assets as of September 30, 2005 and December 31, 2004:
Summary of Nonperforming Assets
dollars in thousands

	September 30,	December 31,
	2005	2004
Non-accrual loans	$2,531	$5,377
Other real estate owned	314	793
Loans past due 90 days or more still accruing	0	40

Total nonperforming loans and OREO	2,845	6,210
Repossessions	14	293

Total nonperforming assets	$2,859	$6,503

Supplemental Loan Information as of September 30, 2005
dollars in thousands

				Other real	Year-to-
				estate owned	date net	Allocation
	Loans	% of Total	Nonaccrual	and	charge-	of
	outstanding	Loans	loans	repossessions	offs	allowance
Real Estate — Residential	$115,842	24.4%	$547	$181	$107	$664
Real Estate — Construction	148,147	31.2%	305	133	0	790
Real Estate — Commercial	112,201	23.6%	654	0	104	1,074
Real Estate — Other	3,865	0.8%	0	0	0	20
Commercial	74,077	15.6%	1,009	0	208	1,186
Consumer	16,301	3.4%	16	0	134	653
Other	4,697	1.0%	0	0	0	0
Deferred fees and costs	(626)	0%	0	0	0	0

Total Loans	$474,504	100.0%	$2,531	$314	$553	$4,687

In addition to the nonaccrual loans, management has internally identified an additional $11.5 million in loans as potential problem credits. These loans are performing loans but are classified due to payment history, decline in the borrower’s financial position or decline in collateral value. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Loans classified as doubtful have all the weaknesses inherent in one classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. The following table shows the amount in each classification.
Summary of Performing
Classified Loans
As of September 30, 2005
dollars in thousands

Substandard	$11,260
Doubtful	233
Loss	0

Total	$11,493

Management believes the balance of the allowance for loan losses to be adequate as of September 30, 2005 based on its internal evaluation of the allowance for loan losses and loan portfolio. Quarterly, the allowance for loan losses is evaluated under the provision of SFAS 114 and 118. Under these guidelines, specific reserves are allocated for loans considered impaired. A general reserve is also maintained for the Company’s homogenous loans. The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Although management believes the allowance for loan losses at September 30, 2005 to be adequate, further deterioration in problem credits, the results of the loan review process, or the impact of deteriorating economic conditions on borrowers, could require increases in the provision for loan losses and could result in future charges to earnings which could have a significant negative impact on net earnings.

DEPOSITS
The average daily amounts of deposits and rates paid on such deposits at September 30, 2005 and December 31, 2004 are summarized as follows:

Average Deposit Balance dollars in thousands

	September 30, 2005		December 31, 2004
	Amount	Rate	Amount	Rate
Noninterest bearing demand deposit	$61,121	0.00%	58,079	0.00%
Interest bearing demand deposit	139,922	2.23%	150,692	1.13%
Savings and money markets	79,242	1.94%	24,915	1.00%
Time deposit	232,504	3.17%	224,219	2.69%
Wholesale deposits	52,585	3.46%	56,200	3.31%

Total	$565,374	2.45%	514,104	1.91%

The amount of time deposits of $100,000 or more outstanding at September 30, 2005 by time remaining until maturity or reprice is as follows:
Deposit Maturity
dollars in thousands

Under 3 months	$53,315
Over 3 months through 12 months	76,260
Over 1 year through 3 years	51,534
Over 3 years	14,413

Total	$195,522

Brokered certificates of deposit totaling $62.1 million are included in the above totals. These brokered deposits were used to purchase specific securities and have not been used as a general funding or liquidity source of the Company.

KEY RATIOS — Continuing Operations
Returns on average consolidated assets and average consolidated equity for continuing operations for the periods indicated are as follows for the three months ended September 30, 2005 and September 30, 2004:
Performance Indicators

	September 30,	September 30,
	2005	2004
Return on average assets (1)	0.54%	0.38%
Return on average equity (1)	8.03%	4.41%
Average equity to average assets ratio	6.72%	8.67%

(1)	annualized
NONINTEREST INCOME
The components of the Company’s noninterest income include service charges on deposit accounts, other fees and commissions, mortgage banking activities, gain on sale of securities and gain on sale of assets. Noninterest income as a percentage of total gross revenue was 16.8% in the first nine months of 2005 compared to 17.9% in the first nine months of 2004 and 14.8% for the third quarter of 2005 and 19.0% for the third quarter of 2004. Total noninterest income increased 13.5% to $6.0 million for the nine month period ended September 30, 2005 but declined $201,000 or 10.3% for the third quarter 2005 as compared to the same periods in 2004. The third quarter decline was largely due to $112,000 in loss on the sale of foreclosed property.
The largest component of the Company’s noninterest income is revenue generated on deposit accounts. Service charges on deposit accounts decreased $178,000 or 7.8% to $2.1 million during the nine months ended September 30, 2005 compared to the same period in 2004. For the third quarter of 2005, service charges on deposits decreased $20,000 or 2.8% compared to the third quarter of 2004. This decrease is primarily due to a decrease in the volume of insufficient check fees charged to customers and a decrease in the number of accounts subject to service charges. Revenue from mortgage banking activities totaled $1.6 million an increase of $983,000 or 166.3% during the nine months ended September 30, 2005 compared to the same period last year. For the third quarter, mortgage banking revenue increased $501,000 or 195.7%, over the same period last year. This increase in activity is primarily due to the strengthening of the Company’s in-house mortgage division during the first half of 2005. Other service charges, fees and commissions totaled $738,000 for the first nine months of 2005, an increase of $370,000 or 100.5%, over the first nine months of 2004. For the third quarter, other service charges increased $110,000 or 61.5%. This increase is partially attributable to a $56,000 increase in the premium income from Cumberland Life, Cumberland Bank’s reinsurance subsidiary for credit insurance products. Profits from the sale of securities decreased from $571,000 to $100,000 for the nine months ended September 30, 2005 as compared to the same period last year. For the third quarter, profits from the sale of securities declined $41,000. Management does not anticipate significant security sales during the remainder of 2005.

NONINTEREST EXPENSE
Noninterest expense consists primarily of salaries and employee benefits, occupancy expenses, furniture and equipment expenses, data processing expenses and other operating expenses. Total noninterest expense increased $598,000 or 3.7% to $16.8 million during the nine months ended September 30, 2005 compared to the same period in 2004. For the third quarter, noninterest expense decreased $537,000 or 8.9%. Salaries and employee benefits, which totaled $9.4 million for the nine month period and $3.2 million for the three month period, make up the largest category in noninterest operating expenses. These expenses only increased $305,000 or 3.3% for the nine month period ended September 30, 2005 and declined $10,000 or 0.3% for the three month period ended September 30, 2005 despite staffing of the two new Williamson County branch offices, the development of a large-scale, competitive mortgage banking division and continued infrastructure changes. Deposit insurance premiums decreased by $55,000 for the nine months ended September 30, 2005 from the same period last year. For the third quarter, deposit insurance premiums increased $11,000 as compared to the 2004 third quarter. Other operating expenses increased $254,000 for the nine months ended September 30, 2005 but declined $494,000 for the three months ended September 30, 2005 largely due to the increased cost associated with Section 404 compliance and mortgage banking expense caused by increase in mortgage banking volume. Efficiency ratios by time period are listed below.
Efficiency Ratio
dollars in thousands

	Sept 30,	Sept 30,
	2005	2004
Non Interest Expense	16,788	16,190

Net Interest Income	15,833	14,682
Non Interest Income	5,957	5,245

Efficiency Ratio	77.1%	81.2%
INCOME TAXES
Income tax expense for the first nine months of 2005 totaled $1.3 million as compared to $822,000 for the same period in 2004. When measured as a percentage of income before taxes, the Company’s effective tax rate was 30.3% in 2005 as compared to 30.9% in 2004. Effective tax rates are lower than statutory rates due primarily to the interest from investment in tax exempt municipal bonds.

FINANCIAL CONDITION
Balance Sheet Summary
The Company’s total assets decreased $181.8 million or 20.1% to $722.4 million at September 30, 2005 from $904.2 million at December 31, 2004. This decrease was primarily the result of a $200.5 million reduction in assets resulting from the sale of BankTennessee. This decrease was partially offset by the increase in assets of continuing operations of $18.7 million. Assets at June 30, 2005 were $705.3 million, 25.2% less than September 30, 2005. Loans have grown $49.1 million since December 31, 2004 which was offset by the $12.2 million of loans sold in connection with the McMinnville branch, resulting in a $36.9 million net loan growth. The $36.9 million growth in the loan portfolio was partially offset by the $9.3 million decline in the securities portfolio as the Company shifts its asset mix from securities to loans. The reduction in goodwill was due to the sale of the Bank of Mason subsidiary and the sale of the McMinnville branch. Loans at June 30, 2005 were $449.0 million, 56.8% less than September 30, 2005.
Total liabilities decreased $170.6 million or 20.2% to $675.9 million at September 30, 2005 compared to $846.5 million at December 31, 2004. The BankTennessee sale resulted in $186.4 million of this decline. Deposits from continuing operations, which are the Company’s primary source of funding growth, declined $8.2 million, or 1.5%, to $558.7 million at September 30, 2005 as a result of the Company’s sale of $26.1 million in deposits in connection with the sale of its McMinnville branch, partially offset by a $17.9 million growth in deposits. Deposits at June 30, 2005 were $554.9 million. Securities sold under repurchase agreements increased $7.1 million to $45.0 million since December 31, 2004. Federal funds purchased increased $16.8 million as the Company shifted short-term borrowing to fund loan growth. Outstanding Federal Home Loan Bank advances remained constant for the period at $36.0 million.
Shareholders’ equity decreased $11.2 million to $46.6 million at September 30, 2005 compared to December 31, 2004 largely due to the BankTennessee and Bank of Mason sales. See “Capital Position and Dividends” for further analysis.
Liquidity and Asset Management
The Company’s management seeks to maximize net interest income by managing the Company’s assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is the ability to maintain sufficient cash levels necessary to fund operations, meet the requirements of depositors and borrowers and fund attractive investment opportunities. Higher levels of liquidity bear corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets and higher interest expense involved in extending liability maturities. Liquid assets including cash, due from banks and federal funds sold totaled $23.7 million at September 30, 2005. In addition, the Company has $30.6 million in unpledged securities to secure additional borrowing capacity for liquidity needs.
The Company’s primary source of liquidity is a stable core deposit base. Payments from the loan and investment portfolios provide a secondary source. Borrowing lines with correspondent banks, the Federal Home Loan Bank and the Federal Reserve augment these traditional sources. Repurchase agreements, brokered CDs, public fund deposits and loan participations are alternative sources of funding to which the Company has access. As of September 30, 2005, the Company had approximately $34.3 million of available borrowings from the Federal Home Loan Bank.

The Company’s securities portfolio consists of earning assets that provide liquidity and/or interest income. For those securities classified as held to maturity the Company has the ability and intent to hold these securities to maturity. Securities classified as available for sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rates, prepayment risk, the need or desire to increase capital and similar economic factors. Cash flows totaling approximately $41.8 million are projected to be generated from the securities portfolio within the next twelve months.
A secondary source of liquidity is the Company’s loan portfolio. At September 30, 2005, loans of approximately $396.2 million either will become due or will be subject to rate adjustments within twelve months. Continued emphasis will be placed on structuring adjustable rate loans.
As for liabilities, time deposits greater than $100,000 of approximately $129.6 million will become due during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future. However, future decreases in rates could have a negative effect on total deposits.
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
Off Balance Sheet Arrangements
At September 30, 2005, the Company had unfunded loan commitments outstanding of $138.7 million and unfunded lines of credit and letters of credit of $5.9 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiary has the ability to liquidate Federal funds sold or securities available for sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Company’s bank subsidiary could sell participations in these or other loans to correspondent banks.

Capital Position and Dividends
At September 30, 2005, total shareholders’ equity was $46.6 million or 6.5% of total assets. The decrease of $11.2 million in shareholders’ equity during the nine months ended September 30, 2005 results mainly from $17.3 million retirement of common stock in connection with the sales of BankTennessee and Bank of Mason. This reduction was partly offset by the Company’s net income of $6.1 million, the exercise of stock options totaling $365,000, and $722,000 in issuance of common stock through the Company’s Employee Stock Purchase Plan all offset by a $1.1 million unrealized loss in securities available for sale.
The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary bank. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and the subsidiary bank have none, and a part of the allowance for loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary bank and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. Subordinated debentures are allowed to be counted in Tier I capital, subject to certain limitations. At September 30, 2005, the Company’s and its bank subsidiary’s total risk-based capital ratio, Tier I risk-based capital ratio, and Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) were as follows:
CAPITAL STANDARDS
dollars in thousands

							Excess over
	Required Minimum		Well Capitalized		Actual		Well
	Amount	Ratios	Amount	Ratios	Amount	Ratios	Capitalized
Tier I to average assets — leverage
Civitas BankGroup, Inc.	28,602	4.00%	35,752	5.00%	59,946	8.38%	24,194
Cumberland Bank	27,886	4.00%	34,858	5.00%	52,082	7.47%	17,225
Tier I to risk-weighted assets
Civitas BankGroup, Inc.	22,339	4.00%	33,508	6.00%	59,946	10.73%	26,438
Cumberland Bank	22,039	4.00%	33,058	6.00%	52,082	9.45%	19,024
Total capital to risk-weighted assets
Civitas BankGroup, Inc.	44,677	8.00%	55,847	10.00%	64,634	11.57%	8,787
Cumberland Bank	44,078	8.00%	55,097	10.00%	56,770	10.30%	1,673

The Company and its subsidiary, Cumberland Bank, have agreed with or committed to bank regulatory officials to take various actions, including to reduce the level of criticized or non-performing loans, to improve loan underwriting, problem loan resolution and collection, and strategic and capital planning, to obtain prior regulatory approval before incurring additional holding company indebtedness, repurchasing shares, or paying dividends from Cumberland Bank to the holding company or from the holding company to shareholders, and to maintain certain capital levels at Cumberland Bank in excess of those required for well capitalized status. The most restrictive of these provisions would require the Company to maintain a Tier I leverage ratio of at least 7.0% at Cumberland Bank. The Company believes that it and Cumberland Bank were in compliance in all material respects with these agreements at September 30, 2005. The Company and Cumberland Bank intend to continue to comply with these agreements. The Company believes that the earnings from operations and available funds will be sufficient to allow the Company to meet all these commitments and the requirements for well-capitalized status through the end of 2005. However, the Company’s regulators have considerable discretion in determining whether to grant required approvals, and no assurance can be given that such approvals will be forthcoming. If the Company or its subsidiary are unable to maintain the required capital levels with earnings from operations and available funds, the Company may be required to raise additional capital or, upon receipt of prior regulatory approval, incur additional debt, to meet these requirements.
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
There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

CIVITAS BANKGROUP, INC. (Registrant)

DATE: 11/09/05	/s/ Richard Herrington
Richard Herrington,
President and Chief Executive Officer

DATE: 11/09/05	/s/ Lisa Musgrove
Lisa Musgrove,
Executive Vice President, Chief Financial Officer and Chief Operating Officer