Form 10-K
period 2005-12-31
CIVITAS BANKGROUP INC
filed 2006-03-16
CIK 1092099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number 0-27393
Civitas BankGroup, Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-1297760

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
4 Corporate Centre
810 Crescent Centre Dr, Suite 320
Franklin, Tennessee 37067
(Address of principal executive offices and Zip Code)
(615) 263-9500
(Registrant’s telephone number, including area code)
Securities registered under Section 12(b) of the Act:
None
Securities registered under Section 12(g) of the Act:
Common Stock, $.50 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated file” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                      Accelerated filer ☑                      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES ☐ NO ☑
The aggregate market value of the Registrant’s voting equity held by non-affiliates of the registrant on June 30, 2005 was $113,866,933. The market value calculation was determined using the closing price of $7.24 for the registrant’s common stock on June 30, 2005, as reported on the NASDAQ over-the-counter bulletin board. As of February 28, 2006, 15,878,631 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be held on April 26, 2006 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
You should be aware that, while the Company believes the expectations reflected in those forward-looking statements are reasonable, they are inherently subject to risks and uncertainties which could cause the Company’s future results and shareholder values to differ materially from the Company’s expectations. These factors are disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Item 1A. Risk Factors” set forth herein and include, among others, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economy in the Company’s market area, (iii) rapid fluctuations in interest rates, (iv) significant downturns in the businesses of one or more large customers, (v) risks inherent in originating loans, including prepayment risks, (vi) the fluctuations in collateral values, the rate of loan charge-offs and the level for the provision for losses on loans, and (vii) changes in the legislative and regulatory environment. Because of these factors, there can be no assurance that the forward-looking statements included or incorporated by reference herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included or incorporated by reference herein, you should not regard the inclusion of such information as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. In addition, the Company does not intend to, and is not obligated to, update these forward-looking statements after the date of this Annual Report on Form 10-K, even if new information, future events or other circumstances have made them incorrect or misleading as of any future date.
PART I
ITEM 1. BUSINESS.
General. Civitas BankGroup, Inc. is a Tennessee registered bank holding company headquartered in Franklin, Tennessee with $749.5 million in total assets at December 31, 2005. The Company serves as the bank holding company for Cumberland Bank, which provides banking and other financial services through eleven (11) branches located in five (5) markets throughout Middle Tennessee.
The Company’s principal operations include traditional banking services incorporating commercial and residential real estate lending, commercial business lending, consumer lending, construction lending and other financial services, including depository services. The Company serves both metropolitan and rural areas, targeting local consumers, professionals and small businesses. Net interest income, which is the principal source of earnings for the Company, is the difference between the interest income earned on its loans, investment assets and other interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. To a lesser extent, the Company’s net income also is affected by its noninterest income derived principally from service charges and fees as well as the level of noninterest expenses such as salaries and employee benefits.
The bank is subject to the regulatory authority of the Tennessee Department of Financial Institutions (“TDFI”), the Federal Reserve Board (“FRB”) and the Federal Deposit Insurance Corporation (the “FDIC”), which currently insures the depositors of each member bank to a maximum of $100,000 per depositor. For this protection, each bank is subject to a quarterly statutory assessment and the rules and regulations of the FDIC.

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
History. In July of 1997, the Company resulted from a merger of equals between the two parent holding companies of a Tennessee multi-thrift holding company with a Tennessee bank holding company, forming Cumberland Bancorp, Inc. In 2004, Cumberland Bancorp changed its name to Civitas BankGroup, Inc.
Cumberland Bank was chartered in 1976 as The Savings & Loan Association of Smith County, Tennessee. Cumberland Bank was later converted to a state commercial bank. Cumberland Bank South was founded as First Southern Savings & Loan in 1975. First Southern was acquired by First Federal in 1992. Cumberland Bank and Cumberland Bank South merged in 2004.
Effective May 31, 2005, the Company consummated the sale of all of the outstanding stock of Bank of Mason to Mason Bancorp. The Company received cash and 43,000 shares of Company common stock in the sales transaction.
Joint Ventures. The Company owns a 50% interest in both The Murray Banc Holding Company, LLC in Murray, Kentucky and Insurors Bank of Tennessee, headquartered in Nashville, Tennessee. Only the Company’s initial investment, adjusted for the pro rata share of operating results of each entity, is included in the consolidated financial statements. The Company’s portion of earnings is recorded in other noninterest income. The Murray Banc Holding Company is a joint venture with BancKentucky, a Kentucky savings and loan holding company. The Murray Banc Holding Company is a single bank holding company owning 100% of The Murray Bank which opened in 1999. The Murray Banc Holding Company had $158.4 million in total assets at December 31, 2005 and contributed income of $464,000 to the Company in 2004. In January 2006, the Company announced that it had entered into an agreement to sell all of the outstanding stock of The Murray Banc Holding Company, LLC to BancKentucky, Inc., the other 50% owner of the bank. The transaction is subject to receipt of pending regulatory approval and is expected to close during the second quarter 2006. The Company also owns 50% of Insurors Bank, which opened in November 2000 and had $73.9 million in assets at December 31, 2005. The remaining ownership interest in Insurors Bank is owned by InsCorp, a Tennessee corporation owned predominately by Tennessee insurance agents. Insurors Bank contributed $243,000 of income to the Company in 2005.
Market Areas. Prior to the sale of the Company’s west Tennessee subsidiaries, Bank of Mason and BankTennessee, the Company operated principally in ten (10) market areas in Tennessee. With the sales of these subsidiaries, the Company is able to focus its efforts on the Nashville metropolitan market generally, with particular attention on the Williamson and Sumner County markets. The Nashville metropolitan statistical area consists of Davidson County, Tennessee and the surrounding twelve counties and is home to several large employers including HCA Inc., Vanderbilt University, Saturn Corporation and Nissan Motor Manufacturing Corporation USA. Williamson County, Tennessee is one of the fastest growing counties in terms of population in the State of Tennessee and has the highest per capita income levels of any county in Tennessee. The Company believes that the metropolitan Nashville market offers an environment for strong growth with respect to the Company’s target customers, which include local consumers, professionals and small businesses.
The Company serves the metropolitan Nashville market through its subsidiary, Cumberland Bank. Cumberland Bank has four branches located in Williamson County, and as of June 30, 2005 Cumberland Bank was the sixth largest bank and largest independent bank in Williamson County.

The following table shows the distribution of our deposit base by county as well as the market share within each county at June 30, 2005:

	# of	Amount of	% of Total	% of Market
County	Branches	Deposits	Deposits	Share
Williamson	4	$307,387	54.7%	8.3%
Sumner	3	116,941	20.8%	7.2%
Davidson	1	57,764	10.3%	0.4%
Smith	2	56,073	9.9%	14.5%
Macon	1	23,991	4.3%	7.3%
As described above, following the sale of the west Tennessee subsidiaries, the Company operates branches primarily in Williamson, Sumner, Smith and Davidson Counties in Tennessee.
Competition. The Company’s bank faces substantial competition in and out of its immediate market area in attracting and retaining deposits and lending funds. Competition for deposits and loans is based on the range and quality of financial services offered, the ability to offer attractive rates, the availability of convenient office locations, and alternative delivery methods. We compete not only with banks, but with thrifts, credit unions, and other financial service providers, such as brokerage and insurance companies, and internet-based financial companies. The entry of new competitors through expansion, de novo status, or acquisition could have an adverse effect on our operations in that market.
The Company believes its strategy of relationship banking and local autonomy in the communities it serves allows flexibility in products offered in response to local needs in a way that can enhance profitability for the bank, particularly as consolidation of the banking industry occurs and larger institutions exit markets that are only marginally profitable for them. We believe our emphasis on community banking, customer service and relationships is the most effective method we have of competing with these larger regional bank holding companies as well as smaller community banks.
Operational Strategies. The Company operates according to the following business strategies:
Local Decision Making. Foundational to the Company’s business strategy is an emphasis on decision making at the local branch level. The bank has a separate board comprised of local businesspeople allowing it to be responsive to local community needs and trends. Each branch manager and individual loan officer is given authority and discretion to price loans and services and to approve loans in order to respond quickly and efficiently to the needs of each of the bank’s customers. As the Company continues its strategy to focus its future growth efforts on the middle Tennessee area, the Company’s local decision making at the branch level is expected to be strengthened by the narrowing of the Company’s geographic presence and the resulting focus of the Company’s senior management, including loan review personnel, on the Middle Tennessee operations of the remaining wholly-owned bank subsidiary.
Relationship Banking. The Company focuses on serving Tennessee businesses and individuals through a banking relationship characterized by long-term, multi-service relationships. Drawing upon this experience and the customer networks of its loan officers and assisted by back office support services, the bank seeks to effectively price and provide related bank services to enhance overall profitability. The bank seeks to compete with other providers of financial services primarily through superior relationship management, rather than price competition.
Full Line of Banking Products. The Company offers the personalized service and local decision making characteristic of community banks while providing a greater diversity of financial services associated with regional and super-regional financial institutions. The Company expects to continue to enhance our product mix through internal development of new products and services designed to meet the needs of our target customers.

Lending and Deposit Activities. The bank provides a range of retail and commercial banking services designed to meet the borrowing and depository needs of small and medium size businesses and consumers in the communities it services. The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan, and are further subject to competitive pressures, market rates, availability of funds, and government regulations. The bank has no foreign loans or highly leveraged transaction loans, as defined by the Federal Reserve.
Substantially all of the loans in the bank’s loan portfolios have been originated by the bank. The bank conducts its lending activities pursuant to the loan policies adopted by our board of directors. These loan policies grant individual loan officers authority to make secured and unsecured notes and loans in specific dollar amounts with those amounts being lower for unsecured loans. Larger loans must be approved by senior officers or various loan committees. The bank’s management information systems and loan review policies are designed to monitor lending sufficiently to ensure adherence to our bank’s loan policy.
Construction Loans. The bank originates construction loans for land acquisition, residential development or income-producing property development, on both fixed and variable basis for a term generally of one year. The Company considers this type of lending to have higher credit risks than single-family residential lending because the principal is concentrated in a limited number of loans and borrowers, and repayment of these loans is dependent on the successful operation of the related real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or the economy generally. The bank’s risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project and the estimated cost of the project. If the estimated cost of construction or development proves to be inaccurate, the bank may be compelled to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, the bank may be confronted, at or prior to the maturity of the loan, with a project value which is insufficient to assure full repayment. As loan payments become due, the cash flow from the project may not be adequate to service total debt and we may have to agree with the borrower to modify the terms of the loan. In addition, by nature these loans are generally less predictable and more difficult to evaluate and monitor, and collateral securing them may be difficult to dispose of. The bank has sought to minimize these risks by lending primarily to established companies and generally restricting such loans to its primary market area. Construction loans constituted 33.0% of our loan portfolio at December 31, 2005.
Commercial Real Estate Loans. The bank’s commercial real estate loans include permanent mortgage loans on commercial and industrial properties. These loans are originated on both an annual line of credit basis and on a fixed-term basis generally ranging from one to seven years. In making lending decisions, the bank generally considers, among other things, the overall quality of the loan, the credit of the borrower, the value of the real estate, the projected income stream of the property and the reputation and quality of management constructing or administering the property. No one factor is determinative and such factors may be accorded different weights in any particular lending decision. As a general rule, the bank also requires that these loans be guaranteed by one or more of the individuals who have a significant equity investment in the property. Commercial real estate loans generally carry a lower degree of risk than commercial business loans because they are secured by improved property with a minimal loan-to-value gap based upon the type of property serving as collateral. Commercial real estate loans also generally have prime-based interest rates which adjust more rapidly to interest rate fluctuations and bear higher rates of interest than other types of loans. Accordingly, income from this type of loan should be more responsive to the changes in the general level of interest rates. Commercial real estate loans constituted 24.2% of our loan portfolio at December 31, 2005.
Residential Real Estate Loans. Residential mortgage products include adjustable rate as well as conventional, fixed rate loans with terms generally of seven to fifteen years. Residential mortgage loans must satisfy underwriting standards that typically require that the homes pledged to secure the loans must be either single-family residences which are owner occupied or investment property, that the value of which has been determined by appraisal, and that the borrower demonstrate financial responsibility and provide certain levels of equity. Residential real estate loans are generally a lower risk form of lending than other types of lending, including commercial real estate loans, since they are fully secured by the underlying property in a housing market that has historically maintained its resale value. An overall downturn in the housing market in the areas we serve would, however, increase risk and induce adjustment of our lending standards. We believe that the residential real estate market in Sumner and Williamson Counties will remain strong as those counties continue to experience population growth at rates above many of the other counties within our market area. The bank is active in the sale of mortgage loans in the secondary market. These loans are made in accordance with underwriting standards set by the purchaser of the loan, including loan-to-value ratio, interest rate and documentation. These loans are generally made under a commitment to purchase from a loan purchaser. The bank generally collects from the borrower or purchaser a combination of the origination fee, discount point and/or service release fee. During 2005, the bank sold approximately $106.5 million in loans to such purchasers, and these sales accounted for 27.6% of our total noninterest income in 2005. Residential real estate loans constituted 23.5% of our loan portfolio at December 31, 2005.
Commercial Business Loans. The bank’s commercial lending activities generally involve small to medium size companies located in Williamson and Sumner Counties, Tennessee. The bank makes both secured and unsecured loans for working capital, equipment purchases and other general purposes, although the majority of commercial lending is done on a secured basis. Typically, these commercial business loans are for under $500,000 and are secured by the receivables, inventory, equipment, and/or general corporate assets of the borrowers, and in some cases, real estate as an additional source of collateral. These loans are originated on both an annual line of credit basis and on a fixed-term basis ranging from one to five years. Commercial business loans typically have prime-based interest rates and carry a higher degree of credit risk than residential mortgage loans because they are more likely to be adversely affected by unfavorable economic conditions, and our ability to receive payments based on the collateral securing these loans may be adversely affected by the fact that the receivables may not be collectible and the inventory may not be saleable. Commercial business loans constituted 15.1% of our loan portfolio at December 31, 2005.
Consumer Loans. Types of consumer loans originated by the bank, other than residential real estate loans, include personal installment loans (generally secured by motor vehicles and having fixed interest rates), and personal unsecured lines of credit. Consumer loans offered typically involve a higher degree of credit risk than residential loans secured by first mortgages, but also carry higher yields and shorter maturities, typically from one to five years depending on the nature and condition of the collateral. Consumer loans often are affected by general economic conditions, changes in market interest rates and bankruptcy protection of delinquent debtors. Historically, losses from this type of lending have been higher for us than from other types of lending. The Company instituted new underwriting software in late 2004 in an effort to reduce the credit risk of its consumer loans. Consumer loans constituted 3.3% of our loan portfolio at December 31, 2005.
Lending Procedures and Loan Approval Process. Lending procedures of the bank reflects our philosophy of granting local control to decision making but retaining general oversight at the holding company level. Although the overall lending policy of the bank is set by our board of directors and is subject to the oversight and control of our board of directors and members of our senior management, we depend, to a great degree, upon the judgment of our loan officers and senior management at the bank to assess and control lending risks.
Individual loan officers have discretionary authority to approve certain loans without prior approval. The bank utilizes a loan committee comprised of officers and outside bank directors to review loan requests exceeding the discretionary limit of the loan officer or branch manager, or for which the loan officer or branch manager chooses not to exercise his or her discretionary authority. The bank also has its own officer loan committee, reflecting our emphasis on local control and decision making. Loans are reviewed periodically by both the bank’s senior lending officers, internal loan review officer and the Company’s independent external auditors. In addition, we have a senior credit officer who is responsible for asset quality at the bank and who reviews the loan portfolio for the bank and makes decisions with respect to whether or not additional charges should be made to the bank’s provision for loan losses. We utilize this process to grade the bank’s loans and determine the adequacy of the bank’s loan loss reserve.
Deposit Activities. The bank offers several types of deposit and personal banking programs designed to attract both short-term and long-term funds from the general public by providing an assortment of accounts and rates, including the following accounts: commercial and retail demand deposit accounts; NOW accounts; IRAs; regular savings accounts; other retail deposit services such as fixed rate, fixed maturity certificates of deposit, money market accounts, ATMs, internet banking, cash management, Heritage travel club, and other personal miscellaneous services such as safe deposit boxes, night depository services, traveler’s checks, merchant credit cards, direct deposit of payroll, official bank checks, and U.S. savings bonds. The bank’s deposit accounts are insured by the FDIC up to $100,000. A majority of the depositors of the bank are from the local market areas surrounding its offices.
Asset/Liability Management. The Company has a committee comprised of our senior officers charged with managing assets and liabilities. The committee’s task is to maximize and stabilize the net interest margin, and to provide reasonable growth of assets, earnings and return on equity capital while maintaining credit quality, reasonable interest rate risk, adequate capital and liquidity. To meet these objectives, the committee monitors the bank’s progress and assists in directing overall acquisition and allocation of funds. The committee meets weekly to review liquidity and funds position, and to review the general economic condition and other factors affecting the availability and use of funds of the bank. Management reports monthly to the board of directors explaining variances between budget and actual results, providing the likely reasons for any variances and reporting management’s course of action in light of any budget variances. The bank’s board of directors reviews the bank’s asset liability management policy annually.
Investment Activities. The bank maintains an investment portfolio consisting primarily of investment grade securities, including federal agency obligations, corporate bonds and asset-backed securities. Federal regulations limit the types and quality of instruments in which the bank may invest.
A key objective of the bank’s investment portfolio is to provide a balance with the bank’s loans consistent with the bank’s liability structure, and to assist in management of interest rate risk. The investment portfolio generally receives less weight than loans in the risk-based capital formula and provides the necessary liquidity to meet fluctuations in credit demands and fluctuations in deposit levels of the local communities served. The portfolios also provide collateral for pledging against public deposits and income for the bank.
Monetary Policies. The results of operations of the bank and the Company are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effects of actions by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the effect of such matters on the business and earnings of the Company.
Supervision and Regulation
As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act, and supervision by the Federal Reserve Board. As a publicly traded company, the Company is also subject to various other laws, regulation and supervision by the National Association of Securities Dealers and Securities and Exchange Commission (“SEC”). The bank is subject to state and federal banking laws and regulations which impose specific requirements or restrictions and provide for general regulatory oversight with respect to virtually all aspects of the bank’s operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summaries of statutes and regulations affecting banks and bank holding companies do not purport to be complete. These summaries are qualified in their entirety by reference to the statutes and regulations described.
General. As a bank holding company, we are regulated under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and are inspected, examined and supervised by the Board of Governors of the Federal Reserve System. Under the BHCA, bank holding companies generally may not acquire the ownership or control of more than 5% of the voting shares, or substantially all the assets, of any company, including a bank, without the Federal Reserve’s prior approval. In addition, bank holding companies generally may engage, directly or indirectly, only in banking and such other activities as are determined by the Federal Reserve to be closely related to banking. Under the Gramm-Leach-Bliley Act of 1999, bank holding companies may elect to become financial holding companies, which are permitted to engage in activities that are financial in nature or incidental to a financial activity. We have not elected to become a financial holding company.
Various governmental requirements, including Regulation W of the Federal Reserve Act, as amended, limit borrowings by the Company and the nonbank subsidiaries from our affiliate banks. These requirements also limit various other transactions between the Company and the nonbank subsidiaries and the bank. For example, Regulation W limits to no more than 10% of its total capital the aggregate outstanding amount of any bank’s loans and other “covered transactions” with any particular nonbank affiliate and limits to no more than 20% of its total capital the aggregate outstanding amount of any bank’s “covered transactions” with all of its nonbank affiliates. Regulation W also generally requires that a bank’s loans to its nonbank affiliates be secured, and generally requires that a bank’s transactions with its nonbank affiliates be on arm’s length terms.

The bank is incorporated under the banking laws of the State of Tennessee and, as such, are governed by the applicable provisions of those laws. Consequently, the Tennessee Department of Financial Institutions (“TDFI”) supervises and regularly examines the bank. The bank’s deposits are insured by the FDIC through the Bank Insurance Fund and, therefore, are governed by the provisions of the Federal Deposit Insurance Act. However, the bank is a member of the Federal Reserve Bank System; therefore, the primary federal banking regulator is the Federal Reserve. The TDFI and the FDIC regulate or monitor virtually all areas of the bank’s operations.
The Murray Bank is a federal savings bank organized under the laws of the United States of America. The Murray Bank is primarily regulated and examined by the Office of Thrift Supervision. The FDIC also regulates various operations of The Murray Bank.
Insurors Bank of Tennessee is a Tennessee chartered corporation and is governed by the applicable provisions of those laws. Consequently, the TDFI supervises and regularly examines the bank. The bank’s deposits are insured by the FDIC through the Bank Insurance Fund and, therefore, are governed by the provisions of the Federal Deposit Insurance Act. However, the bank is a member of the Federal Reserve Bank System; therefore, the primary federal banking regulator is the Federal Reserve. The TDFI and the FDIC regulate or monitor virtually all areas of the bank’s operations.
Branching. Tennessee law imposes limitations on the ability of a state bank to establish branches in Tennessee. Under current Tennessee law, any Tennessee bank domiciled in Tennessee may establish branch offices at any location in any county in the state. Furthermore, Tennessee and federal law permits out-of-state acquisitions by bank holding companies, interstate merging by banks, and de novo branching of interstate banks, subject to certain conditions. These powers may result in an increase in the number of competitors in our bank’s market. The Company believes the bank can compete effectively in its market despite any impact of these branching powers, but there can be no assurance that future developments will not affect our bank’s ability to compete effectively.
Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal bank regulatory agencies responsible for evaluating us and the bank evaluate the record of meeting the credit needs of the local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of the Company and the bank. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. The CRA rating for the bank was outstanding as of the most recent evaluations.
Capital Requirements Generally. The federal regulatory agencies that evaluate the Company and the bank use capital adequacy guidelines in their examination and regulation of banks. If the capital falls below the minimum levels established by these guidelines, the bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open facilities, or the bank may be regulated by additional regulatory restrictions or actions.
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
Leverage Capital Requirements. The federal regulatory agencies have issued a final regulation requiring certain banking organizations to maintain additional capital of 1% to 2% above a 3% minimum Tier I leverage capital ratio equal to Tier I capital, less intangible assets, to total assets. In order for an institution to operate at or near the minimum Tier I leverage capital ratio of 3%, the banking regulators expect that the institution would have well-diversified risk, no undue rate risk exposure, excellent asset quality, high liquidity and good earnings. In general, the bank would have to be considered a strong banking organization, rated in the highest category under the bank rating system and have no significant plans for expansion. Higher Tier I leverage capital ratios of up to 5% will generally be required if all of the above characteristics are not exhibited or if the institution is undertaking expansion, seeking to engage in new activities or otherwise faces unusual or abnormal risks.
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
At December 31, 2005, the Company’s Tier 1 risk-based capital, total risk-based capital and leverage ratios were 11.39%, 12.22%, and 9.15% respectively.
Liability for Bank Subsidiaries. Under the Federal Reserve policy, the Company, as a bank holding company, is expected to act as a source of financial and managerial strength to the bank and to maintain resources adequate to support the bank. This support may be required at times when we may not have the resources to provide it. Any depository institution insured by the FDIC can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with the default of a commonly-controlled, FDIC-insured depository institution like a bank subsidiary. Additionally, depository institutions insured by the FDIC may be held liable to the FDIC for any loss incurred or reasonably expected to be incurred in connection with any assistance provided by the FDIC to a commonly-controlled, FDIC-insured depository institution in danger of default. “Default” is defined generally as the appointment of a conservator or receiver, and “in danger of default” is defined generally as the existence of certain conditions indicating that a “default” is likely to occur in the absence of regulatory assistance. The bank is a FDIC-insured depository institution. Also, in the event that such a default occurred with respect to the bank, any capital loans from us to that bank would be subordinate in right of payment to payment of the bank’s depositors and other of the bank’s obligations.
Dividend Restrictions. Federal and Tennessee law limits the payment of dividends by banks. Under Tennessee law, the directors of a state bank, after making proper deduction for all expenditures, expenses, taxes, losses, bad debt, and any write-offs or other deductions required by the TDFI, may credit net profits to the bank’s undivided profits account. Before declaring a dividend, the board of directors must deduct any net loss from the undivided profits account and transfer to the bank’s surplus account (1) the amount, if any, required to raise the surplus to 50% of the capital stock and (2) the amount required, if any, but not less than 10% of net profits, to make the paid-in-surplus account equal the capital stock account. Thereafter, the bank may declare a dividend, provided that the amount declared in any calendar year can not exceed the net income for that year plus the retained net income for the preceding two years without the prior approval of the Commissioner of the TDFI.
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
The Federal Reserve also imposes dividend restrictions on state member banks of the Federal Reserve similar to those under Tennessee law. Dividends in any calendar year cannot exceed the bank’s net profits for that year plus retained net income for the two previous years unless the bank has received the prior approval of the Board of Governors of the Federal Reserve. Additionally, the bank may not permit any portion of their “permanent capital” to be withdrawn unless the withdrawal has been approved by the Board of Governors of the Federal Reserve. “Permanent capital” is defined as the total of a bank’s perpetual preferred stock and related surplus, common stock and surplus, and minority interest in consolidated subsidiaries. Finally, if the bank has a capital surplus in excess of that required by law, that excess may be transferred to the bank’s undivided profits account and be available for the payment of dividends so long as (1) the amount came from the earnings of prior periods, excluding earnings transferred as a result of stock dividends, and (2) the bank’s board and the Board of Governors of the Federal Reserve approved the transfer.
Deposit Insurance Assessments. The deposits of the bank are insured up to regulatory limits by the FDIC and is required under the FDIC’s deposit insurance assessments to maintain the Bank Insurance Fund (BIF) and Savings Association Insurance Fund (SAIF). The FDIC has adopted regulations establishing a permanent risk-related deposit insurance assessment system. Each financial institution is assigned to one of three capital groups; well capitalized, adequately capitalized or undercapitalized; and further assigned to one of three subgroups within a capital group. A bank’s assignment is based on supervisory evaluations by the institution’s primary federal regulator and, if applicable, other information relevant to the institution’s financial condition and the risk posed to the applicable insurance fund. The assessment rate applicable to the bank in the future will depend in part upon the risk assessment classification assigned to each bank by the FDIC and in part on the BIF assessment schedule adopted by the FDIC. Institutions are prohibited from disclosing the risk classification to which they have been assigned. The Deposit Insurance Funds Act of 1996 provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF and the SAIF. For 2005, the annual insurance premiums on bank deposits insured by the BIF and SAIF varied between $0.01 to $0.27 per $100 of deposits. The Company’s premium amount per $100 of deposits on a weighed average basis was $0.03 for 2005. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. In early 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005, which made certain changes to the Federal deposit insurance program. These changes included merging the Bank Insurance Fund and the Savings Association Insurance Fund, increasing coverage to $250,000 for IRA accounts and providing for inflationary adjustments to general coverage beginning in 2010, providing the FDIC with authority to set the fund’s reserve ratio within a specified range and requiring dividends to banks if the reserve ratio exceeds certain levels. The new statute grants banks an assessment credit based on their share of the assessment base on December 31, 1996 and the amount of the credit can be used to reduce assessments in any year subject to certain limitations.

Effects of Governmental Policies. The difference between interest earned by the bank on its loans and investments and the interest paid by it on its deposits or other borrowings affects the bank’s earnings. The yields on its assets and the rates paid on its liabilities are sensitive to changes in prevailing market rates of interest. Thus, the general economic conditions, the fiscal policies of the federal government, and the policies of regulatory agencies, particularly the Federal Reserve, which establishes national monetary policy, will influence the bank’s earnings and growth. The nature and impact of any future changes in fiscal or monetary policies cannot be predicted.
Commercial banks are affected by the credit policy of various regulatory authorities, including the Federal Reserve. An important function of the Federal Reserve is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. Government securities, changes in reserve requirements on bank deposits, changes in the discount rate on bank borrowings and limitations on interest rates that banks may pay on time and savings deposits. The Federal Reserve uses these means in varying combinations to influence overall growth of bank loans, investments and deposits, and also to affect interest rates charged on loans, received on investments or paid for deposits.
The monetary and fiscal policies of regulatory authorities, including the Federal Reserve, also affect the banking industry. Through changes in the reserve requirements against bank deposits, open market operations in U.S. Government securities and changes in the discount rate on bank borrowings, the Federal Reserve influences the cost and availability of funds obtained for lending and investing. No prediction can be made with respect to possible future changes in interest rates, deposit levels or loan demand or with respect to the impact of these changes on the business and earnings of the bank.
Various federal and state laws, rules and regulations, and amendments to existing laws, rules and regulations, are enacted that affect banks and bank holding companies. Future legislation and regulation could significantly change the competitive environment for banks and bank holding companies. We cannot predict the likelihood or effect of any such legislation or regulation.
Available Information
The Company maintains an internet website at www.civitasbankgroup.com. We make available on our website our filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference herein unless such information is otherwise specifically referenced elsewhere in this report.
Employees
The Company and its bank subsidiary had approximately 229 full-time equivalent employees as of December 31, 2005. Civitas BankGroup considers its relations with its employees to be good.
ITEM IA. RISK FACTORS
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
The results of operations of banking institutions generally, and of the bank subsidiary specifically, are materially affected by general economic conditions, the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities as well as other factors that affect market rates of interest. The Company’s profitability is significantly dependent on “net interest income,” which is the difference between interest income on interest-earning assets, like loans and investments, and interest expense on interest-bearing liabilities, like deposits and borrowings. Thus, any change in general market interest rates, whether as a result of changes in monetary policies of the Federal Reserve or otherwise, could have a significant effect on the Company’s funding costs and net interest income and, consequently, the Company’s earnings per share. At the same time, low interest rates could compress the Company’s net interest margin, which could negatively impact its earnings growth and earnings per share. Although the Company’s bank subsidiaries actively manages its exposure to interest rate changes, these changes are beyond their control and the bank subsidiary cannot fully insulate itself from the effect of rate changes.
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
The Company has relatively high amounts of real estate construction and development loans, which have a greater credit risk than residential mortgage loans or a more diversified loan portfolio.
Construction and development lending is a more significant portion of the Company’s loan portfolio than is typical for banks and bank holding companies in its area. The percentage of construction and development loans in the bank’s portfolio was approximately 33.0% of its total loans as of December 31, 2005. This type of lending is generally considered to have higher credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate project. Consequently, these loans are more sensitive to adverse conditions in the real estate market or the general economy. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. If the bank experiences significant construction loan loss because they inaccurately estimated the cost and value of construction loan projects or because of a general economic downturn, the Company could experience earnings losses which would reduce its net tangible book value.
Competition with other banking institutions could adversely affect the Company’s profitability.
A number of regional banking institutions in the Nashville metropolitan market have higher lending limits, more banking offices, and a larger market share. In some respects, this may place these competitors in a competitive advantage, although many of the Company’s customers have selected the Company because of service quality concerns at the larger enterprises. The competition may limit or reduce the Company’s profitability, reduce its growth, and adversely affect its results of operations and financial condition.
The amount of common stock owned by the Company’s officers and directors may make it more difficult to obtain shareholder approval of potential takeovers they oppose.
As of December 31, 2005, directors and executive officers beneficially owned approximately 19.1% of the Company’s common stock. The common stock and option ownership of the Company’s board and management could make it difficult or expensive to obtain majority support for shareholder proposals or potential acquisition proposals of the Company that its directors and officers oppose.

The Company’s key management personnel may leave at any time.
The Company’s future success depends to a significant extent on the continued service of its key management personnel, especially Richard Herrington, its president and chief executive officer, and its bank subsidiary president, Danny Herron. The Company does not have employment agreements with any of its personnel, however, members of senior management, are awarded equity incentives which would be forfeited, to the extent not vested, upon termination. The Company can provide no assurance that it will be able to retain any of its key officers and employees or attract and retain qualified personnel in the future.
The Company, as well as its bank subsidiary, operate in a highly regulated environment and are supervised and examined by various federal and state regulatory agencies who may adversely affect the Company’s ability to conduct business.
The Tennessee Department of Financial Institutions and the Board of Governors of the Federal Reserve System supervise and examine the Company’s bank subsidiary. Because the bank subsidiary’s deposits are federally insured up to applicable legal limits, the Federal Deposit Insurance Corporation also regulates the bank subsidiaries. The Federal Reserve also regulates the Company, as a bank holding company. In addition, the Office of Thrift Supervision supervises and regulates The Murray Bank, which is a federal savings bank. Insurors’ Bank of Tennessee is regulated by the Tennessee Department of Financial Institutions, the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System. These and other regulatory agencies impose certain regulations and restrictions on the bank subsidiary, including:
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
The Company, as well as its bank subsidiary, also undergoes periodic examinations by one or more regulatory agencies. Following such examinations, the Company may be required, among other things, to make additional provisions to its allowance for loan loss or to restrict its operations. These actions would result from the regulators’ judgments based on information available to them at the time of their examination. The bank subsidiary’s operations are also governed by a wide variety of state and federal consumer protection laws and regulations. These federal and state regulatory restrictions limit the manner in which the Company, and the bank, may conduct business and obtain financing. These laws and regulations can and do change significantly from time to time and any such change could adversely affect the Company’s results of operations.
The Company risks losing customers because it competes with often larger, more comprehensive financial service institutions for customer lending and investment business in the markets it serves.
The banking and financial services business is highly competitive, especially in Williamson and Sumner Counties, Tennessee generally, and in the market areas of Cumberland Bank specifically. Cumberland Bank competes for loans, deposits and customers and the delivery of other financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers. Many of these competitors have much greater total assets and capitalization than does the Company. These larger institutions have higher lending limits, have greater access to capital markets and offer a broader array of financial services, such as trust services and international banking services, than Cumberland Bank.
The Company is geographically concentrated in the Nashville, Tennessee MSA, and changes in local economic conditions impact its profitability.
Following the sale of the Company’s BankTennessee and Bank of Mason subsidiaries, the Company operates primarily in the Nashville, Tennessee MSA, and substantially all of its loan customers and most of its deposit and other customers live or have operations in the Nashville MSA. Accordingly, the Company’s success significantly depends upon the growth in population, income levels, deposits and housing starts in the Nashville MSA, along with the continued attraction of business ventures to the area. The Company’s profitability is impacted by the changes in general economic conditions in this market. Additionally, unfavorable local or national economic conditions could reduce the Company’s growth rate, affect the ability of the Company’s customers to repay their loans to the Company and generally affect the Company’s financial condition and results of operations.
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
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties.
The Company’s principal executive offices are located at 4 Corporate Centre, 810 Crescent Centre Drive, Suite 320, Franklin, Tennessee 37067 in a leased facility. This facility located in the Cool Springs area of Franklin also houses the bank’s mortgage division. The Company’s Technology Center is a leased building also located in Cool Springs and is home to our centralized operational units. At December 31, 2005 the bank operated 11 banking offices, of which 2 were leased and the remaining 9 were owned. The bank also own 20 ATMs. During 2005, we paid approximately $635,000 in lease payments for our leased facilities
ITEM 3. Legal Proceedings.
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
ITEM 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of shareholders during the fourth quarter of the Company’s fiscal year ended December 31, 2005.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
The Company’s common stock is currently traded over-the-counter on the OTC Bulletin Board under the symbol CVBG. The following table reflects stock prices as reported on the OTC Bulletin Board.

	Prices
				Cash
				Dividends
	High	Low	Close	Declared
2004:
First Quarter	$7.50	$6.35	$7.20	$0.015
Second Quarter	8.75	7.05	8.75	0.015
Third Quarter	10.05	7.50	8.75	0.000
Fourth Quarter	8.85	8.00	8.50	0.000

2005:
First Quarter	$8.50	$7.32	$7.80	$0.000
Second Quarter	7.75	6.50	7.24	0.000
Third Quarter	8.40	7.05	8.00	0.000
Fourth Quarter	8.15	7.50	7.60	0.000
As of February 28, 2006, we had approximately 1,074 shareholders of record. At that date, 15,878,631 shares were outstanding.
The amount of any dividend, while in our sole discretion, depends in part upon the performance of the Company. The ability to pay dividends is restricted by federal laws and regulations applicable to bank holding companies and by Tennessee laws relating to the payment of dividends by Tennessee corporations. Because substantially all of the Company’s operations are conducted through the bank, the Company’s ability to pay cash dividends also depends on the ability of the bank to pay a dividend to the Company. The ability of the bank to pay cash dividends is restricted by applicable regulations of the TDFI, the Federal Reserve, and the FDIC. See “Item 1. Business — Supervision and Regulation — Dividend Restrictions” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Asset Management.”
The Company elected to pay stock dividends for 2005. The Company is paying stock dividends in lieu of a cash dividend in an effort to conserve capital as we continue our efforts to grow our business in key markets. The Company did not repurchase any shares of its common stock during the year ended December 31, 2005.

ITEM 6. Selected Financial Data
The table below provides selected consolidated financial data for the Company as of and for each of the five years ended December 31, 2005, 2004, 2003, 2002 and 2001. You should read the following selected consolidated financial information in conjunction with our financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this document.

	For years ending December 31,
	(dollars in thousands, except per share amount)
	2005	2004	2003	2002	2001
Summary of Operations
Interest income	$40,357	$32,940	$31,622	$31,761	$36,873
Interest expense	19,107	13,123	12,162	13,505	20,155

Net interest income	21,250	19,817	19,460	18,256	16,718
Provision for loan losses	993	1,446	3,083	4,663	2,488
Noninterest income	7,571	7,793	6,261	6,830	4,544
Noninterest expense	22,209	22,917	20,382	18,690	16,929

Income before income taxes	5,619	3,247	2,256	1,733	1,845
Income tax expense	1,715	941	823	596	607
Income from continuing operations	3,904	2,306	1,433	1,137	1,238

Basic earnings per share — continuing operations	0.24	0.13	0.09	0.08	0.10
Diluted earnings per share — continuing operations	0.24	0.13	0.09	0.08	0.09
Cash dividends per common share	0.00	0.03	0.06	0.06	0.06
Book value per common share	2.98	3.28	3.19	2.96	2.85

Selected Period-End Balances
Total assets of continuing operations	$749,516	$703,678	$643,543	$534,183	$470,081
Loans, net of unearned income	476,421	430,617	412,609	391,934	368,001
Allowance for loan losses	4,765	4,427	5,688	5,761	5,375
Total deposits	600,766	566,873	520,505	437,607	389,549
Other borrowings	97,452	90,451	79,565	60,688	55,511
Shareholders’ equity	47,225	57,736	54,741	45,473	39,312

Selected Operating Ratios
Annual % change in loans	10.64%	4.36%	5.28%	6.50%	10.10%
Annual % change in assets	6.51%	9.34%	20.47%	13.64%	8.40%
Return on assets	0.52%	0.33%	0.22%	0.21%	0.26%
Return on equity	8.27%	3.99%	2.62%	2.50%	3.15%
Per share amounts are adjusted to reflect the effect of stock splits and stock dividends.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion in conjunction with our financial statements and the notes to those statements appearing elsewhere in this document.
PERFORMANCE OVERVIEW
General. The Company experienced a significant number of changes in 2005 which management believes will position the Company for improved performance during 2006. First, the Company initiated its efforts to focus its business operations more completely on the middle Tennessee market with the sale of its west Tennessee subsidiaries. In 2005, the Company also continued strengthening its back office, information technology systems, loan review procedures and internal audit functions. The Company believes that the simplification of its organizational structure and the strengthening and improvement of its infrastructure will position the Company to take advantage of the opportunities to build its business within the middle Tennessee market. Finally, the Company and its bank subsidiary were each lifted from all regulatory actions and restrictions which were in place at year-end 2004.
Set forth below are certain significant items that occurred during the year ended December 31, 2005:
•	Income from continuing operations for the year ended December 31, 2005 totaled $3.9 million compared to $2.3 million for the same period for 2004, a 69.6% increase.

•	Assets from continuing operations increased from $703.7 million at December 31, 2004 to $749.5 million at December 31, 2005, a $45.8 million, or 6.5% increase.

•	Funds invested in securities remained relatively level with the December 31, 2005 balance at $205.2 million.

•	Loans increased to $476.4 million at December 31, 2005, up 10.6% from $430.6 million at year end 2004.

•	Nonperforming loans were $2.3 million at December 31, 2005, down 57.4% from December 31, 2004.

•	Delinquency ratio declined in 2005 from 2.37% to 0.60%.

•	Deposits totaled $600.8 million, up 6.0% from $566.9 million at year end 2004.

•	Net interest margin declined to 3.19% from 3.22% in 2004, primarily due to increased cost of funds.

•	Effective March 1, 2005, the Company completed the sale of its BankTennessee subsidiary to a group of its and BankTennessee’s directors in exchange for the surrender of 2,000,000 shares of Company common stock.

•	Effective May 31, 2005, the Company completed the sale of all of the outstanding stock of Bank of Mason, in exchange for cash and 43,000 shares of Company stock.

•	The Company paid off $4.6 million of debt and redeemed $8.0 million in subordinated debentures using the proceeds from $13.0 million of new subordinated debentures, initially reducing the interest rate paid by 149 basis points.

•	The Company brought its computer processing in-house, thereby improving operating efficiencies.

•	The Company announced its plan to sell its ownership in The Murray Bank Holding Company, LLC in the second quarter of 2006.

•	The Company announced it had signed an agreement to place 35 ATMs in area Walgreen’s Stores. This will bring the total number of ATMs to 55.

•	The Company announced it had purchased a branch location in Hendersonville with plans to open a new branch in the second quarter of 2006, pending regulatory approval.
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

We establish the allocated amount separately for two different risk groups: (1) unique loans (commercial loans, including those loans considered impaired); and (2) homogenous loans (generally consumer loans). We base the allocation for unique loans primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. Each risk-rating grade is assigned an estimated loss ratio, which is determined based on the experience of management, discussions with banking regulators, historical and current economic conditions and our independent loan review process. We estimate losses on impaired loans based on estimated cash flows discounted at the loan’s original effective interest rate or the underlying collateral value. The company defines impaired loans as those classified as substandard, doubtful or loss. We also assign estimated loss ratios to our consumer portfolio. However, we base the estimated loss ratios for these homogenous loans based on consumer credit scores (e.g., automobile, residential mortgage, home equity) and not on the results of individual loan reviews.
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
We then test the resulting ALL balance by comparing the balance in the allowance account to historical trends and peer information. Our management then evaluates the result of the procedures performed, including the result of our testing, and concludes on the appropriateness of the balance of the ALL in its entirety. The loan and the audit committees of our board of directors review the assessment prior to the filing of financial information
Results of Operations Year ended December 31, 2005 Compared to the Year ended December 31, 2004:
Net Earnings
Net earnings from continuing operations for 2005 totaled $3.9 million compared to $2.3 million in 2004, an increase of 69.6%. The improvement in earnings performance is a result of a $1.5 million increase in net interest income and a $453,000 decrease in provision for loan losses compared to 2004. The net interest margin continued to experience a slight compression during the year and restricted further improvement in net earnings. Operating expenses remained flat as the Company continues to build a solid infrastructure to improve operational efficiency and strengthen operational control through the centralization of backroom operations.
Net Interest Income
Net interest income represents the amount of interest earned on earning assets exceeding interest paid on deposits and other interest bearing liabilities and is our principal source of earnings representing 74.0% of net revenues. In 2005, our net interest income increased $1.5 million, or 7.6%, to $21.3 million. Although net interest income increased, the Company’s net interest margin continued to compress throughout 2005, declining to 3.19% from 3.22% in 2004. Average interest bearing assets and liabilities increased for the year ended December 31, 2005, increasing net interest income $1.5 million as compared to 2004. Although the rate on interest bearing assets increased in 2005 the rate on interest bearing liabilities also increased, effectively offsetting each other. Net interest income is impacted by several factors including volume, rate, mix, interest rate fluctuations, and asset quality. More detail on changes in interest income and interest expense due to changes in rates is shown on page 21.
Interest Income
Interest income increased $7.5 million, or 22.8%, in 2005 to $40.4 million. The increase was due to both an increase in average earning assets of $52.0 million, primarily in the loan portfolio and an increase in yield on earning assets. This increase in average balances accounted for a $3.2 million increase in interest income, while the increase in yield accounted for $4.3 million in interest income, increasing the yield on average earning assets to 6.05% from 5.36% in 2004. The yield on loans was 6.78% in 2005, compared to 6.00% in 2004, resulting in a $3.6 million increase in interest income. Interest income earned as a result of net average loan growth experienced totaled $2.4 million in 2005 increasing interest income further. An increase in the average balance of securities contributed $893,000 to interest income, while the increase in yield on securities added $571,000 to interest income. Average amount of and average yield earned on our average earning assets are represented by asset type on the table on pages 21.

Interest Expense
Interest expense increased $6.0 million in 2005 compared to 2004. The average balance of deposits and borrowed funds increased $56.1 million, resulting in $578,000 in additional interest expense. The average rate paid for deposits and borrowed funds increased from 2.14% in 2004 to 2.85% in 2005. This accounted for a $5.4 million increase in interest expense. Increases in costs of non-maturity deposit products and short-term borrowings reflected increases in short-term interest rates during 2005. The rates on time deposits increased from 2.75% in 2004 to 3.37% in 2005, causing a $1.8 million increase in interest expense. Management has emphasized shorter-term certificate of deposit rates over longer ones to reduce costs. Additionally, the increase in rates caused the cost of NOW accounts to increase by $1.7 million in 2005. In December 2005, the Company paid off $4.6 million in Company debt and redeemed $8.0 million in subordinated debentures with the proceeds from the $13.0 million in subordinated debentures it issued in December, 2005, lowering the interest rate by 149 basis points which the Company believes will benefit interest expense in the future. The level and costs of our Federal Home Loan Bank borrowings inhibited further reduction in costs, as these $35 million in borrowings carry one of the highest interest rate of the bank’s funding sources at 4.98%
Provision for Loan Losses
Provision for loan losses is a charge to earnings to maintain an allowance for loan losses representative of inherent risks and losses in the loan portfolio. The provision for loan losses totaled $1.0 million for 2005 compared to $1.4 million in 2004, a decrease of $453,000, or 28.6%. Net loan charge-offs were $606,000 in 2005 compared to $2.7 million in 2004, a decrease of $2.1 million. The ratio of the allowance for loan losses as a percentage of total loans was 1.00% at December 31, 2005 as compared to 1.03% at December 31, 2004. The decline in the allowance for loan losses as a percentage of total loans outstanding at December 31, 2005 compared to December 31, 2004 reflects loan charge-offs taken against specific, allocated reserves. The decrease in provision expense reflects management’s progress in evaluating and identifying credit risk in the loan portfolio and its success in strengthening loan underwriting standards.
Noninterest Income
The components of the Company’s noninterest income include service charges on deposit accounts, other fees and commissions, mortgage banking activities, gain on sale of securities and gain on sale of assets. Total noninterest income decreased 2.6% to $7.6 million in 2005 compared to the same period in 2004. Noninterest income as a percent of total gross revenue was 26.0% in 2005 compared to 28.3% in 2004. The largest component of the Company’s noninterest income is revenue generated on deposit accounts. Service charges on deposit accounts decreased $214,000, or 6.7%, to $2.8 million during 2005 compared to 2004. This decrease is primarily due to a decrease in the volume of insufficient check fees charged to customers and a decrease in the number of accounts subject to service charges. Revenue from mortgage banking activities totaled $2.1 million, an increase of $1.2 million, or 133.3%, during 2005 compared to last year. This increase is primarily due to the strengthening of the Company’s in-house mortgage division during 2005. Mortgage banking revenues include mortgage servicing rights income in the amount of $481,000 and $291,000 and net gain on the sale of mortgage loans in the amount of $1.4 million and $378,000 for 2005 and 2004, respectively. Other service charges, fees and commissions totaled $911,000 for 2005, an increase of $275,000, or 43.2%. This increase is partially attributable to an $84,000 increase in income from the bank’s credit insurance products. Profits from the sale of securities decreased from $655,000 in 2004 to $100,000 for 2005.
Noninterest Expense
Noninterest expense consists primarily of salaries and employee benefits, occupancy expenses, furniture and equipment expenses, data processing expenses and other operating expenses. Total noninterest expense decreased $708,000 or 3.1% to $22.2 million during 2005. Salaries and employee benefits make up the largest category in noninterest operating expenses. These expenses increased only $237,000, or 1.9%, for 2005 despite increased staffing of key commercial lending personnel and continued infrastructure changes. Expenses relating to foreclosed properties decreased $179,000 for 2005 to $86,000 as compared to the same period in 2004. Deposit insurance premiums decreased by $40,000 for 2005 from the same period last year. Data processing expenses declined $1.0 million due to the Company bringing data processing in-house. Other operating expenses increased $264,000. Audit and accounting expenses increased $292,000 primarily due to costs associated with the Sarbanes-Oxley internal control assessments.

Results of Operations Year ended December 31, 2004 Compared to the Year ended December 31, 2003:
Net Earnings
Net earnings from continuing operations for 2004 totaled $2.3 million compared to $1.4 million in 2003, an increase of 64.3%. The improvement in earnings performance is a result of a $1.7 million decrease in provision for loan losses compared to 2003. The net interest margin continued to experience compression during the year and restricted further improvement in net earnings. Accounting for much of this compression was a change in the average earning asset mix as securities increased 40.3% while average net loans grew at a rate of 0.9% as the Company continued to focus on improving asset quality and invested available capital in lower earning securities as opposed to loans. Operating expenses increased $2.5 million as the Company continued to build a solid infrastructure to improve operational efficiency and strengthen operational control through the centralization of backroom operations.
Net Interest Income
Net interest income represents the amount of interest earned on earning assets exceeding interest paid on deposits and other interest bearing liabilities and is our principal source of earnings representing 71.7% of net revenues. In 2004, our net interest income increased $357,000, or 1.8%, to $19.8 million. Although net interest income increased, the Company’s net interest margin continued to compress throughout 2004 declining to 3.22% from 3.45% in 2003. Average interest bearing assets and liabilities increased for the year ended December 31, 2004, increasing net interest income $1.4 million, which was offset by a decline in net yield on these balances reducing net interest income by $1.0 million as compared to 2003. Net interest income is impacted by several factors including volume, rate, mix, interest rate fluctuations, and asset quality. More detail on changes in interest income and interest expense due to changes in rates is shown on page 22.
Interest Income
Interest income increased $1.3 million, or 4.2%, in 2004 to $32.9 million. The increase was largely due to an increase in average earning assets of $51.4 million, primarily in the investment portfolio. This increase in average balances accounted for a $2.0 million increase in interest income. However, during 2004, the yield on average earning assets declined to 5.36% from 5.61% in 2003, and the resulting affect was a reduction of interest income of $646,000. The decline in earning asset yield resulted from a reduction in loan yield and increased balances in securities. The yield on loans was 6.00% in 2004, compared to 6.54% in 2003, resulting in a $2.2 million reduction in interest income. Interest income earned as a result of net average loan growth experienced in 2004 totaled $244,000 reducing the negative impact of lower yields. Loan growth and profitability continued to be negatively impacted by the runoff of $26.7 million in loans that did not meet the risk characteristics targeted by management and the sale of $17.3 million in loans as part of the Company’s sale of its Bank of Dyer subsidiary. Both of these loan groups carried higher yields than that of the average of the balance of the portfolio. Despite this runoff, the Company experienced net loan growth in 2004. Excess deposit growth not utilized to fund loan growth was invested in securities, which generally have lower yields than do loans. Average securities balance increased $51.6 million, or 40.3%, over 2003. This growth and improved yield during the second half of 2004 generated a $3.2 million increase in interest income as compared to 2003 securities results. Average amount of and average yield earned on our average earning assets are represented by asset type on the table on pages 22.
Interest Expense
Interest expense increased $961,000 in 2004 compared to 2003. The average balance of deposits and interest-bearing liabilities increased $9.4 million, resulting in $629,000 in additional interest expense. The average rate paid for interest-bearing liabilities increased from 2.01% in 2003 to 2.14% in 2004. This accounted for a $332,000 increase in interest expense. Increases in costs of non-maturity deposit products and short-term borrowings reflected increases in short-term interest rates during the second half of 2004. The Company’s time deposit portfolio benefited from the low interest rate environment throughout most of 2004 as higher cost time deposits matured and renewed at lower rates. Additionally, management emphasized shorter-term certificate of deposit rates over longer ones to reduce costs. In December 2004, the Company refinanced $4.6 million in Company debt lowering the interest rate by 200 basis points which the Company believes will benefit interest expense in the future. The level and costs of our Federal Home Loan Bank borrowings inhibited further reduction in costs, as the average of $36.7 million in borrowings carry the highest interest costs of the bank subsidiaries’ funding sources.

Provision for Loan Losses
Provision for loan losses is a charge to earnings to maintain an allowance for loan losses representative of inherent risks and losses in the loan portfolio. The provision for loan losses totaled $1.4 million for 2004 compared to $3.1 million in 2003, a decrease of $1.7 million, or 54.8%. Net loan charge-offs were $2.7 million in 2004 compared to $3.1 million in 2003, a decrease of $400,000. The ratio of the allowance for loan losses as a percentage of total loans was 1.03% at December 31, 2004 as compared to 1.38% at December 31, 2003. The decline in the allowance for loan losses as a percentage of total loans outstanding at December 31, 2004 compared to December 31, 2003 reflects loan charge-offs taken against specific, allocated reserves. The decrease in provision expense reflects management’s progress in evaluating and identifying credit risk in the loan portfolio.
Noninterest Income
The components of the Company’s noninterest income include service charges on deposit accounts, other fees and commissions, mortgage banking activities, gain on sale of securities and gain on sale of assets. Total noninterest income increased 23.8% to $7.8 million in 2004 compared to the same period in 2003. Noninterest income as a percent of total gross revenue was 28.3% in 2004 compared to 24.4% in 2003. The largest component of the Company’s noninterest income is revenue generated on deposit accounts. Service charges on deposit accounts decreased $425,000, or 11.8%, to $3.0 million during 2004 compared to 2003. This decrease is primarily due to a decrease in the volume of insufficient check fees charged to customers and a decrease in the number of accounts subject to service charges. Revenue from mortgage banking activities totaled $929,000, a decline of $377,000, or 30.8%, during 2004 compared to 2003. This decline is primarily due to a significant slow down in mortgage activity since the high levels of refinancing during 2003 due to low interest rates. Mortgage banking revenues include mortgage servicing rights income in the amount of $291,000 in 2004 and net gain on the sale of mortgage loans in the amount of $378,000 and $1.5 million for 2004 and 2003, respectively. Other service charges, fees and commissions totaled $636,000 for 2004, an increase of $153,000, or 31.7%. This increase is attributable to a $131,000 increase in credit insurance products. Profits from the sale of securities increased from $106,000 to $655,000 for 2004 as compared to the prior year. Other noninterest income increased $1.2 million, which includes $431,000 in fraud recovery.
Noninterest Expense
Noninterest expense consists primarily of salaries and employee benefits, occupancy expenses, furniture and equipment expenses, data processing expenses and other operating expenses. Total noninterest expense increased $2.5 million, or 12.3%, to $22.9 million during 2004. Salaries and employee benefits make up the largest category in noninterest operating expenses. These expenses increased $770,000, or 6.7%, for 2004 despite staffing of the two new Williamson County branch offices, the development of a large-scale competitive mortgage banking division and continued infrastructure changes. Expenses relating to foreclosed properties increased $115,000 for 2004 to $265,000 as compared to the same period in 2003. Other operating expenses increased $846,000 which included $431,000 in fraud loss. Savings of $134,000 resulting from bringing previously outsourced functions in-house and a reduction in expenses associated with fewer new credit life insurance policies written at Cumberland Life reduced other non-interest expense. Audit and accounting expenses increased primarily due to costs associated with the Sarbanes Oxley internal control assessments.

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

	December 31, 2005			December 31, 2004			2005 / 2004 Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate [1]	Total

Net loans [2]	$456,657	6.78%	$30,972	$416,335	6.00%	$24,971	$2,418	$3,583	$6,001
Securities	200,831	4.49%	9,019	179,602	4.21%	7,555	893	571	1,464
Federal funds sold	4,635	2.61%	121	13,215	1.57%	207	(134)	48	(86)
FHLB and FRB stock	3,414	5.10%	174	3,291	4.56%	150	6	18	24
Deposits in financial institutions	1,369	5.19%	71	2,416	2.36%	57	(25)	39	14

Total earning assets	666,906	6.05%	$40,357	614,859	5.36%	$32,940	$3,158	$4,259	$7,417

Cash and due from banks	24,514			17,145

Allowance for loan losses	(4,859)			(5,476)
Other assets	34,589			46,565

Total assets	$721,150			$673,093

Deposits:
NOW	$136,034	2.32%	$3,154	$85,440	1.08%	$926	$548	$1,680	$2,228
Money market	57,560	2.55%	1,465	73,706	1.13%	836	(183)	812	629
Savings	19,591	0.62%	122	26,484	0.97%	258	(67)	(69)	(136)
Time deposits	290,883	3.37%	9,793	292,845	2.75%	8,058	(54)	1,789	1,735

Total interest-bearing deposits	504,068	2.88%	14,534	478,475	2.11%	10,078	244	4,212	4,456
Noninterest-bearing deposits	61,925		0	60,143		0

Total deposits	565,993	2.57%	14,534	538,618	1.87%	10,078	244	4,212	4,456

Federal funds purchased and repurchase agreements	51,565	3.25%	1,678	21,957	1.28%	282	380	1,016	1,396
Notes payable	4,550	6.46%	294	4,632	7.41%	343	(6)	(43)	(49)
FHLB advances	35,912	4.98%	1,788	36,722	4.98%	1,828	(40)	0	(40)
Subordinated debentures	12,000	6.78%	813	12,000	4.93%	592	0	221	221

Total deposits and borrowed funds	670,020	2.85%	19,107	613,929	2.14%	13,123	578	5,406	5,984

Other liabilities	3,498			3,222
Shareholders’ equity	47,632			55,942

Total liabilities and shareholders’ equity	$721,150			$673,093

Net interest income			$21,250			$19,817	$2,580	$(1,147)	$1,433

Net interest margin		3.19%			3.22%

1	Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.

2	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

*	No taxable equivalent adjustments have been made since the effect of tax exempt income is insignificant.

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

	December 31, 2004			December 31, 2003			2004 / 2003 Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate[1]	Total

Net loans [2]	$416,335	6.00%	$24,971	$412,604	6.54%	$26,973	$244	$(2,246)	$(2,002)
Securities	179,602	4.21%	7,555	127,991	3.41%	4,370	1,762	1,423	3,185
Federal funds sold	13,215	1.57%	207	12,952	0.48%	62	1	144	145
FHLB and FRB stock	3,291	4.56%	150	2,959	4.36%	129	14	7	21
Deposits in financial institutions	2,416	2.36%	57	6,955	1.27%	88	(57)	26	(31)

Total earning assets	614,859	5.36%	$32,940	563,461	5.61%	$31,622	$1,964	$(646)	$1,318

Cash and due from banks	17,145			16,384
Allowance for loan losses	(5,476)			(5,712)
Other assets	46,565			84,334

Total assets	$673,093			$658,467

Deposits:
NOW	$85,440	1.08%	$926	$59,062	0.83%	$493	$220	$213	$433
Money market	73,706	1.13%	836	87,004	1.06%	919	(140)	57	(83)
Savings	26,484	0.97%	258	26,075	1.04%	270	4	(16)	(12)
Time deposits	292,845	2.75%	8,058	269,039	2.80%	7,543	668	(153)	515

Total interest-bearing deposits	478,475	2.11%	10,078	441,180	2.09%	9,225	752	101	853
Noninterest-bearing deposits	60,143		0	54,170		0

Total deposits	538,618	1.87%	10,078	495,350	1.86%	9,225	752	101	853
Federal funds purchased and repurchase agreements	21,957	1.28%	282	55,034	0.20%	109	(66)	239	173
Notes payable	4,632	7.41%	343	5,272	7.93%	418	(51)	(24)	(75)
FHLB advances	36,722	4.98%	1,828	36,852	4.94%	1,819	(6)	15	9
Subordinated debentures	12,000	4.93%	592	12,000	4.93%	591	0	1	1

Total deposits and borrowed funds	613,929	2.14%	13,123	604,508	2.01%	12,162	629	332	961

Other liabilities	3,222			5,049
Shareholders’ equity	55,942			48,910

Total liabilities and shareholders’ Equity	$673,093			$658,467

Net interest income			$19,817			$19,460	$1,335	$(978)	$357

Net interest margin		3.22%			3.45%

1	Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.

2	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

*	No taxable equivalent adjustments have been made since the effect of tax exempt income is insignificant.

Investment Portfolio
General. The Company’s securities portfolio consists primarily of mortgage-backed securities, tax-free municipals and federal agency bonds and is primarily used as a source of liquidity. Total securities were $205.2 million at year-end 2005 compared to $205.1 million at December 31, 2004, an increase of $32,000. The securities portfolio comprised 27.4% of total assets of continuing operations at year-end 2005 as compared to 29.2% at December 31, 2004. Growth of the investment securities portfolio in 2006 will depend on our loan and deposit growth, changes in the yield curve and reinvestment rates. It is currently anticipated that the investment securities portfolio will remain approximately the same percentage of assets in 2006.
The bank’s policy guidelines are designed to minimize credit, market and liquidity risk. Securities must be investment grade or higher to be purchased. At December 31, 2005, the investment portfolio had a net unrealized loss of $3.8 million compared to $767,000 at December 31, 2004. Other than commitments to originate or sell mortgage loans, our banks do not invest in off-balance sheet or derivative financial instruments. Net gains totaling $100,000 were realized from the sale of $16.9 million in available for sale securities during 2005.
The Company invests primarily in obligations of the United States, obligations of states, counties, and municipalities and mortgage-backed securities. The following table presents, for the periods indicated, the carrying amount of our securities portfolio segregated into available for sale, or AFS, and held to maturity, or HTM, categories:
Composition of Investment Portfolio
dollars in thousands

	December 31,	December 31,	December 31,
	2005	2004	2003
Available for Sale
U.S. treasury and government agencies	$7,864	$18,073	$6,616
State and municipals	3,300	4,331	1,496
Mortgage-backed	77,452	85,761	102,287
Marketable equity	1,058	1,078	1,091
Other debt	50	50	500

Total available for sale securities	89,724	109,293	111,990
Held to Maturity
U.S. treasury and government agencies	0	300	1,139
State and municipal	28,669	26,233	16,230
Mortgage-backed	84,522	66,899	39,057
Other debt	2,255	2,413	1,906

Total held to maturity securities	115,446	95,845	58,332

Total securities	$205,170	$205,138	$170,322

The following table indicates the maturities of securities at December 31, 2005 at the carrying amount and the weighted average yields of such securities:
Maturity of Investment Portfolio
dollars in thousands

	AFS		HTM
	Amount	Yield	Amount	Yield
U.S. treasuries and government agencies
Under 1 year	$4,944	3.56%	$0	0.00%
1 – 5 years	1,500	5.00%	0	0.00%
5 – 10 years	1,420	4.45%	0	0.00%
Over 10 years	0	0.00%	0	0.00%

Total U.S. treasuries and government agencies	7,864	4.00%	0	0.00%
State and municipals
Under 1 year	0	0.00%	55	5.00%
1 – 5 years	0	0.00%	306	3.52%
5 – 10 years	1,520	3.21%	2,603	3.55%
Over 10 years	1,780	3.56%	25,705	4.20%

Total state and municipals	3,300	3.41%	28,669	4.23%
Mortgage-backed	77,452	4.48%	84,522	4.95%
Other securities
Under 1 year	1,058	2.84%	0	0.00%
1 – 5 years	50	7.62%	1,005	5.44%
5 – 10 years	0	0.00%	0	0.00%
Over 10 years	0	0.0%	1,250	9.66%

Total other	1,108	3.66%	2,255	7.79%

Total securities	$89,724	4.38%	$115,446	4.80%

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
Composition of Loan Portfolio
dollars in thousands

	December 31,
	2005	2004	2003	2002	2001
Real Estate — construction	$157,381	$93,841	$58,570	$45,531	$45,300
Real Estate — commercial and other	115,609	77,294	56,683	51,496	32,582
Real Estate — residential	112,281	107,456	111,490	123,359	118,830
Commercial	71,929	128,114	145,380	129,355	122,095
Consumer	15,938	21,561	35,699	41,454	50,402
Other	3,840	2,880	5,145	1,017	758

Total gross loans	476,978	431,146	412,967	392,212	369,967
Unearned income and deferred fees	(557)	(529)	(358)	(296)	(1,986)

Net loans	$476,421	$430,617	$412,609	$391,916	$367,981

Totals loans grew $45.8 million since December 31, 2004, offset by the sale of the McMinnville branch loans in the amount of $12.2. Management’s focus during 2005 has been on building a centralized infrastructure to support future growth, develop common policies and procedures, recruiting and retaining key lending personnel and establish controls.
Management is placing greater emphasis on short-term real estate lending such as construction, acquisition and development, and commercial real estate loans. The Company has established internal targets for real estate secured loans at 75% of total loans, with an emphasis on variable interest rate loans or loans with maturities under five years if at fixed rates. Currently, 80.8% of our loan portfolio is secured by real estate.
The change in the composition of the loan portfolio from 2004 reflects management’s lending philosophy and its focus on real property as the primary collateral. The increase in real estate construction in 2005 and 2004 over the prior years is predominately single-family homes located in Davidson, Sumner and Williamson Counties. These are loans made to local builders who are well known within the community and represent a approximately 75/25 split between speculative and custom homes. Also included in this category are residential land development and acquisition loans. Real estate — commercial and other are largely commercial real estate loans on local small retail properties located predominately in Williamson, Sumner and Davidson Counties, our most vibrant and economically stable markets. Management prefers to make loans secured by real estate, a strategy that it believes to be a more conservative lending approach. Late in 2004, seasoned construction lenders were added to an already seasoned lending staff in the Williamson County market. The addition of these lending officers has continued to generate increased real estate construction loans in the Williamson County market in 2005. The addition of these employees has allowed the Company’s Middle Tennessee employees to focus their efforts on increasing loans and deposits in our Middle Tennessee markets.

The following is a presentation of an analysis of maturities of loans as of December 31, 2005:
Maturity of Loan Portfolio
dollars in thousands

	Due in 1 Year or	Due in 1 to	Due After
Type of Loan	Less	5 Years	5 Years	Total
Real estate — construction	$137,353	$20,003	$25	$157,381
Real estate — commercial and other	24,778	78,671	12,160	115,609
Real estate — residential	77,545	30,231	4,505	112,281
Commercial	45,234	24,648	2,047	71,929
Consumer	4,508	11,186	244	15,938

Other	2,985	447	408	3,840

Total gross loans	$292,403	$165,186	$19,389	$476,978

Fixed rate	68,989	139,400	4,481	212,870
Variable rate	223,414	25,786	14,908	264,108

Total gross loans	$292,403	$165,186	$19,389	$476,978

Provision and Allowance for Loan Losses. The allowance for loan losses is maintained at a level which management believes is adequate to absorb all probable losses on loans. The Company has placed a great emphasis on identifying and monitoring at-risk borrowers in a timely fashion and has in place a risk rating system designed for monitoring its loan portfolio in an effort to identify potential problem loans. The allowance for loan losses is based on past loan experience and other factors, which in management’s judgment deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, trends in past due loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay their obligations to the Company. Management has in place a risk rating system designed for monitoring its loan portfolio in an effort to identify potential problem loans.

A five year summary of loan loss experience is provided below.
Summary of Allowance for Loan Losses
dollars in thousands

	Years Ended December 31,
	2005	2004	2003	2002	2001
Balance at beginning of year	$4,427	$5,688	$5,742	$5,351	$3,979
Decrease due to dispositions	49	0	0	0	0

	4,378	5,688	5,742	5,351	3,979

Loans charged-off:
Real estate — construction	39	199	354	560	113
Real estate — residential	129	595	212	181	159
Real estate — commercial and other	104	179	82	0	0
Commercial	313	1,419	1,622	2,139	254
Consumer	240	738	1,251	1,528	774
Other	0	0	11	134	63

Total charge-offs	$825	$3,130	$3,532	$4,542	$1,363

Recoveries:
Real estate — construction	22	28	35	36	0
Real estate — residential	13	29	3	0	34
Real estate — commercial and other	0	29	0	0	29
Commercial	82	94	186	88	15
Consumer	102	232	167	145	128
Other	0	11	3	6	51

Total recoveries	$219	$423	$395	$275	$257

Net loans charged-off	606	2,707	3,137	4,267	1,106
Current year provision	993	1,446	3,083	4,658	2,478

Balance at end of year	$4,765	$4,427	$5,688	$5,742	$5,351

Loans at year end	$476,421	$430,617	$412,609	$391,916	$367,981
Ratio of allowance to loans at year end	1.00%	1.03%	1.38%	1.47%	1.45%
Average loans	$456,657	$416,335	$412,604	$384,642	$354,218
Ratio of charge-offs to average loans	0.13%	0.65%	0.76%	1.11%	0.31%

Nonperforming Assets. The level of non-performing loans is an important element in assessing asset quality and the relevant risk in the credit portfolio. Non-performing loans include non-accrual loans, restructured loans and loans delinquent 90 days or more. Accrual of interest is discontinued on a loan when management believes the borrower’s financial condition is such that collection of interest is doubtful. In addition to consideration of these factors, the Company places all loans on nonaccrual status if they become 90 days or more past due and management deems then uncollectible. When a loan is placed on nonaccrual status, all unpaid interest which has accrued on the loan is reversed and deducted from earnings as a reduction of reported interest. No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain. During the years ended December 31, 2005, 2004 and 2003 approximately $107,000, $158,000 and $191,000, respectively, in additional interest income would have been recognized in earnings if the Company’s loans had been current in accordance with the original terms. Another element associated with asset quality is foreclosed properties, which are carried as other real estate owned on the balance sheet. For financial statement purposes, nonaccrual loans are included in loans outstanding, whereas repossessions and other real estate are included in other assets.
The following is a summary of nonperforming assets:
Summary of Nonperforming Loans
dollars in thousands

	Years Ended December 31,
	2005	2004	2003	2002	2001
Non-accrual loans	$2,273	$5,377	$3,532	$8,172	$6,587
Loans past due 90 days or more still accruing	0	40	3	0	192
Restructured loans	0	0	0	0	0

Total nonperforming loans	$2,273	$5,417	$3,535	$8,172	$6,779
Foreclosed properties	346	793	1,284	2,184	3,401

Total nonperforming assets	$2,619	$6,210	$4,819	$10,356	$10,180

Non-performing assets to total loans were 0.5% at December 31, 2005, as compared to 1.2% at December 31, 2004. Loan delinquencies, defined as loans past due more than 30 days, were 0.60% of the total loan portfolio on December 31, 2005 and 1.2% on December 31, 2004. Provision expense equaled $1.0 million and $1.4 million in 2005 and 2004, respectively.
The following is a summary of allowance for loan losses for three years:
Allocation of Allowance for Loan Losses
dollars in thousands

	2005	2004	2003
Real Estate — construction	$1,032	$330	$257
Real Estate — commercial and other	1,144	868	269
Real Estate — residential	539	1,089	1,141
Commercial	1,292	1,433	3,245
Consumer	737	625	656
Other	21	82	120

Total gross loans	$4,765	$4,427	$5,688

Supplemental Loan Information as of December 31, 2005
dollars in thousands

		% of	Non-	Foreclosed	Year-to-date
	Loans	total	accrual	Property and	net charge-	Allocation of
	outstanding	Loans	loans	repossessions	offs	allowance
Real Estate — construction	$157,381	33.0%	$55	$0	$116	$1,032
Real Estate — residential	112,281	23.6%	280	346	17	539
Real Estate — commercial and other	115,609	24.2%	689	0	104	1,144
Commercial	71,929	15.1%	1,229	0	231	1,292
Consumer	15,938	3.3%	20	0	138	737
Other	3,840	0.8%	0	0	0	21

Total gross loans	$476,978	100.0%	$2,273	$346	$606	$4,765

Deferred fees and costs	(557)

Net loans	$476,421

In addition to the nonaccrual loans, management has internally identified an additional $6.1 million in loans as potential problem credits. These loans are performing loans but are classified due to payment history, decline in the borrower’s financial position or decline in collateral value. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Loans classified as doubtful have all the weaknesses inherent in one classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. The following table shows the amount in each classification.
Summary of Performing Classified Loans
As of December 31, 2005
dollars in thousands

Substandard	$5,208
Doubtful	860
Loss	0

Total	$6,068

No material portion of these loans represents loans to one borrower or a group of affiliated borrowers. Management believes the balance of the allowance for loan losses to be adequate as of December 31, 2005 based on its internal evaluation of the allowance for loan losses and loan portfolio. Quarterly, the allowance for loan losses is evaluated under the provision of Statement of Financial Accounting Standards (“SFAS”) Nos. 114 and 118. Under these guidelines, specific reserves are allocated for loans considered impaired. A general reserve is also maintained for the Company’s homogeneous loans. The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Although management believes the allowance for loan losses at December 31, 2005 to be adequate, further deterioration in problem credits, the results of the loan review process, or the impact of deteriorating economic conditions on other businesses, could require increases in the provision for loan losses and could result in future charges to earnings which could have a significant negative impact on net earnings

DEPOSITS
Deposits, our primary source of funding asset growth, were $600.8 million at December 31, 2005, an increase of $33.9 million over the December 31, 2004 balance of $566.9 million. This 6.0% increase is primarily due to the opening of two branches in Williamson County in late 2004, offset by a decrease of $26.1 million in the sale of a branch. Deposit growth was not as great as loan growth in 2005, resulting in an increase in loan to deposit ratio from 76.0% at year end 2004 to 79.3% at year end 2005. The Company will continue to target low-cost deposits to minimize interest expense and for their potential for providing deposit fee income.
The amount of certificates of deposits of $100,000 or more and other time deposits of $100,000 or more outstanding at December 31, 2005 by time remaining until maturity is as follows:
Deposit Maturity
dollars in thousands

Under 3 months	$58,397
4 — 6 months	12,087
7 — 12 months	59,128
Over 12 months	64,087

Total	$193,699

Brokered certificates of deposit totaling $65.0 million are included in the above totals. A portion of these brokered deposits were used to purchase specific securities as part of the Company’s leverage transaction in 2003.
KEY RATIOS
Returns on consolidated assets and consolidated equity for the periods indicated are as follows:
Performance Indicators

	December 31, 2005	December 31, 2004
Return on average assets	0.54%	0.34%
Return on average equity	8.20%	4.12%
Cash dividend payout ratio	0.00%	28%
Equity to assets ratio	6.30%	8.20%
INCOME TAXES
Income tax expense for 2005 totaled $1.7 million as compared to $941,000 for 2004. When measured as a percentage of income before taxes, the Company’s effective tax rate was 30.5% in 2005 as compared to 29.0% in 2004. Effective tax rates are lower than statutory rates due primarily to the interest from investment in tax exempt municipal bonds.

FINANCIAL CONDITION
Balance Sheet Summary
The Company’s total assets from continuing operations increased $45.8 million, or 6.5%, to $749.5 million at December 31, 2005 from $703.7 million at December 31, 2004. This increase was the result of a $45.8 million, or 10.6%, increase in the loan portfolio. Loan growth for 2005 was impacted by the sale of $12.2 million in loans in connection with the sale of a branch.
Total liabilities from continuing operations increased $42.1 million, or 6.4%, to $702.2 million at December 31, 2005 compared to $660.1 million at December 31, 2004. Deposits, which are the Company’s primary source of funding growth, grew $33.9 million, or 6.0%, to $660.8 million. Deposit growth was impacted by the $26.1 million reduction in deposits in connection with the sale of a branch. Repurchase agreements increased $7.6 million, or 20.1%, since December 31, 2004. Outstanding Federal Home Loan Bank advances declined by $1 million in 2005.
Shareholders’ equity decreased $10.5 million to $47.2 million at December 31, 2005, down 18.2% from $57.7 million at year end 2005 largely due to the retirement of stock in connection with sale of the two bank subsidiaries. See “Capital Position and Dividends” for further analysis.
Liquidity and Asset Management
The Company’s management seeks to maximize net interest income by managing the Company’s assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is the ability to maintain sufficient cash levels necessary to fund operations, meet the requirements of depositors and borrowers and fund attractive investment opportunities. Higher levels of liquidity bear corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets and higher interest expense involved in extending liability maturities. Liquid assets including cash, due from banks, deposits in financial institutions and federal funds sold totaled $35.2 million at December 31, 2005. In addition, the Company had $36.6 million in unpledged securities to secure additional borrowing capacity for liquidity needs.
The Company’s primary source of liquidity is a stable core deposit base. Payments from the loan and investment portfolios provide a secondary source. Borrowing lines with correspondent banks, the Federal Home Loan Bank and the Federal Reserve augment these traditional sources. Repurchase agreements, brokered certificates of deposit, public fund deposits and loan participations are alternative sources of funding to which the Company has access. As of December 31, 2005, the Company had approximately $38.4 million of additional borrowing capacity from the Federal Home Loan Bank.
The Company’s securities portfolio consists of earning assets that provide liquidity and interest income. For those securities classified as held-to-maturity the Company has the ability and intent to hold these securities to maturity. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Cash flows totaling approximately $40.2 million are projected to be generated from the securities portfolio within the next twelve months.
Also providing monthly cash flow is the Company’s loan portfolio. At December 31, 2005, loans of approximately $325.3 million either will become due or will be subject to rate adjustments within twelve months. Continued emphasis will be placed on amortizing loan structures.

As for liabilities, time deposits greater than $100,000 of approximately $129.6 million will become due during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these transaction accounts in the future. Management believes that deposit growth in the markets it serves will be sufficient to fund the Company’s expected loan growth. The focus of the branch retail network will be generating deposit growth and relationship building. The certificate of deposit base consists of local in-market deposits at competitive rates and is considered to be core deposits by management. Excess funds that are not used to fund loan growth will continue to be invested in short-term government agency bonds or amortizing mortgage-backed securities to provide future cash flow.
On December 28, 2005, the Company through Civitas Statutory Trust I and with the assistance of its Placement Agent, sold to institutional investors $13,000,000 of capital securities. Civitas Statutory Trust I, a business trust, issued $13,000,000 of floating rate capital securities. Holders of the capital securities are entitled to receive preferential cumulative cash distributions from the trust, at a rate per annum reset quarterly equal to the sum of three month LIBOR plus 154 basis points. The rate was 6.06% at December 31, 2005. Interest is payable quarterly. The Company can defer payment of the cash distributions on the securities at any time or from time to time for a period not to exceed twenty consecutive quarters.
The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Civitas Statutory Trust I’s obligations with respect to the capital securities. These capital securities qualify as a Tier I Capital, subject to certain limitations, and are presented in the consolidated balance sheets as subordinated debentures. The sole asset of Civitas Statutory Trust I is $13,000,000 of junior subordinated debentures issued by Civitas BankGroup, Inc. These junior subordinated debentures also carry the same floating rate as the Capital Securities and both mature on March 15, 2036; however, the maturity of both may be shortened to a date not earlier than March 15, 2011.
On July 31, 2001, the Company through Cumberland Capital Trust II and with the assistance of its Placement Agent, sold to institutional investors $4,000,000 of capital securities. Cumberland Capital Trust II, a Connecticut business trust, issued $4,000,000 of floating rate capital securities. Holders of the capital securities are entitled to receive preferential cumulative cash distributions from the trust, at a rate per annum reset quarterly equal to the sum of three month LIBOR plus 358 basis points. The rate was 7.82% at December 31, 2005. Interest is payable quarterly. The Company can defer payment on the securities at any time or from time to time for a period not to exceed twenty consecutive quarters.
The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Cumberland Capital Trust II’s obligations with respect to the capital securities. These capital securities qualify as a Tier I Capital, subject to certain limitations, and are presented in the consolidated balance sheets as subordinated debentures. The sole asset of Cumberland Capital Trust II is $4,000,000 of junior subordinated debentures issued by the Company. These junior subordinated debentures also carry the same floating rate as the Capital Securities and both mature on July 31, 2031; however, the maturity of both may be shortened to a date not earlier than July 31, 2006.
Management believes that with current liquid assets, present maturities, borrowing sources and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the near term future. However, the Company’s subordinated debentures have certain interest payment requirements and the Company has certain operating expenses at the holding company level, which require dividends or management fees from the Company’s bank subsidiaries in order to be funded. The Company anticipates that it will be able to meet required payments on its subordinated debentures for the next four quarters through available cash resources.

Contractual Obligations
The Company has contractual obligations to make future payments on debt and lease agreements. Long-term debt, capital leases and junior subordinated debentures are reflected on the consolidated balance sheet, whereas operating lease obligations for office space and equipment are not recorded on the consolidated balance sheet. The Company has no unconditional purchase obligations or other long-term obligations other than as included in the following table. These types of obligations are more fully discussed in Notes 6, 11 and 12 of the Consolidated Financial Statements included in this Annual Report. Total contractual obligations of the Company as of December 31, 2005 are as follows:
Contractual Obligations
dollars in thousands

		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
Long-Term Debt Obligations	$35,000	$2,000	$10,000	$16,500	$6,500
Capital Leases	0	0	0	0	0
Operating Leases	2,024	605	1,419	0	0
Purchase Obligations	0	0	0	0	0
Other Long-term Liabilities	17,000	0	0	0	17,000

Total	$54,024	$2,605	$11,419	$16,500	$23,500

Off Balance Sheet Arrangements
At December 31, 2005, the Company had unfunded loan commitments outstanding of $138.7 million and unfunded lines of credit and letters of credit of $8.2 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiaries have the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiaries could sell participations in these or other loans to correspondent banks.
Capital Position and Dividends
At December 31, 2005, total shareholders’ equity was $47.2 million, or 6.3%, of total assets. The decrease of $10.5 million in shareholders’ equity for 2005 results from the Company’s net income of $7.4 million, $856,000 in issuance of common stock through the Company’s Employee Stock Purchase Plan and exercise of stock options, all offset by a $17.3 million retirement of common stock in relation to the sale of the west Tennessee subsidiaries and a $1.4 million decrease in accumulated other comprehensive income.
The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary bank. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary bank have none, and a part of the allowance for loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary bank and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. Trust preferred securities are allowed to be counted in Tier I capital, subject to certain limitations.

The Company and the bank’s actual capital amounts and ratios at December 31, 2005 and 2004 were as follows:
Capital Standards
dollars in thousands

			To be well
			capitalized under				Excess
	Required Minimum		prompt corrective				over well
	for capital adequacy		action provisions		Actual		capitalized
	Amount	Ratios	Amount	Ratios	Amount	Ratios	Amount
December 31, 2005
Tier I to average assets — leverage
Civitas BankGroup, Inc.	$28,813	4.00%	$36,016	5.00%	$65,913	9.15%	$29,897
Cumberland Bank	28,810	4.00%	36,013	5.00%	53,709	7.46%	17,696

Tier I to risk-weighted assets
Civitas BankGroup, Inc.	23,143	4.00%	34,714	6.00%	65,913	11.39%	31,199
Cumberland Bank	21,399	4.00%	32,098	6.00%	53,709	10.04%	21,611

Total capital to risk-weighted assets
Civitas BankGroup, Inc.	49,285	8.00%	57,857	10.00%	70,678	12.22%	12,821
Cumberland Bank	42,798	8.00%	53,497	10.00%	58,474	10.93%	4,977

December 31, 2004
Tier I to average assets — leverage
Civitas BankGroup, Inc.	$36,029	4.00%	$45,036	5.00%	$68,562	7.61%	$23,526
Cumberland Bank	26,462	4.00%	33,078	5.00%	46,672	7.05%	13,594

Tier I to risk-weighted assets
Civitas BankGroup, Inc.	21,931	4.00%	32,897	6.00%	68,562	12.50%	35,665
Cumberland Bank	16,316	4.00%	24,473	6.00%	46,672	11.44%	22,199

Total capital to risk-weighted assets
Civitas BankGroup, Inc.	43,862	8.00%	54,828	10.00%	74,594	13.61%	19,766
Cumberland Bank	32,631	8.00%	40,789	10.00%	51,051	12.52%	10,262
Adoption of New Accounting Standards
FASB SFAS No. 123 Accounting for Stock Based Compensation, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This applies to awards granted or modified after the first quarter or year beginning after December 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. In anticipation of this new standard, the Company opted to accelerate the vesting schedule of selected options granted in 2005 to reduce the future impact to expense. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $170,000 during the balance of 2006, $139,000 in 2007, $65,000 in 2008 and $32,000 in 2009. There will be no significant effect on financial position as total equity will not change.

Subsequent Events
In January 2006, the Company announced that it had entered into an agreement to sell all of the outstanding stock of The Murray Banc Holding Company, LLC to BancKentucky, Inc., the other 50% owner of the bank. The transaction is subject to receipt of pending regulatory approval and is expected to close during the second quarter 2006.
On February 26, 2006, the Federal Reserve Board announced the termination of the enforcement action taken against the Company. There are no further enforcement actions on the Company or its bank subsidiary.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
A key element in the financial performance of financial institutions is the level and type of interest rate risk assumed. Responsibility for managing interest rate, market, and liquidity risk rests with our corporate Asset/Liability management Committee (ALCO). A significant measure of interest rate risk is the relationship of the repricing periods of earning assets and interest-bearing liabilities. The more closely the repricing periods are correlated, the less interest rate risk we assume. In general, community bank customer preferences tend to push the average repricing period for costing liabilities to a shorter time frame than the average repricing period of earning assets, resulting in a net liability sensitive position in time frames less than one year. A summary of the repricing schedule of our interest earning assets and interest-bearing liabilities (Gap) for the year-end 2005 follows:

Interest Rate Sensitivity
dollars in thousands

	1-90 Days	91-365 Days	1 — 5 Years	Over 5 Years	Total
Interest earning assets:
Loans, net	$261,920	$63,429	$145,517	$5,555	$476,421
Securities available for sale	2,859	16,852	38,797	31,216	89,724
Securities held to maturity	2,790	10,129	43,421	59,106	115,446
Federal funds sold	2,700	0	0	0	2,700
Interest-earning deposits	957	0	0	0	957

Total interest earning assets	$271,226	$90,410	$227,735	$95,877	$685,248
Interest bearing liabilities:
Interest bearing demand deposits	212,390	0	0	0	212,390
Savings deposits	15,836	0	0	0	15,836
Time deposits	84,180	128,617	94,303	1,245	308,345
FHLB borrowings	0	0	10,000	25,000	35,000
Federal funds purchased and repurchase agreements	45,452	0	0	0	45,452
Subordinated debentures	17,000	0	0	0	17,000

Total interest bearing liabilities	$374,858	$128,617	$104,303	$26,245	$634,023
Rate sensitive gap	(103,632)	(38,207)	123,432	69,632	$51,225

Rate sensitive cumulative gap	$(103,632)	$(141,839)	$(18,407)	$51,225

Cumulative gap as a percentage of total earnings assets	(15.12%)	(20.70%)	(2.69%)	7.48%
As indicated in the table, the negative gap between rate sensitive assets and rate sensitive liabilities would cause the Company to reprice its liabilities faster than its assets. In a rising rate environment, that gap should have a negative effect on earnings. However, in a decreasing interest rate environment, the Company may experience an increase in earnings. The above table has been prepared based on principal payment due dates, contractual maturity dates or repricing intervals on variable rate instruments. With regard to mortgage-backed securities, the estimated prepayment date is used. Actual payments on mortgage-backed securities are received monthly and therefore should occur earlier than the contractual maturity date.
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
Simulation modeling projects net interest income under various interest rate scenarios based on the optionality inherent in the balance sheet. The following table depicts projected net income for the year ended December 31, 2006, with rates unchanged and if rates immediately rise or fall 100 or 200 basis points, resulting from the continued repricing of funding sources. This assumes management’s ability to control interest expense.
Market Risk
dollars in thousands

	Down 200	Down 100	Base	Up 100	Up 200
Net Interest Income	$19,404	$21,104	$22,064	$22,633	$23,087

Change from Base	(2,660)	(960)		569	1,023
% Change from Base	-12.1%	-4.4%		2.6%	4.6%
Both methods are inherently uncertain and cannot precisely estimate net interest income nor predict the impact of changes in market interest rates on net interest income. As such, investors are cautioned not to place undue reliance on such estimates and models.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Civitas BankGroup, Inc.
Franklin, Tennessee
We have audited the consolidated balance sheets of Civitas BankGroup, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Civitas BankGroup, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Civitas BankGroup, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualifed opinion thereon.

/s/ Crowe Chizek and Company LLC

Brentwood, Tennessee
March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors
Civitas BankGroup, Inc
Franklin, Tennessee
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that Civitas BankGroup, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Civitas BankGroup, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Civitas BankGroup, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Civitas BankGroup, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Civitas BankGroup, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 14, 2006, expressed an unqualified opinion on those consolidated financial statements.
/s/ Crowe Chizek and Company LLC
Brentwood, Tennessee
March 14, 2006

CIVITAS BANKGROUP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
(Dollars in thousands, except share and per share amounts)

	2005	2004
ASSETS:
Cash and due from banks	$31,510	$23,262
Federal funds sold	2,700	3,490
Interest-bearing deposits in other financial institutions	957	3,695
Securities available for sale	89,724	109,293
Securities held to maturity (fair value $113,577 and $96,673)	115,446	95,845
Loans held for sale	3,720	6,960
Loans	476,421	430,617
Allowance for loan losses	(4,765)	(4,427)

Loans, net	471,656	426,190
Premises and equipment, net	14,025	15,043
Restricted equity securities	3,527	3,340
Foreclosed property	346	793
Investment in unconsolidated affiliates	7,734	7,263
Goodwill	0	1,526
Accrued interest receivable	3,567	2,979
Other assets	4,604	3,999
Assets of discontinued operations	0	200,543

Total assets	$749,516	$904,221

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Deposits
Non-interest bearing	$64,195	$69,744
Interest bearing	536,571	497,129

Total deposits	600,766	566,873
Notes payable	0	4,550
Repurchase agreements	45,452	37,901
Advances from Federal Home Loan Bank	35,000	36,000
Accrued interest payable	2,109	1,809
Subordinated debentures	17,000	12,000
Other liabilities	1,964	981
Liabilities of discontinued operations	0	186,371

Total liabilities	702,291	846,485

Shareholders’ equity:
Common stock, $0.50 par value; authorized 40,000,000 shares, shares issued and outstanding 15,835,095 and 17,578,864 at December 31, 2005 and 2004, respectively	7,918	8,789
Additional paid-in capital	23,866	38,191
Retained earnings	16,942	10,858
Accumulated other comprehensive income (loss)	(1,501)	(102)

Total shareholders’ equity	47,225	57,736

Total liabilities and shareholders’ equity	$749,516	$904,221

See accompanying notes to consolidated financial statements.

CIVITAS BANKGROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2005, 2004 and 2003

 (Dollars in thousands, except share and per share amounts)

	2005	2004	2003
Interest income:
Loans, including fees	$30,972	$24,971	$26,973
Securities	9,019	7,555	4,370
Deposits in financial institutions	71	57	88
Federal funds sold	121	207	62
Restricted equity securities	174	150	129

Total interest income	40,357	32,940	31,622

Interest expense:
Deposits	14,534	10,078	9,225
Federal funds purchased and repurchase agreements	1,678	282	109
Advances from Federal Home Loan Bank	1,788	1,828	1,819
Subordinated debentures	813	592	591
Notes payable	294	343	418

Total interest expense	19,107	13,123	12,162

Net interest income	21,250	19,817	19,460

Provision for loan losses	993	1,446	3,083

Net interest income after provision for loan losses	20,257	18,371	16,377

Noninterest income:
Service charges on deposit accounts	2,761	2,975	3,400
Other service charges, commissions and fees	911	636	483
Mortgage banking activities	2,086	929	1,306
Net gain on securities transactions	100	655	106
Net gain (loss) on sale of foreclosed property	(84)	3	(50)
Income from unconsolidated affiliates	703	727	379
Other noninterest income	1,094	1,868	637

Total noninterest income	7,571	7,793	6,261

Noninterest expense:
Salaries and employee benefits	12,501	12,264	11,494
Occupancy and equipment	3,279	3,182	2,715
Data processing	311	1,339	1,014
Foreclosed property	86	265	150
Other noninterest expense	6,032	5,867	5,009

Total noninterest expense	22,209	22,917	20,382

Income from continuing operations before income taxes	5,619	3,247	2,256
Income tax expense	1,715	941	823

Income from continuing operations	$3,904	$2,306	$1,433

See accompanying notes to consolidated financial statements

CIVITAS BANKGROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2005, 2004 and 2003

 (Dollars in thousands, except share and per share amounts)

	2005	2004	2003
Income from continuing operations	$3,904	$2,306	$1,433

Discontinued operations
Income (loss) from operations of discontinued components, less applicable income taxes of $47, $293, and $228	82	(422)	(332)
Gain on sale of discontinued operations	3,782	0	0
Tax provision on sale of discontinued operations	418	0	0

Net Income	$7,350	$1,884	$1,101

Income per share, basic, continuing operations	$0.24	$0.13	$0.09
Income per share, diluted, continuing operations	0.24	0.13	0.09

Income/ (loss) per share, basic, discontinued operations	0.22	(0.02)	(0.02)
Income/ (loss) per share, diluted, discontinued operations	0.22	(0.02)	(0.02)

Net income per share, basic	0.46	0.11	0.07
Net income per share, diluted	0.46	0.11	0.07

See accompanying notes to consolidated financial statements

CIVITAS BANKGROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2005, 2004 and 2003

 (Dollars in thousands, except share and per share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at January 1, 2003	15,382,626	$7,691	$27,504	$9,749	$529	$45,473

Issuance of common stock	1,620,330	811	8,132	0	0	8,943
Exercise of stock options	132,100	66	294	0	0	360
Cash dividends ($0.03 per share)	0	0	0	(973)	0	(973)
Comprehensive income:
Net income	0	0	0	1,101	0	1,101
Other comprehensive income:
Change in unrealized loss on securities available for sale	0	0		0	6	6
Less: adjustment for gains included in net income,	0	0	0	0	(169)	(169)

Total comprehensive income	0	0	0	0	0	938

Balance at December 31, 2003	17,135,056	$8,568	$35,930	$9,877	$366	$54,741

Exercise of stock options	344,050	172	872	0	0	1,044
Issuance of common stock	56,253	28	366	0	0	394
Cash dividends ($0.06 per share)	0	0	0	(527)	0	(527)
Stock dividends issued	43,505	21	355	(376)	0	0
Tax benefit — stock options	0	0	668	0	0	668
Comprehensive income:
Net income	0	0	0	1,884	0	1,884
Other comprehensive income (loss):
Change in unrealized loss on securities available for sale	0	0	0	0	(872)	(872)
Less: adjustment for realized gain included in net income	0	0	0	0	404	404

Total comprehensive income						1,416

Balance at December 31, 2004	17,578,864	$8,789	$38,191	$10,858	$(102)	$57,736

Exercise of stock options	71,859	36	339	0	0	375
Issuance of common stock	67,033	35	446	0	0	481
Retirement of common stock	(2,043,072)	(1,022)	(16,278)	0	0	(17,300)
Stock dividends issued	160,411	80	1,168	(1,266)	0	(18)
Comprehensive income:
Net income	0	0	0	7,350	0	7,350
Other comprehensive income (loss):
Change in unrealized loss on securities available for sale	0	0	0	0	(1,461)	(1,461)
Less: adjustment for realized gain included in net income	0	0	0	0	62	62

Total comprehensive income						5,951

Balance at December 31, 2005	15,835,095	$7,918	$23,866	$16,942	$(1,501)	$47,225

See accompanying notes to consolidated financial statements

CIVITAS BANKGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 and 2003

 (Dollars in thousands, except share and per share amounts)

	2005	2004	2003
Cash flows from operating activities:
Net income	$7,350	$1,884	$1,101
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	993	1,446	3,083
Depreciation and amortization	1,886	2,138	1,390
Operations of unconsolidated affiliates	(703)	(729)	(379)
Origination of mortgage loans held for sale	(103,289)	(53,698)	(80,153)
Proceeds from sale of mortgage loans held for sale	107,919	46,901	78,997
Gain on sale of mortgage loans	(1,390)	(378)	(1,509)
Federal Home Loan Bank stock dividend	(131)	(69)	(226)
Net (gain) on securities transactions	(100)	(655)	(106)
Net (gain) / loss on sale of other real estate	84	(3)	50
Gain on sale of assets	(148)	(79)	(10)
Gain on sale of discontinued operations	(3,364)	0	0
Net change in:
Deferred income tax benefits	(557)	687	152
Accrued interest receivable	(588)	170	17
Accrued interest payable and other liabilities	1,283	(457)	(602)
Other, net	780	2,802	3,711

Total adjustments	2,675	(1,924)	4,415

Net cash from operating activities	10,025	(40)	5,516

Cash flows from investing activities:
Net change in interest-bearing deposits in financial institutions	2,738	(285)	2,941
Purchases of securities available for sale	(47,130)	(124,335)	(115,680)
Proceeds from sales of securities available for sale	16,998	51,732	14,856
Proceeds from maturities, pay downs, and calls of securities available for sale	47,536	74,531	51,958
Purchases of securities held to maturity	(37,148)	(50,109)	(66,839)
Proceeds from maturities, pay downs, and calls of securities held to maturity	17,462	12,893	18,118
Net change in loans	(46,458)	(17,136)	(27,492)
Investment in unconsolidated affiliates	(37)	264	(395)
Purchases of premises and equipment, net	(688)	(615)	(1,141)
Proceeds from sale of foreclosed property	1,060	2,697	2,323
Proceeds from sale of discontinued operations	1,350	0	0

Net cash used by investing activities	(44,317)	(50,363)	(121,351)

Cash flows from financing activities:
Net change in deposits	33,893	46,368	82,898
Net change in Federal funds sold position	790	(1,000)	1,000
Proceeds from Federal Home Loan Bank advances	0	0	1,000
Repayments of Federal Home Loan Bank advances	(1,000)	(852)	0
Proceeds from repurchase agreements	7,551	12,888	18,136
Repayments of notes payable	(4,550)	(150)	(800)
Proceeds from issuance of subordinated debentures	13,000	0	0
Repayment of subordinated debentures	(8,000)	0	0
Cash dividends paid	0	(526)	(927)
Proceeds from issuance of common stock	856	1,438	9,303

Net cash provided by financing activities	42,540	58,166	110,610

Net change in cash and cash equivalents	8,248	7,763	(5,225)
Cash and cash equivalents at beginning of year	23,262	15,499	20,724

Cash and cash equivalents at end of year	$31,510	$23,262	$15,499

Supplemental disclosure of cash flow information:
Interest paid	$18,807	$16,775	$16,680
Income taxes paid	830	30	1,253

Non-Cash Activities:
Transfers from loans to foreclosed property	774	247	7,063
Stock received from disposal of subsidiary	17,300	0	0

See accompanying notes to consolidated financial statements

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

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
Nature of Operations: Substantially all of the assets, liabilities, and operations presented in the consolidated financial statements are attributable to the Company’s bank subsidiary, Cumberland Bank (the “Bank”). The Bank provides a variety of banking services to individuals and businesses through its 11 branches located across 5 counties in Middle Tennessee. Its primary deposit products are demand deposits, savings deposits and certificates of deposit, and its primary lending products are residential and commercial real estate mortgages and commercial and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. There are no significant concentrations of loans to any one customer. However, some customers’ ability to repay their loans is dependent on the real estate and general economic conditions of the area.
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
Cash Flows: Cash and cash equivalents include cash and deposits with other financial institutions under 90 days. Net cash flows are reported for customer loans and deposit transactions, interest-bearing deposits in other financial institutions, repurchase agreements and federal funds transactions.
Interest-bearing Deposits in Other Financial Institutions: Interest-bearing deposits in other financial institutions are carried at cost. Although the deposits in excess of $100 are not FDIC insured, the credit risk is nominal.
Restrictions on Cash: Included in cash and due from banks are legal reserve requirements, which must be maintained on an average basis in the form of cash and balances due from the Federal Reserve Bank. Cash on hand or on deposit with the Federal Reserve Bank of $9,209 and $5,633 was required to meet regulatory reserve and clearing requirements at year-end 2005 and 2004. These balances do not earn interest.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

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
Mortgage loans held for sale are sometimes sold with servicing rights retained. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.
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

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

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
A loan is impaired when full payment under the loan’s terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.
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
Restricted Equity Securities: These securities consist primarily of Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock. Members of the FHLB are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. These securities are carried at cost, classified as restricted securities, and periodically evaluated for impairment. Because this stock is viewed as a long-term investment, impairment is based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

 (Dollars in thousands, except share and per share amounts)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Goodwill: Goodwill results from prior business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Upon adopting new accounting guidance in 2002, the Company ceased amortizing goodwill. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. At December 31, 2005, the Company did not carry any goodwill.
Long-term Assets: Premises and equipment, other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.
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
The following table illustrates the effect on income from continuing operations and earnings per share if expense were measured using the fair value recognition provisions of FASB Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation.

	2005	2004	2003
Income from continuing operations as reported	$3,904	$2,306	$1,433
Deduct: Stock-based compensation expense determined under fair value based method	(903)	(164)	(89)

Pro forma income from continuing operations	$3,001	$2,142	$1,344

Basic earnings per share from continuing operations	0.24	0.13	0.09
Pro forma basic earnings per share	0.19	0.12	0.08

Diluted earnings per share from continuing operations	0.24	0.13	0.09
Pro forma diluted earnings per share	0.19	0.12	0.08
A portion of the options issued in 2005 were granted fully-vested, thereby significantly increasing the pro forma expense for 2005. The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

	2005	2004	2003
Risk-free interest rate	4.27%	3.64%	3.44%
Expected option life	4 yrs.	4 yrs.	7 yrs.
Expected stock price volatility	24.4%	23.3%	8.8%
Dividend yield	0.00%	1.29%	0.93%

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

 (Dollars in thousands, except share and per share amounts)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Company and its consolidated subsidiary file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income or loss of the consolidated entity.
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
Sale of Bank Subsidiaries: Effective March 1, 2005, the Company consummated the sale of all of the outstanding stock of BankTennessee to a group of investors including certain of its and BankTennessee’s directors in exchange for the members of this group surrendering 2,000,000 shares of Company common stock. Effective May 31, 2005, the company consummated the sale of all of the outstanding stock of Bank of Mason to Mason Bancorp. The Company received cash and 43,000 shares of Company common stock in the sales transaction.
Adoption of New Accounting Standards: FASB SFAS No. 123 Accounting for Stock Based Compensation, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This applies to awards granted or modified after the first quarter or year beginning after December 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. In anticipation of this new standard, the Company opted to accelerate the vesting schedule of selected options granted in 2005 to reduce the future impact to expense. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $170 during the balance of 2006, $139 in 2007, $65 in 2008 and $32 in 2009. There will be no significant effect on financial position as total equity will not change.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
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
Dividend Restrictions: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the Company or by the Company to shareholders. See Note 16 for more specific disclosure related to dividend restrictions.
Reclassifications: Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
NOTE 2 — INTEREST BEARING DEPOSITS
At December 31, 2005, the Company had demand deposits totaling $41 at the Federal Home Loan Bank. Additionally, the Company had $916 in interest bearing deposit with non-affiliated banks.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
(Dollars in thousands, except share and per share amounts)
NOTE 3 — SECURITIES
The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2005
U.S. treasury and government agencies	$7,935	$0	$(71)	$7,864
State and municipal	3,375	1	(76)	3,300
Mortgage-backed	79,276	52	(1,876)	77,452
Marketable equity	1,058	0	0	1,058
Other debt	50	0	0	50

Total	$91,694	$53	$(2,023)	$89,724

December 31, 2004
U.S. treasury and government agencies	$18,121	$2	$(50)	$18,073
State and municipal	4,333	31	(33)	4,331
Mortgage-backed	85,772	474	(485)	85,761
Marketable equity	1,078	0	0	1,078
Other debt	50	0	0	50

Total	$109,354	$507	$(568)	$109,293

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
(Dollars in thousands, except share and per share amounts)
NOTE 3 — SECURITIES (Continued)
The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Carrying	Unrealized	Unrealized	Fair
	Amount	Gains	Losses	Value
December 31, 2005
U.S. treasury and government agencies	$0	$0	$0	$0
State and municipal	28,669	337	(393)	28,613
Mortgage-backed	84,522	2	(1,697)	82,827
Other debt	2,255	0	(118)	2,137

Total	$115,446	$339	$(2,208)	$113,577

December 31, 2004
U.S. treasury and government agencies	$300	$0	$0	$300
State and municipal	26,233	557	(104)	26,686
Mortgage-backed	66,899	478	(95)	67,282
Other debt	2,413	0	(8)	2,405

Total	$95,845	$1,035	$(207)	$96,673

Sales of available for sale securities were as follows:

	2005	2004	2003
Proceeds	$16,998	$51,732	$14,856
Gross gains	112	655	106
Gross losses	12	0	0
The tax expense related to these net realized gains and losses was $38, $250 and $41 respectively.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
(Dollars in thousands, except share and per share amounts)
NOTE 3 — SECURITIES (Continued)
Contractual maturities of securities at year-end 2005 are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Held to maturity		Available
	Carrying	Fair	for sale
	Amount	Value	Fair Value

Due in one year or less	$55	$55	$4,945
Due from one to five years	306	307	1,500
Due from five to ten years	2,603	2,549	2,940
Due after ten years	25,705	25,702	1,779
Mortgage-backed	84,522	82,827	77,452
Marketable equity securities	0	0	1,058
Other debt securities	2,255	2,137	50

Total	$115,446	$113,577	$89,724

Securities with carrying amounts of approximately $168,529 at December 31, 2005 and $140,011 at December 31, 2004 were pledged to secure public deposits, repurchase agreements and for other purposes as required or permitted by law.
At December 31, 2005, the Company did not hold securities of any single issuer, other than obligations of other U. S. Government agencies, whose aggregate carrying value exceeded ten percent of shareholders’ equity.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
(Dollars in thousands, except share and per share amounts)
NOTE 3— SECURITIES (Continued)
The following table presents the current fair value and the associated unrealized losses only on investments in securities with unrealized losses at December 31, 2005 and 2004. The table also discloses whether these securities have had unrealized losses for less than 12 months or for 12 months or longer.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2005
U.S. Treasury and government agencies	$1,968	$(1)	$4,396	$(70)	$6,364	$(71)
State and municipal securities	11,027	(279)	4,270	(190)	15,297	(469)

Mortgage-backed securities	100,418	(1,928)	49,028	(1,645)	149,446	(3,573)
Other debt securities	0	0	887	(118)	887	(118)

Total temporarily impaired	$113,413	$(2,208)	$58,581	$(2,023)	$171,994	$(4,231)

December 31, 2004
U.S. Treasury and government agencies	$17,365	$(51)	$0	$0	$17,365	$(51)
State and municipal securities	7,725	(108)	954	(30)	8,679	(138)
Mortgage-backed securities	72,424	(530)	3,281	(48)	75,705	(578)
Other debt securities	999	(8)	0	0	999	(8)

Total temporarily impaired	$98,513	$(697)	$4,235	$(78)	$102,748	$(775)

As of December 31, 2005, the Company had 69 issuances (50 mortgage-backed securities, 14 municipal securities, 1 corporate security and 4 agency notes) that had been in an unrealized loss position for more than 12 months. The majority of the unrealized losses associated with these securities are not considered to be other-than-temporarily impaired because their unrealized losses are related to changes in interest rates and do not effect the expected cash flows of the issuer or underlying collateral. With the exception of marketable equity securities, unrealized losses on securities have not been recognized into income because management has the intent and ability to hold them for the foreseeable future. The fair value is expected to recover as the securities approach their maturity date. In 2005, the Company recognized $25 in write-downs of certain marketable equity securities where management determined the unrealized loss was other-than-temporary. At December 31, 2005, these equity securities are carried at fair value.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
(Dollars in thousands, except share and per share amounts)
NOTE 4 — LOANS
A summary of loans outstanding by category follows:

	2005	2004
Real estate:
Construction and land development	$157,381	$93,841
Residential properties	112,281	107,456
Commercial real estate	115,609	77,294
Commercial	71,929	128,114
Consumer	15,938	21,561
Other	3,840	2,880

Total loans	476,978	431,146
Net unearned income and deferred fees	(557)	(529)

Subtotal	476,421	430,617
Allowance for loan losses	(4,765)	(4,427)

Loans, net	$471,656	$426,190

Loans serviced for others, which are not included in net loans, totaled $87,291 and $62,249 at December 31, 2005 and 2004. Loans held for sale, which are not included in net loans, totaled $3,720 and $6,960 at December 31, 2005 and 2004.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
(Dollars in thousands, except share and per share amounts)
NOTE 4 — LOANS (Continued)
Activity in the allowance for loan losses was as follows:

	2005	2004	2003
Balance at beginning of year	$4,427	$5,688	$5,742
Allowance of disposed bank	(49)	0	0
Provision charged to operating expenses	993	1,446	3,083
Loans charged off	(825)	(3,130)	(3,532)
Recoveries on previously charged off loans	219	423	395

Balance at end of year	$4,765	$4,427	$5,688

Impaired loans were as follows:

	2005	2004
Year-end loans with no allocated allowance for loan losses	$983	$1,019
Year-end loans with allocated allowance for loan losses	7,114	12,442

Total	$8,097	$13,461

Amount of the allowance for loan losses allocated	$1,567	$2,328

	2005	2004	2003
Average of impaired loans during the year	$12,258	$22,292	$11,938
Nonperforming loans were as follows:

	2005	2004	2003
Loans past due over 90 days still on accrual	$0	$40	$0
Nonaccrual loans	2,273	5,377	3,532
Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
(Dollars in thousands, except share and per share amounts)
NOTE 5 — SECONDARY MORTGAGE MARKET ACTIVITIES
     The following summarizes secondary mortgage market activities for each year:

	2005	2004	2003
Activity during the year:
Loans originated for resale, net of principal pay downs	$103,289	$53,698	$80,153
Loans transferred to held to maturity	0	0	0
Proceeds from sales of loans held for sale	107,918	46,901	78,997
Net gains on sales of loans held for sale	1,390	378	1,509

Loan servicing fees, net	248	474	181

	2005	2004
Balance at year end:
Loans held for sale	$3,784	$6,960
Less: Allowance to adjust to lower of cost or market	64	0

Loans held for sale, net	$3,720	$6,960

Mortgage loans serviced for others are not reported as assets. The principal balances of these loans at year end are as follows:

	2005	2004
Mortgage loan portfolios serviced for:
FHLMC	$87,291	$62,249
Custodial escrow balances maintained in connection with serviced loans were $323 and $187 at year-end 2005 and 2004.
The Bank has net worth requirements with the U.S. Department of Housing and Urban Development and the Federal Home Loan Mortgage Corporation of $250,000. These net worth requirements were exceeded at December 31, 2005 and 2004.
Activity for capitalized mortgage servicing rights and the related valuation allowance follows:

	2005	2004	2003
Servicing rights:
Beginning of year	$276	$82	$213
Additions	481	291	0
Amortized to expense	(126)	(97)	(131)
Provision for loss in fair value	0	0	0

End of year	$631	$276	$82

There was no valuation allowance relating to mortgage servicing rights for the years 2005, 2004, 2003.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
(Dollars in thousands, except share and per share amounts)
NOTE 5 — SECONDARY MORTGAGE MARKET ACTIVITIES (Continued)
     The following presents the estimated amortization expense for each of the next five years:

2006	$143
2007	143
2008	138
2009	91
2010	71
NOTE 6 — PREMISES AND EQUIPMENT
The following is a summary of premises and equipment as of December 31, 2005 and 2004:

	2005	2004
Land	$3,250	$4,144
Buildings and improvements	8,075	8,114
Leasehold improvements	848	1,189
Furniture, fixtures and equipment	6,987	5,762
Automobiles	29	61
Construction in process	1,114	1,369

	20,303	20,639
Less: Accumulated depreciation	6,278	5,596

Net premises and equipment	$14,025	$15,043

Depreciation expense related to premises and equipment amounted to $1,533 in 2005, $1,379 in 2004 and $1,252 in 2003.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
(Dollars in thousands, except share and per share amounts)
NOTE 6 — PREMISES AND EQUIPMENT (Continued)
The Company has entered into various non-cancelable operating lease arrangements in connection with its operating locations. Based upon these agreements at December 31, 2005, future minimum lease commitments before considering renewal options that generally are present are as follows:

2006	605
2007	614
2008	559
2009	246
Thereafter	0

$2,024

Rent expense relating to these agreements which are included in occupancy expense amounted to $635 in 2005 and $624 in 2004 and $368 in 2003.
NOTE 7 — INVESTMENT IN UNCONSOLIDATED AFFILIATES
Investments in unconsolidated affiliates consist of the following at December 31, 2005 and 2004:

	2005	2004
The Murray Banc Holding Company (50% ownership)	$4,765	$4,402
Insurors Bank of Tennessee (50% ownership)	2,945	2,804
Other non-consolidated affiliates	24	57

	$7,734	$7,263

The Company owns a 50% interest in both The Murray Banc Holding Company, LLC in Murray, Kentucky and Insurors Bank of Tennessee, headquartered in Nashville, Tennessee. There are 3 common directors between these affiliates and the Company. No other material transactions exist with the affiliates. Only the Company’s initial investment, adjusted for the pro rata share of operating results of each entity, is included in the consolidated financial statements. The Company’s portion of earnings is recorded in other noninterest income and is also taxed at the Company level.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
(Dollars in thousands, except share and per share amounts)
NOTE 7— INVESTMENT IN UNCONSOLIDATED AFFILIATES (Continued)
Condensed financial information for The Murray Banc Holding Company (TMBHC) and Insurors Bank of Tennessee (IBOT) are as follows as of December 31, 2005 and 2004:
CONDENSED BALANCE SHEETS

	TMBHC		IBOT
	2005	2004	2005	2004
ASSETS:
Cash and due from banks	$7,876	$4,235	$1,139	$1,182
Federal funds sold	143	1,366	230	175
Securities available for sale	29,736	30,456	16,877	15,621
Securities held to maturity	24,031	28,694	0	0
Loans, net	90,520	76,085	53,830	46,983
Premises and equipment, net	2,883	2,756	521	449
Accrued interest receivable	1,035	823	276	206
Restricted equity securities	439	412	577	520
Other assets	1,707	1,584	496	459

Total assets	$158,370	$146,411	$73,946	$65,595

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Total deposits	$135,938	$123,823	$50,408	$49,578
Borrowings	7,954	8,965	17,395	10,201
Accrued interest payable	561	308	157	88
Subordinated notes and debentures	4,124	4,000	0	0
Other liabilities	262	511	97	119

Total liabilities	148,839	137,607	68,057	59,986
Shareholders’ equity	9,531	8,804	5,889	5,609

Total liabilities and shareholders’ equity	$158,370	$146,411	$73,946	$65,595

CONDENSED INCOME STATEMENTS

	TMBHC			IBOT
	2005	2004	2003	2005	2004	2003
Net interest income	$3,884	$3,920	$2,969	$2,240	$1,842	$1,538
Provision for loan losses	174	176	166	15	53	75
Noninterest income	1,158	972	976	157	229	221
Noninterest expense	3,541	3,255	2,893	1,955	1,735	1,649
Income tax expense	400	477	275	(59)	(72)	(130)

Net income	$927	$984	$611	$486	$355	$165

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
(Dollars in thousands, except share and per share amounts)
NOTE 8 — GOODWILL
The change in balance for goodwill during the year is as follows:

	2005	2004
Beginning of year	$1,526	$1,596
Acquired (disposed) goodwill	(1,526)	(70)
Impairment	0	0

End of year	$0	$1,526

The goodwill disposed in 2005 was in connection with the sale of one of the bank branches.
NOTE 9 — DEPOSITS
A summary of deposits at December 31, 2005 and 2004 is as follows:

	2005	2004
Noninterest-bearing demand	$64,195	$69,744
Interest-bearing demand	211,985	189,667
Savings	15,836	25,226
Time deposits of $100 or more	193,699	164,549
Other time	115,051	117,687

Total deposits	$600,766	$566,873

Scheduled maturities of time deposits are as follows:

2006	$214,173
2007	45,019
2008	23,520
2009	21,962
2010	2,195
Thereafter	1,881

Total	308,750

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
(Dollars in thousands, except share and per share amounts)
NOTE 10 — SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase represent customer deposits which are secured by securities with a carrying amount of $60,169 at year-end 2005 and $48,909 at year-end 2004.
Securities sold under agreements to repurchase are financing arrangements that mature daily. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2005	2004
Average daily balance during the year	$41,315	$21,693
Average interest rate during the year	3.05%	1.26%
Maximum month-end balance during the year	$54,796	$39,503
Weighted average interest rate at year-end	3.97%	2.02%
NOTE 11 — ADVANCES FROM FEDERAL HOME LOAN BANK
The Federal Home Loan Bank (FHLB) of Cincinnati advances funds to the Company with the requirement that the advances are secured by qualifying loans, essentially home mortgages (1-4 family residential) and securities. To participate in this program, the Company is required to be a member of the Federal Home Loan Bank and own stock in the FHLB. The Company had $2,700 of such stock at December 31, 2005 to satisfy this requirement.
At December 31, 2005 and 2004, advances from the FHLB totaled $35,000 and $36,000. The interest rates on these advances are fixed and range from 2.72% to 5.45%. Each advance is payable at its maturity date, or earlier with a prepayment penalty. The advances were collaterized by approximately $176,500 and $135,242 of first mortgage loans under a blanket lien agreement at year-end 2005 and 2004. Based on this collateral and the Company’s holdings of FHLB stock, the company was eligible to borrow an additional $38,416 at year-end 2005.
Maturities of the advances from FHLB at December 31, 2005 are as follows:

2006	$2,000
2007	0
2008	10,000
2009	0
2010	16,500
Thereafter	6,500

$35,000

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
(Dollars in thousands, except share and per share amounts)
NOTE 12 — NOTES PAYABLE
The Company has an additional $250 line of credit which bears a variable rate of interest equal to the lender’s base commercial rate. Interest is payable quarterly and principal is payable at maturity on September 30, 2006. The note is unsecured.
NOTE 13 — SUBORDINATED DEBENTURES
On December 28, 2005, the Company through Civitas Statutory Trust I and with the assistance of its Placement Agent, sold to institutional investors $13,000 of capital securities. Civitas Statutory Trust I, a business trust, issued $13,000 of Floating Rate Capital Securities. Holders of the Capital Securities are entitled to receive preferential cumulative cash distributions from the trust, at a rate per annum reset quarterly equal to the sum of three month LIBOR plus 154 basis points. The rate was 6.06% at December 31, 2005. Interest is payable quarterly. The Company can defer payment of the cash distributions on the securities at any time or from time to time for a period not to exceed twenty consecutive quarters.
The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Civitas Statutory Trust I’s obligations with respect to the capital securities. These Capital Securities qualify as a Tier I Capital, subject to certain limitations, and are presented in the consolidated balance sheets as subordinated debentures. The sole asset of Civitas Statutory Trust I is $13,000 of junior subordinated debentures issued by the Company. These junior subordinated debentures also carry the same floating rate as the Capital Securities and both mature on March 15, 2036; however, the maturity of both may be shortened to a date not earlier than March 15, 2011.
On July 31, 2001, the Company, through Cumberland Capital Trust II and with the assistance of its Placement Agent, sold to institutional investors $4,000 of capital securities. Cumberland Capital Trust II, a Connecticut business trust, issued $4,000 of Floating Rate Capital Securities. Holders of the Capital Securities are entitled to receive preferential cumulative cash distributions from the trust, at a rate per annum reset quarterly equal to the sum of three month LIBOR plus 358 basis points. The rate was 7.82% at December 31, 2005. Interest is payable quarterly. The Company can defer payment on the securities at any time or from time to time for a period not to exceed twenty consecutive quarters.
The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Cumberland Capital Trust II’s obligations with respect to the capital securities. These Capital Securities qualify as a Tier I Capital, subject to certain limitations, and are presented in the consolidated balance sheets as subordinated debentures. The sole asset of Cumberland Capital Trust II is $4,000 of junior subordinated debentures issued by the Company. These junior subordinated debentures also carry the same floating rate as the Capital Securities and both mature on July 31, 2031; however, the maturity of both may be shortened to a date not earlier than July 31, 2006.
In late December 2005, the Company redeemed $8,000 in previously issued subordinated debentures and refinanced it along with $4,550 in corporate debt to form the new subordinated debenture, Civitas Statutory Trust I.
The trust preferred securities qualify as Tier 1 Capital under current regulatory definitions.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
(Dollars in thousands, except share and per share amounts)
NOTE 14 — INCOME TAXES
Income tax expense (benefit) consists of the following:

	2005	2004	2003
Current	1,158	391	921
Deferred	557	550	2

Total income tax expense	$1,715	$941	$923

Temporary differences between tax and financial reporting that result in deferred tax assets (liabilities) included in other assets on the consolidated balance sheet are as follows at December 31, 2005 and 2004:

	2005	2004
Allowance for loan losses	$1,825	$1,952
Deferred loan fees	213	323
Unrealized loss on securities	754	18
Other	69	120

Total deferred tax assets	2,861	2,413

FHLB stock dividends	$(338)	$(325)
Earnings of unconsolidated subsidiaries	(301)	(29)
Premises and equipment	(50)	(93)
Loan servicing rights	(241)	(7)
Other	(94)	(301)

Total deferred tax liabilities	(1,024)	(755)

Net deferred tax asset	$1,837	$1,658

A reconciliation of the income tax expense with the amount of income taxes computed by applying the federal statutory rate (34%) to earnings before income taxes follows:

	2005	2004	2003
Computed expected provision for income taxes	$1,910	$1,104	$767
Increase (decrease) in taxes resulting from State income taxes, net of federal tax benefit	270	138	94
Tax exempt interest	(389)	(308)	(135)
Other, net	(76)	7	97

Income tax expense	$1,715	$941	$823

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
(Dollars in thousands, except share and per share amounts)
NOTE 15 — RELATED PARTY TRANSACTIONS
Loans to principal officers, directors, and their affiliates in 2005 and 2004 were as follows.

	2005	2004
Beginning balance	$1,229	$738
New loans	2,149	749
Repayments	624	258

Ending balance	$2,754	$1,229

Deposits from principal officers, directors, and their affiliates at year-end 2005 and 2004 were $2,574 and $1,225.
NOTE 16 — CAPITAL REQUIREMENTS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.
As of December 31, 2005, the most recent notification from the Federal Reserve Bank categorized the bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank must maintain total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
(Dollars in thousands, except share and per share amounts)
NOTE 16 — CAPITAL REQUIREMENTS (Continued)
The Company and Cumberland Bank’s actual capital amounts and ratios at December 31, 2005 and 2004 are as follows:

			To be well
	Required		capitalized under				Excess over
	Minimum for		prompt corrective				well
	capital adequancy		action provisions		Actual		capitalized
	Amount	Ratios	Amount	Ratios	Amount	Ratios	Amount
December 31, 2005
Tier I to average assets —leverage
Civitas BankGroup, Inc.	$28,813	4.00%	$36,016	5.00%	$65,913	9.15%	$29,897
Cumberland Bank	28,810	4.00%	36,013	5.00%	53,709	7.46%	17,696

Tier I to risk-weighted assets
Civitas BankGroup, Inc.	23,143	4.00%	34,714	6.00%	65,913	11.39%	31,199
Cumberland Bank	21,399	4.00%	32,098	6.00%	53,709	10.04%	21,611

Total capital to risk-weighted assets
Civitas BankGroup, Inc.	49,285	8.00%	57,857	10.00%	70,678	12.22%	12,821
Cumberland Bank	42,798	8.00%	53,497	10.00%	58,474	10.93%	4,977

December 31, 2004
Tier I to average assets —leverage
Civitas BankGroup, Inc.	$36,029	4.00%	$45,036	5.00%	$68,562	7.61%	$23,526
Cumberland Bank	26,462	4.00%	33,078	5.00%	46,672	7.05%	13,594

Tier I to risk-weighted assets
Civitas BankGroup, Inc.	21,931	4.00%	32,897	6.00%	68,562	12.50%	35,665
Cumberland Bank	16,316	4.00%	24,473	6.00%	46,672	11.44%	22,199

Total capital to risk-weighted assets
Civitas BankGroup, Inc.	43,862	8.00%	54,828	10.00%	74,594	13.61%	19,766
Cumberland Bank	32,631	8.00%	40,789	10.00%	51,051	12.52%	10,262

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
(Dollars in thousands, except share and per share amounts)
NOTE 17 — EMPLOYEE BENEFITS
The Company maintains a 401(k) savings plan for all employees who have completed six months of service and are 20 1/2 or more years of age. The plan allows employee contributions up to $14 in 2005, plus an additional $4 if age 50 or older. Employee contributions are matched in the Company stock equal to 100% of the first 3% of the compensation contributed. The Company’s expenses related to the plan were $231 in 2005, $228 in 2004 and $227 in 2003. Through the Company’s Employee Stock Purchase Plan, employees, subject to certain annual limitations on amount, can purchase up to 1,750 shares of Company common stock during a quarter at a purchase price equal to the lesser of 85% of the closing market price on the first or last day of the quarter.
NOTE 18 — LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES
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
The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end:

	2005	2004
Commitments to make loans	$138,663	$128,083
Unused lines of credit and letters of credit	8,163	3,061

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
(Dollars in thousands, except share and per share amounts)
NOTE 19— FAIR VALUES OF FINANCIAL INSTRUMENTS
The estimated carrying amounts and fair values of the Company’s financial instruments are as follows at December 31, 2005 and 2004:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Securities available for sale	$89,724	$89,724	$109,293	$109,293
Securities held to maturity	115,446	113,577	95,845	96,673
Loans, net of allowance	471,656	472,999	426,190	428,360
Financial liabilities:
Deposits	$600,766	$571,984	$566,873	$534,515
Subordinated debentures	17,000	17,045	12,000	12,408
Advances from FHLB	35,000	35,471	36,000	37,831
The methods and assumptions used to estimate fair value are described as follows:
Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, restricted equity securities, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements. If the carrying amount and fair value are the same, those items are not presented in the above table.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
(Dollars in thousands, except share and per share amounts)
NOTE 20 — STOCK OPTIONS
Options to buy stock are granted to directors, officers and employees under the Employee Stock Option Plan, which provides for issue of up to 2,000,000 options. Generally, the exercise price is the market price at date of grant; therefore, there is typically no compensation expense recognized in the income statement. The maximum option term is ten years, and options typically vest over five years.
A summary of the activity in the plan is as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price
Outstanding at beginning of year	896,144	$6.70	645,890	$3.94	768,890	$3.49
Granted	790,633	7.91	676,768	6.80	30,000	5.63
Exercised	(71,859)	5.22	(344,050)	3.03	(132,100)	2.76
Forfeited or expired	(172,743)	6.59	(82,464)	5.17	(20,900)	4.29

Outstanding at end of year	1,442,175	$7.51	896,144	$6.70	645,890	$3.94

Options exercisable at year-end	1,081,232		212,400		488,330

Weighted-average price of exercisable options at year-end	$6.57		$6.33		$3.94

Weighted-average fair value of options granted during year	$1.42		$1.45		$1.67

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
(Dollars in thousands, except share and per share amounts)
NOTE 20 — STOCK OPTIONS (Continued)
Options outstanding at year-end 2005 were as follows:

			Weighted average
Exercise	Outstanding	Exercisable	remaining contractual
Price	options	options	life in years
$4.00	75,000	56,250	6.00
4.12	5,750	4,600	1.83
5.65	30,000	30,000	3.75
5.95	161,729	39,011	3.00
6.25	69,000	68,800	4.17
7.10	78,600	19,650	3.21
7.25	239,100	84,750	4.54
7.55	13,983	13,983	4.54
7.65	174,927	170,102	6.00
7.80	31,864	31,864	5.63
8.00	497,047	497,047	4.17
8.04	28,500	28,500	5.00
8.65	36,675	36,675	1.71

	1,442,175	1,081,232

In anticipation of a new accounting standard, the Company opted to accelerate the vesting schedule of selected options granted in 2005 to reduce the future impact to expense. Approximately 400,000 shares of the Company’s common stock held by certain directors, employees and officers which had exercise prices greater than the closing price of the Company’s common stock on December 29, 2005 were affected.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
(Dollars in thousands, except share and per share amounts)
NOTE 21 — EARNINGS PER SHARE
The factors used in the earnings per share computation follow.

	2005	2004	2003
Basic
Income from continuing operations	$3,904	$2,306	$1,433

Weighted average common shares outstanding	16,041,868	17,457,487	16,097,403

Basic earnings per common share from continuing operations	$0.24	$0.13	$0.09

Diluted
Income from continuing operations	$3,904	$2,306	$1,433

Weighted average common shares outstanding for basic earnings per common share	16,041,868	17,457,487	16,097,403
Add: Dilutive effects of assumed exercise of stock options	79,021	119,769	167,945

Average shares and dilutive potential common shares	16,120,889	17,577,256	16,265,348

Diluted earnings per common share from continuing operations	$0.24	$0.13	$0.09

NOTE 22 — OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income components and related tax effects were as follows:

	2005	2004	2003
Unrealized holding gains on available for sale securities	$2,367	$1,413	$370
Reclassification adjustment for losses (gains) realized in income	(100)	(655)	(106)

Net unrealized gains	2,267	758	264
Tax effect	868	290	101

Unrealized gains net of tax	1,399	468	163

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
(Dollars in thousands, except share and per share amounts)
NOTE 23 — QUARTERLY FINANCIAL DATA (UNAUDITED)

	2005
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter	Total
Interest Income	$9,253	$10,043	$10,146	$10,915	$40,357
Net Interest Income	5,103	5,523	5,207	5,417	21,250
Provision for loan losses	333	205	325	130	993
Income from continuing operations	780	1,283	821	1,020	3,904
Earnings per Share — Basic from continuing operations	0.06	0.07	0.05	0.06	0.24
Earnings per Share — Diluted from continuing operations	0.06	0.07	0.05	0.06	0.24

	2004
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter	Total
Interest Income	$7,977	$7,700	$8,328	$8,935	$32,940
Net Interest Income	4,993	4,771	4,918	5,135	19,817
Provision for loan losses	552	314	209	371	1,446
Income from continuing operations	600	751	489	466	2,306
Earnings per Share — Basic from continuing operations	0.03	0.04	0.03	0.03	0.13
Earnings per Share — Diluted from continuing operations	0.03	0.04	0.03	0.03	0.13

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
(Dollars in thousands, except share and per share amounts)
NOTE 24 — PARENT COMPANY ONLY FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS:
Cash	$3,002	$1,513
Investment in subsidiaries	53,036	63,456
Investment in unconsolidated affiliates	7,710	7,206
Premises and equipment	756	1,130
Other assets	1,232	2,580

Total assets	$65,736	$75,885

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Notes payable	$0	$4,550
Accrued interest	62	166
Other liabilities	1,449	1,433
Subordinated debentures	17,000	12,000

Total liabilities	18,511	18,149
Total shareholders’ equity	47,225	57,736

Total liabilities and shareholders’ equity	$65,736	$75,885

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
(Dollars in thousands, except share and per share amounts)
NOTE 24 — PARENT COMPANY ONLY FINANCIAL INFORMATION (Continued)
CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2004	2003
Income:
Interest income	0	0	0
Income from unconsolidated subsidiaries	707	670	388
Gain on sale of subsidiaries, net of taxes	3,649	0	0
Central services and management fees	5,846	6,889	4,098
Other income	146	417	115

	10,348	7,976	4,601

Expenses:
Interest expense	1,136	953	1,010
Other operating expenses	6,241	7,387	4,734

	7,377	8,340	5,744

Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	2,971	(364)	(1,143)
Income tax expense (benefit)	25	(134)	(434)

Income (loss) before equity in undistributed earnings of subsidiaries	2,946	(230)	(709)
Equity in undistributed earnings of subsidiaries	4,404	2,114	1,810

Net income	$7,350	$1,884	$1,101

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
(Dollars in thousands, except share and per share amounts)
NOTE 24 — PARENT COMPANY ONLY FINANCIAL INFORMATION (Continued)
CONDENSED STATEMENTS OF CASH FLOWS

	2005	2004	2003
Years Ended December 31,

Cash flows from operating activities:
Net income	$7,350	$1,884	$1,101
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(4,404)	(2,115)	(1,810)
Income from investments in unconsolidated affiliates	(706)	(670)	(388)
Depreciation and amortization	471	332	159
Net change in accrued interest payable	104	32	(704)
Other, net	(736)	(580)	(123)

Net cash from operating activities	2,079	(1,117)	(1,765)

Cash flows from investing activities:
Investment in commercial bank subsidiaries	(1,600)	0	(5,050)
Investment in unconsolidated affiliates	(203)	(491)	(300)
Purchase of premises and equipment, net	(93)	(581)	(209)

Net cash from investing activities	(1,896)	(1,072)	(5,559)

Cash flows from financing activities:
Proceeds from subordinated debentures	13,000	0	0
Repayment of subordinated debentures	(8,000)	0	0
Repayment of notes payable	(4,550)	(4,700)	(800)
Proceeds from issuance of common stock	856	2,483	9,303
Dividends paid on common stock	0	(527)	(927)

Net cash from financing activities	1,306	1,806	7,576

Net change in cash and cash equivalents	1,489	(383)	252

Cash and cash equivalents at beginning of year	1,513	1,896	1,644

Cash and cash equivalents at end of year	$3,002	$1,513	$1,896

NOTE 25 — SUBSEQUENT EVENTS
In January 2006, the Company announced that it had entered into an agreement to sell all of the outstanding stock of The Murray Banc Holding Company., LLC to BancKentucky, Inc., the other 50% owner of the bank. The transaction is subject to receipt of pending regulatory approval and is expected to close during the second quarter 2006.
On February 26, 2006, the Federal Reserve Board announced the termination of the enforcement action taken against the Company. There are no further regulatory restrictions on the Company or its bank subsidiary.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
ITEM 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to its management, including its principal executive officer and its principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective.
Management Report on Internal Control Over Financial Reporting.
The management of Civitas BankGroup, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
As of December 31, 2005, management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on those criteria.
The Company’s independent registered public accounting firm has issued an attestation report on the Company’s assessment of its internal control over financial reporting, which is included in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
No changes were made in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information.
None.
ITEM 10. Directors and Executive Officers of the Registrant.
The information required by this item with respect to the directors and executive officers, including the named executive officers, is incorporated herein by reference to the section entitled “Election of Directors” in the Company’s definitive proxy materials relating to the Annual Meeting of Shareholders to be held April 26, 2006.
The information required by this section with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section entitled “Compliance with Section 16(a) of the Exchange Act” in the Company’s definitive proxy materials relating to the Annual Meeting of Shareholders to be held April 26, 2006.
The Company has adopted a code of conduct for its senior executive and financial officers (the “Code of Conduct”), a copy of which is available on the “Investor Relations” section of the Company’s website. The Company will make any legally required disclosures regarding amendments to, or waivers of, provisions of its Code of Conduct on the “Investor Relations” section of its website.
The information required by this item with respect to the Company’s audit committee and any “audit committee financial expert” is incorporated herein by reference to the section entitled “Meetings and Committees of the Board of Directors” in the Company’s definitive proxy materials relating to the Annual Meeting of Shareholders to be held April 26, 2006.
ITEM 11. Executive Compensation.
The information required by this item with respect to executive compensation is incorporated herein by reference to the section entitled “Executive Compensation” in the Company’s definitive proxy materials relating to the Annual Meeting of Shareholders to be held April 26, 2006.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.
Information with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to the section titled “Stock Ownership” in the Company’s definitive proxy materials relating to the Annual Meeting of Shareholders to be held April 26, 2006.
The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2005:

	Number of shares	Weighted	Number of shares
	to be issued upon	average exercise	remaining available for
	exercise of	price of	future issuance under
	outstanding	outstanding	equity compensation
	options and	option and	plans (excluding shares
Plan Category	warrants	warrants	reflected in first column
Equity compensation plans approved by shareholders	1,442,175	$7.51	557,825
Equity compensation plans not approved by shareholders	0	0	0

Total	1,442,175	$7.51	557,825

ITEM 13. Certain Relationships and Related Transactions.
Information with respect to certain relationships and related transactions is incorporated herein by reference to the section titled “Certain Relationships and Related Transactions” in the Company’s definitive proxy materials relating to the Annual Meeting of Shareholders to be held April 26, 2006.
ITEM 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the section titled “Independent Registered Public Accounting Firm Information” in the Company’s definitive proxy materials relating to the Annual Meeting of Shareholders to be held April 26, 2006.
ITEM 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements. See Item 8.
(a)(2) Financial Statements Schedules. Inapplicable.
(a)(3) Exhibits. See Index to Exhibits.
Registrant is a party to certain agreements entered into in connection with the Company’s offering of $17,000,000 in subordinated debentures in connection with the offering of Subordinated Debentures to institutional investors by Civitas Statutory Trust I and Cumberland Capital Trust II. Copies of the various transaction documents associated with the trust preferred offerings will be filed with the Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIVITAS BANKGROUP, INC.

By:	/s/ Richard Herrington

Richard Herrington
President

Date: March 16, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934 , this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Richard Herrington	President (Principal Executive	March 16, 2006
Richard Herrington	Officer) and Director

	Chief Financial Officer, Chief	March 16, 2006
Operating Officer and Executive
/s/ Lisa Musgrove	Vice President (Principal
Lisa Musgrove	Financial and Accounting
Officer)

/s/ John Wilder John Wilder	Chairman	March 16, 2006

/s/ Danny Herron	Director	March 16, 2006
Danny Herron

/s/ Tom Paschal	Director	March 16, 2006
Tom Paschal

/s/ Tom Price	Director	March 16, 2006
Tom Price

/s/ Ronald Gibson	Director	March 16, 2006
Ronald Gibson

Signature	Title	Date

/s/ Frank Inman, Jr. Frank Inman, Jr.	Director	March 16, 2006

/s/ Alex Richmond Alex Richmond	Director	March 16, 2006

/s/ John Shepherd John S. Shepherd	Director	March 16, 2006

/s/ Joel Porter Joel Porter	Director	March 16, 2006

/s/ Paul Pratt, Sr. Paul Pratt, Sr.	Director	March 16, 2006

/s/ William Wallace William Wallace	Director	March 16, 2006

INDEX TO EXHIBITS
2.1	Plan of Tax-Free Reorganization under Section 355 of the Internal Revenue Code Agreement by and between the Company and the Acquirers identified therein dated November 24, 2004 (incorporated herein by reference to the Company’s Current Report on form 8-K filed with the SEC on December 1, 2004). (Pursuant to Item 601(b) (2) of Regulation S-K, the schedules of this agreement are omitted, but will be provided supplementary to the SEC upon request).

3.1	Restated Charter of the Company (Restated for SEC electronic filing purpose only and incorporated herein by reference to the Company’s registration statement on Form S-3 Registration No. 333-117041) filed with the SEC on June 30, 2004.

3.2	Amended and Restated Bylaws of the Company (Restated for SEC electronic filing purposes only). (Restated for SEC electronic filing purpose only and incorporated herein by reference to the Company’s registration statement on Form S-3 (Registration No. 333-117041) filed with the SEC on June 30, 2004.

10.1	Civitas BankGroup, Incorporated 1998 Stock Option Plan (incorporated herein by reference to the Company’s Registration Statements on Form S-8 (Registration No 333-105425 filed with the SEC on May 20, 2003). *

10.2	Civitas BankGroup, Inc. Employee Stock Purchase Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-105424 filed with the SEC on May 20, 2003). *

10.3	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2004). *

10.4	Form of Incentive Stock Option Agreement (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2004). *

10.5	Loan Agreement dated December 13, 2004 by and between the Company and First Tennessee Bank, National Association (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2004).

10.6	Loan Agreement dated December 13, 2004 by and between the Company and First Tennessee Bank, National Association (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2004).

10.7	Formal Written Agreement with Federal Reserve Bank of Atlanta (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2005.)

10.8	Purchase Agreement dated as of January 30, 2006 by and among Civitas BankGroup, Inc. BancKentucky, Inc., The Murray Banc Holding Company, LLC, and The Murray Bank (incorporated by reference to the Company, Current Report on Form 8-K filed with the SEC on January 30, 2006.)

10.9	Director and named executive officer compensation summary.*

21.1	Subsidiaries of the Company.

23.1	Consent of Crowe Chizek and Company LLC.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensatory plan or arrangement.