Form 10-Q
period 2006-03-31
CIVITAS BANKGROUP INC
filed 2006-05-10
CIK 1092099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Common stock outstanding: 15,884,654 shares as of April 30, 2006.

CIVITAS BANKGROUP, INC.

FORM 10-Q

Civitas BankGroup, Inc.
Consolidated Balance Sheets
March 31, 2006 and December 31, 2005
dollars in thousands

	Mar. 31,	Dec. 31,
	2006	2005
	Unaudited
Assets:
Cash and due from banks	$32,862	$31,510

Federal funds sold	1,236	2,700
Interest-bearing deposits in financial institutions	934	957
Securities available for sale, at fair value	93,585	89,724
Securities held to maturity, fair value $112,895 and $113,577	115,705	115,446
Loans held for sale	4,073	3,720
Loans	504,171	476,421
Allowance for loan losses	(5,041)	(4,765)

Loans, net	499,130	471,656
Premises and equipment	13,830	14,025
Restricted equity securities	3,527	3,527
Bank owned life insurance	6,000	0
Investment in unconsolidated affiliates	2,948	7,734
Accrued interest receivable	3,675	3,567
Other assets	5,558	4,950

Total assets	$783,063	$749,516

Liabilities and Shareholders’ Equity:
Deposits
Noninterest-bearing	$56,845	$64,195
Interest-bearing	571,673	536,571

Total deposits	628,518	600,766
Securities sold under repurchase agreements	47,691	45,452
Advances from Federal Home Loan Bank	34,000	35,000
Subordinated debentures	17,000	17,000
Accrued interest payable	2,210	2,109
Other liabilities and accrued expenses	3,618	1,964

Total liabilities	$733,037	$702,291
Equity
Common stock, $0.50 par value, 40,000,000 authorized shares; 15,884,654 shares issued at March 31, 2006 and 15,835,095 at December 31, 2005	7,942	7,918
Additional paid-in capital	24,258	23,866
Retained earnings	19,859	16,942
Accumulated other comprehensive income (loss)	(2,033)	(1,501)

Total shareholders’ equity	50,026	47,225

Total liabilities and shareholders’ equity	$783,063	$749,516

See accompanying notes to unaudited consolidated financial statements.

Civitas BankGroup, Inc.
Consolidated Statements of Earnings
Three Months ended March 31, 2006 and 2005
dollars in thousands

	THREE MONTHS
	ENDED
	March 31,
	2006	2005
	Unaudited	Unaudited
Interest income
Loans, including fees	$9,157	$6,889
Securities	2,409	2,232
Deposits in financial institutions	4	28
Federal funds sold	50	70
Restricted equity securities dividends	44	34

Total interest income	11,664	9,253

Interest expense
Time deposits of $100,000 or more	1,938	858
Other deposits	2,846	2,375
Federal funds purchased and securities sold under repurchase agreements	522	231
Advances from Federal Home Loan Bank	425	442
Subordinated debentures	284	183
Notes payable	0	61

Total interest expense	6,015	4,150

Net interest income	5,649	5,103

Provision for loan losses	328	333

Net interest income after provision for loan losses	5,321	4,770

Other income
Service charges on deposit accounts	608	699
Other service charges, commissions and fees	233	244
Mortgage banking activities	345	332
Net gain on securities transactions	14	15
Net gain (loss) on sale of other real estate	(9)	18
Gain on sale of affiliate	3,457	0
Other noninterest income	251	458

Total other income	4,899	1,766
See accompanying notes to unaudited consolidated financial statements.

Civitas BankGroup, Inc.
Consolidated Statements of Earnings (continued)
Three Months ended March 31, 2006 and 2005
dollars in thousands except share and per share amounts

	THREE MONTHS
	ENDED
	March 31,
	2006	2005
	Unaudited	Unaudited
Other expenses
Salaries and employee benefits	$3,024	$3,150
Occupancy expense	788	799
Communications	101	104
Other operating expenses	1,286	1,387

Total other expenses	5,199	5,440

Income before income taxes	5,021	1,096

Income tax expense	1,820	316

Income from continuing operations	$3,201	$780

Discontinued operations
Income from operations of discontinued components, less applicable income taxes	0	82

Gain on sale of discontinued operations	0	2,816

Net Income	$3,201	$3,678

Net earnings per share – basic – continuing operations	$0.20	$0.06
Net earnings per share – diluted – continuing operations	0.20	0.06

Net earnings per share – basic – discontinued operations	0.00	0.16
Net earnings per share – diluted – discontinued operations	0.00	0.16

Net earnings per share – basic	0.20	0.22
Net earnings per share – diluted	0.20	0.22

Weighted average shares outstanding – basic	15,857,162	16,942,208
Weighted average shares outstanding – diluted	16,197,947	17,109,761
See accompanying notes to unaudited consolidated financial statements.

Civitas BankGroup, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
Three Months ended March 31, 2006 and 2005
(Unaudited)
dollars in thousands except share amounts

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2004	17,578,864	$8,789	$38,191	$10,858	$(102)	$57,736

Exercise of stock options	9,647	5	52	0	0	57
Issuance of common stock	23,307	12	158	0	0	170
Retirement of common stock	(2,000,000)	(1,000)	(16,000)	0	0	(17,000)
Dividends per share	43,623	22	328	(350)	0	0
Comprehensive Income:
Net earnings	0	0	0	3,678	0	3,678
Other comprehensive income
Change in unrealized loss on securities available for sale	0	0	0	0	(1,118)	(1,118)
Less: adjustment for realized gains included in net income	0	0	0	0	9	9

Total comprehensive income						2,569

Balance, March 31, 2005	15,655,441	$7,828	$22,729	$14,186	$(1,211)	$43,532

Balance, December 31, 2005	15,835,095	$7,918	$23,866	$16,942	$(1,501)	$47,225

Exercise of stock options	0	0	0	0	0	0
Issuance of common stock	10,387	5	130	0	0	135
Dividends per share	39,172	19	262	(284)	0	(3)
Comprehensive Income:
Net earnings	0	0	0	3,201	0	3,201
Other comprehensive income
Change in unrealized loss on securities available for sale	0	0	0	0	(546)	(546)
Less: adjustment for realized gain/loss included in net income	0	0	0	0	14	14

Total comprehensive income						2,669

Balance, March 31, 2006	15,884,654	$7,942	$24,258	$19,859	$(2,033)	$50,026

See accompanying notes to unaudited consolidated financial statements.

Civitas BankGroup, Inc.
Consolidated Statements of Cash Flows
Three Months ended March 31, 2006 and 2005
dollars in thousands

	THREE MONTHS ENDED
	March 31,
	2006	2005
	Unaudited	Unaudited
Cash flows from operating activities:
Net income	$3,201	$3,678
Adjustments to reconcile net income to cash from operating activities:
Provision for loan losses	328	333
Depreciation and amortization	421	500
Operations of unconsolidated affiliates	(145)	(149)
Origination of mortgage loans held for sale	(15,131)	(23,230)
Proceeds from sale of mortgage loans held for sale	15,123	22,686
Net (gain) on securities transactions	(14)	(15)
Net (gain) on sale of mortgage loans	(345)	(332)
Net (gain) on sale of discontinued operations	0	(2,771)
Net (gain)/loss on sale of other real estate	9	(18)
Gain on sale of affiliate	(3,457)	0
Net change in accrued interest receivable	(108)	(352)
Net change in accrued interest payable and other liabilities	1,755	1,659
Other, net	(476)	(1,544)

Total adjustments	(2,040)	(3,233)

Net cash provided by operating activities	1,161	445

Cash flows from investing activities:
Net change in interest-bearing deposits in financial institutions	23	(532)
Purchases of securities available for sale	(10,002)	(17,976)
Proceeds from maturities, redemptions, and sales of securities available for sale	5,055	12,486
Purchases of securities held to maturity	(3,180)	(21,867)
Proceeds from maturities and redemptions of securities held to maturity	2,939	2,834
Investment in bank owned life insurance	(6,000)	0
Net change in loans	(27,775)	(9,535)
Proceeds from sale of affiliate	8,500	0
Investment in unconsolidated affiliates	19	10
Purchase of property, equipment and leasehold improvements	(161)	(309)
Proceeds from sale of other real estate owned	183	224

Net cash used by investing activities	(30,399)	(34,665)

Cash flows from financing activities:
Net change in deposits	27,752	30,724
Increase in federal funds position	1,464	2,790
Change in securities sold under agreements for repurchase	2,239	(389)
Repayments of Federal Home Loan Bank advances	(1,000)	0
Proceeds from issuance of common stock	135	226

Net cash provided by financing activities	30,590	33,351

Net change in cash and cash equivalents	1,352	(869)
Cash and cash equivalents beginning of period	31,510	23,262

Cash and cash equivalents end of period	$32,862	$22,393

Non-cash activities:
Stock received from disposal of subsidiary	0	17,000
See accompanying notes to unaudited consolidated financial statements.

Civitas BankGroup, Inc.
Notes to Interim Consolidated Financial Statements
March 31, 2006
(Unaudited)
Note 1. Basis of Presentation
The unaudited consolidated financial statements as of March 31, 2006 and for the three month periods ended March 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”), and in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the 2005 consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Note 2. Earnings per Share of Common Stock
Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Stock options are regarded as potential common shares to the extent that the exercise price for the option is less than the fair market value of our common stock. The Company included 340,786 shares of common stock issuable upon exercise of stock options in the diluted EPS calculation for the three month period ended March 31, 2006.
Note 3. Newly Adopted Accounting Pronouncements – Stock Option Plan
Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Accounting for Stock-Based Payment (SFAS 123R), using the modified-prospective transition method. Under this transition method, compensation cost recognized during the quarter ended March 31, 2006 includes:
(a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value and related service period estimates in accordance with the original provisions of SFAS 123
and
(b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value and related service periods estimated in accordance with the provisions of SFAS 123R.
Under the provisions of the modified-prospective transition method, results for the three months ended March 31, 2005 have not been restated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used are summarized in the following table:

Risk-free interest rate	4.70%
Expected option life	4.5 years
Expected stock price volatility	18.8%
The Company did not recognize any gain or loss resulting from the cumulative effect of a change in accounting principle upon adoption of SFAS 123R on January 1, 2006. Based on the stock-based compensation awards outstanding as of December 31, 2005, for which the requisite service was not fully rendered prior to January 1, 2006, and any option grants as of March 31, 2006, the Company expects to recognize total pre-tax compensation cost of approximately $844,000 related to current outstanding stock option grants, of which $60,000 was recognized in the first quarter of 2006. The cost is expected to be recognized over a weighted-average period of 4.2 years. Approximately $6,000 of expense was recognized in the first quarter of 2006 associated with the Company’s Employee Stock Purchase Plan. The Company recorded $6,000 in deferred income tax benefits associated with the current expense. Future levels of compensation cost recognized related to stock-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption SFAS 123R. The following table illustrates the effect on net income from continuing operations and earnings per share from continuing operations for the three months ended March 31, 2005 if expense relating to the stock option plan had been recognized.

Net income from continuing operations	$780
Less stock-based compensation	63

Pro forma net income from continuing operations	$717

Basic earnings per share from continuing operations	$0.05
Pro forma basic earnings per share from continuing operations	0.04

Diluted earnings per share from continuing operations	0.05
Pro forma diluted earnings per share from continuing operations	0.04
The Company’s 1998 Stock Option Plan, as amended (the “1998 Plan”), has a total of 4,000,000 shares of common stock reserved for issuance. Vesting schedules and expiration schedules under the 1998 Plan are determined individually for each grant. Shares issued under the 1998 Plan are “new issue” shares rather than treasury shares. In addition to the 1998 Plan, the Company also allows its employees, through the Company’s Employee Stock Purchase Plan, to purchase up to 1,750 shares of Company common stock during a quarter at a purchase price equal to the lesser of 85% of the closing market price on the first or last day of the quarter.
Stock option activity for the three months ended March 31, 2006 and 2005 is summarized in the following tables:

	2006		2005
		Weighted		Weighted
		average		average
		exercise		exercise
	Shares	price	Shares	price
Outstanding at beginning of year	1,442,175	$7.51	896,144	$6.70
Granted	232,809	7.25	565,291	6.99
Exercised	0	—	9,647	5.87
Forfeited or expired	1,997	6.03	12,086	5.80

Outstanding at end of period	1,672,987	$7.21	1,439,702	$6.99

Weighted-average fair value of options granted during year		$1.64		$1.96
Summary of exercisable options

	2006	2005
Options exercisable at period-end	1,151,706	295,190
Weighted-average price at period-end	$7.36	$6.09
Weighted-average contractual term	4.1 years	6.1 years
Aggregate intrinsic value	$459,181	$424,049
Amount of cash received for exercised	0	76,780
Tax benefit realized on exercised options	0	5,567
The following table summarizes the activity for non-vested stock options as of March 31, 2006 and 2005:

	2006	2005
Non-vested at beginning of year	360,943	683,744
Granted	232,809	565,291
Vested	70,474	92,437
Forfeited or expired	1,997	12,086

Non-vested at end of period	521,281	1,144,512

Note 4. Subsequent Events
The Company has declared a dividend of $0.02 per common share of the Company’s stock, payable on May 26, 2006 for shareholders of record on May 12, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of this discussion is to provide insight into the financial condition and results of operations of Civitas BankGroup, Inc. and its subsidiaries (the “Company”). This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for a more complete discussion of factors that impact liquidity, capital and the results of operations.
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

CRITICAL ACCOUNTING POLICIES
The accounting principles the Company follows and the methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry. In connection with the application of those principles to the determination of our allowance for loan losses (ALL), we have made judgments and estimates which have significantly impacted our financial position and results of operations.
The Company’s management assesses the adequacy of the ALL on a regular basis. This assessment includes procedures to estimate the ALL and test the adequacy and appropriateness of the resulting balance. The ALL consists of two portions: (1) an allocated amount representative of specifically identified credit exposure and exposures readily predictable by historical or comparative experience; and (2) an unallocated amount representative of inherent loss which is not readily identifiable. Even though the ALL is composed of two components, the entire allowance is available to absorb any credit losses.
The Company establishes the allocated amount separately for two different risk groups: (1) unique loans (commercial loans, including those loans considered impaired); and (2) homogenous loans (generally consumer loans). The allocation for unique loans is primarily based on risk rating grades assigned to each of these loans as a result of our loan management and review processes. Each risk-rating grade is assigned an estimated loss ratio, which is determined based on the experience of management, discussions with banking regulators, historical and current economic conditions and our independent loan review process. The Company estimates losses on impaired loans based on estimated cash flows discounted at the loan’s original effective interest rate or the underlying collateral value. The Company defines impaired loans as those classified as substandard, doubtful or loss. Estimated loss ratios are also assigned to the consumer loan portfolio. However, the estimated loss ratios for these homogeneous loans are based on consumer credit scores (e.g., automobile, residential mortgage, home equity) and not on the results of individual loan reviews.
The unallocated amount is particularly subjective and does not lend itself to the exact mathematical calculation. The Company uses the unallocated amount to absorb inherent losses which may exist as of the balance sheet date for such matters as changes in the local or national economy, the depth or experience of the lending staff, any concentrations of credit in any particular industry group, and new banking laws or regulations. After applicable factors are assessed, the aggregate unallocated amount is evaluated based on our management’s experience.
The resulting ALL balance is tested by comparing the balance in the allowance account to historical trends and peer information. The result of the procedures performed is evaluated by management, including the result of the testing, and management concludes on the appropriateness of the balance of the ALL in its entirety. The loan and the audit committees of the board of directors review the assessment prior to the filing of financial information.

COMPANY OVERVIEW
General. Civitas BankGroup, Inc. is a Tennessee corporation and registered bank holding company headquartered in Franklin, Tennessee with $783.1 million in total assets at March 31, 2006. We provide banking and other financial services through our bank subsidiary, Cumberland Bank, within five (5) markets throughout Middle Tennessee. As of March 31, 2006, Cumberland Bank held $778.3 million in assets.
Unconsolidated Joint Ventures. The Company owns a 50% interest in Insurors Bank of Tennessee, headquartered in Nashville, Tennessee. Only the Company’s initial investment, adjusted for the pro rata share of operating results of each entity, is included in the consolidated financial statements. The Company’s portion of earnings is recorded in other noninterest income. Insuror’s Bank of Tennessee opened in November 2000 and had $80.9 million in assets at March 31, 2006. The remaining ownership interest in Insurors Bank is owned by InsCorp, a Tennessee corporation owned predominately by Tennessee insurance agents. Year to date, Insurors Bank has contributed $46,000 of pretax income to the Company.
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

OVERVIEW
General. Set forth below are significant items that occurred from continuing operations during the three ended March 31, 2006:
•	Net income from continuing operations for the three months ended March 31, 2006, totaled $3.2 million compared to $780,000 for the same period for 2005, including a $2.1 million after tax gain on the sale of the Company’s 50% ownership in The Murray Banc Holding Company.

•	Net earnings per diluted share from continuing operations increased to $0.20 for the quarter ended March 31, 2006 compared to $0.06 for the same period in 2005, and included, in the 2006 first quarter, a $2.1 million one-time, after-tax gain on sale of The Murray Banc Holding Company. Excluding the after-tax gain on sale of the Company’s interest in The Murray Banc Holding Company, earnings per diluted share were $0.07 for the first quarter of 2006.

•	The provision for loan losses remained relatively flat for the first quarter of 2006 compared to the same period last year at $328,000 and $333,000, respectively.

•	Assets increased from $749.5 million at December 31, 2005, to $783.1 million at March 31, 2006, a $33.6 million, or 4.5%, increase.

•	Loans increased to $504.2 million, up 5.8% from $476.4 million at year end 2005. This loan growth primarily occurred in real estate construction loans.

•	Nonperforming assets were $2.7 million at March 31, 2006, a slight increase from the December 31, 2005 balance of $2.6 million.

•	Deposits totaled $628.5 million, a increase of 4.6% from $600.8 million at year end 2005.

•	Key performance indicators as of March 31, 2006 showed annualized return on average assets (ROA) of 1.70%. The annualized return on average shareholders’ equity (ROE) for the three months ended March 31, 2006 was 27.23%. Excluding the $2.1 million one-time, after-tax gain on sale of The Murray Banc Holding Company, our annualized ROA was 0.57% compared to 0.43% in the 2005 first quarter and our annualized ROE was 9.09% as compared to 5.39% in the 2005 first quarter.

•	On March 31, 2006, the Company sold its interest in The Murray Banc Holding Company. The pre-tax gain on sale of this entity was $3.5 million.
Non-GAAP Financial Measures. The Company has presented in this Quarterly Report on Form 10-Q certain non-GAAP financial measures excluding the $2.1 million after tax gain on the Company’s sale of its interest in The Murray Banc Holding Company, including non-GAAP net income, diluted earnings per share, annualized ROA and ROE and efficiency ratio for the quarter ended March 31, 2006.
The presentation of this non-GAAP financial information is not intended to be considered in isolation or as a substitute for any measure prepared in accordance with GAAP. Because non-GAAP financial measures presented in this Quarterly Report on Form 10-Q are not measurements determined in accordance with GAAP and are susceptible to varying calculations, these non-GAAP financial measures, as presented, may not be comparable to other similarly titled measures presented by other companies.
This Quarterly Report on Form 10-Q contains non-GAAP net income, diluted EPS, annualized ROA and ROE and the Company’s efficiency ratio for the quarter ended March 31, 2006 excluding the effects of the gain on sale of The Murray Banc Holding Company because management believes that the information provides investors with additional information to more completely evaluate the Company’s ongoing operational performance without the effect of the one-time gain on the sale of its interest in The Murray Banc Holding Company and because these measures facilitate making period-to-period comparisons and are meaningful indications of its operating performance. Management uses these non-GAAP financial measures for internal managerial purposes, including as a means to compare period-to-period operating results.
Set forth below is a reconciliation of the non-GAAP financial measures contained in this Quarterly Report on Form 10-Q to the most directly comparable GAAP financial measures.
Reconciliation of Non-GAAP Financial Measures
dollars in thousands

	Net Income	EPS	ROA	ROE
GAAP amounts	$3,201	$0.20	1.70%	27.23%
Adjustment for gain on sale of affiliate, net of tax	(2,132)	(0.13)	(1.13%)	(18.14%)

Non-GAAP amounts	$1,069	$0.07	0.57%	9.09%

Efficiency Ratio
dollars in thousands

		Excluding gain
		on sale
	As reported	of affiliate
Non interest expense	$5,199	$5,199
Net interest income	5,649	5,649
Non interest income	4,899	1,442
Efficiency ratio	49.3%	73.3%

EARNINGS HIGHLIGHTS—FIRST QUARTER RESULTS
During the quarter ended March 31, 2006, the Company’s management continued to focus on improving the Company’s performance. Management’s primary short-term objectives continue to focus on maintaining asset quality, creating operating efficiencies and building for future growth. The ongoing evaluation of its operations and related operational improvements includes the continued centralization of certain backroom operations, reduction of duplicate operational processes and consideration of the disposal of underperforming subsidiaries.
Net Income. The Company recorded net income from continuing operations for the first quarter of 2006 of $3.2 million compared with net income of $780,000 in the first quarter of 2005. Diluted earnings from continuing operations per share for the first quarter of 2006 were $0.20 as compared $0.06 for first quarter 2005. Excluding the $2.1 million after tax gain on the sale of The Murray Banc Holding Company, the Company’s net income was $1.1 million for the first quarter of 2006, and its diluted earnings per share was $0.07.
Net Interest Income and Net Interest Margin. Net interest income for the first quarter of 2006 increased $0.5 million as compared to the first quarter of 2005. This increase is comprised of a $2.4 million increase in the interest income, partially offset by a $1.9 million increase in the cost of funds. Net interest margin for the first quarter of 2006 increased 11 basis points to 3.24% from 3.13% in the first quarter of 2005. The changes in net interest income and net interest margin for the three months ended March 31, 2006 as compared to the same period in 2005 were primarily the result of the following:
Rate:
•	Yield on loans increased 117 basis points.

•	Investment security yield increased 35 basis points to 4.78%.

•	Yields on deposits increased 89 basis points.

•	Federal funds purchased and repurchase agreements interest rates increased 143 basis points.

•	Interest rates on other borrowed money remained relatively flat.

•	Cost of subordinated debentures increased 60 basis points.
Volume:
•	Total average earning assets increased $46.5 million, or 7.0%, with the significant amount of this increase in the Company’s average loan portfolio, which increased by $54.1 million, or 12.3%. This increase was offset by the reduction of federal funds sold in the amount of $5.4 million and the reduction of other interest earning assets in the amount of $1.9 million.

•	Average interest-bearing liabilities increased $52.0 million, or 7.9%. Average deposits accounted for $36.7 million of this increase, while repurchase agreements accounted for $16.7 of this increase.
A greater percentage of new loan originations are short-term real estate loans compared to our existing loan portfolio. Likewise, these loans are funded with short-term deposits. In addition, the Company’s assets are shifting from overnight investments to higher yielding loans. Management expects its average loan balances to increase throughout the remainder of 2006 as the Company continues to focus on managed growth.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities and net interest margin for the three months ended March 31, 2006 and 2005:
Average Balance Sheet
(dollars in thousands, except yields and rates)

	Three Months Ended			Three Months Ended
	03/31/06			03/31/05
	Average		Revenue/	Average		Revenue/
	Balance	Yield	Expense	Balance	Yield	Expense
Loans[1,2]	$495,339	7.50%	$9,157	$441,237	6.33%	$6,889
Securities[3]	204,287	4.78%	2,409	204,516	4.43%	2,232
Federal funds sold	4,384	4.63%	50	9,847	2.88%	70
Other earning assets	4,086	4.76%	48	6,033	4.10%	62

Total earning assets	708,096	6.68%	11,664	661,633	5.67%	9,253
Cash and due from banks	22,058			23,989
Allowance for loan losses	(4,965)			(4,295)
Other assets	37,412			39,291

Total assets	$762,601			$720,618

Deposits	$612,755	3.17%	4,784	$576,090	2.28%	3,233
Federal funds purchased and securities sold under repurchase agreements	49,620	4.27%	522	32,949	2.84%	231
Subordinated debentures	17,000	6.78%	284	12,000	6.18%	183
Borrowed funds	34,211	5.04%	425	40,550	5.03%	503

Total interest bearing liabilities	713,586	3.42%	6,015	661,589	2.54%	4,150

Other liabilities	1,337			1,194
Shareholders’ equity	47,678			57,835

Total liabilities and shareholders’ equity	$762,601			$720,618

Net interest income			$5,649			$5,103

Net interest margin		3.24%			3.13%

1.	Interest income includes loan fees.

2.	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

3.	No taxable equivalent adjustments have been made.
On a fully tax equivalent basis, net interest income increases $273,000 for the three month period ending March 31, 2006 and $183,000 for the three month period ending March 31, 2005, raising the net interest margin to 3.39% and 3.24%, respectively.

INVESTMENT PORTFOLIO
General. The Company invests primarily in obligations of the United States, obligations of states, counties and municipalities and mortgage-backed securities. The following table presents, at the periods indicated, the carrying amount of our securities portfolio segregated into available for sale, or AFS, and held to maturity, or HTM, categories:
Composition of Investment Portfolio
dollars in thousands

	March 31,	December 31,
	2006	2005
Available for Sale
U.S. Government Agencies	$10,095	$7,864
Obligations of States, Counties, Municipals	3,311	3,300
Mortgage-backed	79,122	77,452
Marketable Equity Securities	1,057	1,058
Other Debt Securities	0	50

Total Available for Sale	93,585	89,724
Held to Maturity
U.S. Government Agencies	1,000	0
Obligations of States, Counties, Municipals	29,407	28,669
Mortgage-backed	81,543	84,522
Other Debt Securities	3,755	2,255

Total Held to Maturity	115,705	115,446

Total Securities	$209,290	$205,170

The following table indicates the maturities of securities at March 31, 2006 at the carrying amount and the weighted average yields of such securities:
Maturity of Investment Portfolio
dollars in thousands

	AFS		HTM
	Amount	Yield	Amount	Yield
U.S. Government Agencies
Under 1 year	$6,937	3.96%	$0	0.00%
1 – 5 years	1,754	5.00%	0	0.00%
5 – 10 years	1,404	4.45%	0	0.00%
Over 10 years	0	0.00%	1,000	6.00%

Total U.S. Government Agencies	10,095	4.19%	1,000	6.00%
Obligations of State, Counties, Municipals
Under 1 year	0	0.00%	55	5.00%
1 – 5 years	0	0.00%	306	3.52%
5 – 10 years	1,519	3.21%	3,949	3.69%
Over 10 years	1,792	3.56%	25,097	4.21%

Total Obligations of State, Counties, Municipals	3,311	3.41%	29,407	4.22%

Mortgage-backed	79,122	4.84%	81,543	4.92%

Other Securities
Under 1 year	0	0.00%	0	0.00%
1 – 5 years	0	0.00%	1,005	5.44%
5 – 10 years	0	0.00%	0	0.00%
Over 10 years	1,057	3.79%	2,750	9.66%

Total Other Securities	1,057	3.79%	3,755	7.92%

Total Securities	$93,585	4.75%	$115,705	4.82%

Management has internally identified $928,000 in securities with a potential credit risk. As of March 31, 2006, this security has an unrealized loss of $77,000. Management believes this security is not other-than-temporarily impaired.

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
Composition of Loan Portfolio
dollars in thousands

	March 31,	December 31,
	2006	2005
Real Estate — Construction	$181,836	$157,381
Real Estate — Commercial	111,704	113,053
Real Estate — Residential	109,063	112,281
Real Estate — Other	3,981	2,556
Commercial	79,311	71,929
Consumer	15,620	15,938
Other	3,212	3,840
Deferred Fees	(556)	(557)

Total Loans	$504,171	$476,421

Totals loans grew $27.8 million since December 31, 2005. Management places an emphasis on short-term real estate lending such as construction, acquisition and development, and commercial real estate loans. The Company has established internal targets for real estate secured loans of at least 75% of total loans, with an emphasis on variable interest rate loans or loans with maturities under five years if at fixed rates. As of March 31, 2006, 80.6% of the loan portfolio was secured by real estate.
Provision and Allowance for Loan Losses. The Company has placed a great emphasis on identifying at-risk borrowers. The provision for loan losses is based on past loan experience and other factors, which in management’s judgment deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, trends in past due loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay their obligations to the Company. Management has in place a risk rating system designed for monitoring the Company’s loan portfolio in an effort to identify potential problem loans.

Loan delinquencies, defined as loans greater than 30 days past due plus any loans on nonaccrual status, were 0.57% of the total loan portfolio on March 31, 2006 as compared to 0.60% at December 31, 2005. Provision expense equaled $328,000 and $333,000 for the three months ended March 31, 2006 and 2005, respectively. A summary of loan loss experience during the three months ended March 31, 2006 and 2005 is provided below. Non-performing assets to total loans were 0.52% at March 31, 2006 as compared to 1.30% at March 31, 2005. The following is the activity in the allowance for loan losses:
Summary of Allowance for Loan Losses
dollars in thousands

	Three Months Ended
	March 31,
	2006	2005
Allowance for loan losses — beginning balance	$4,765	$4,428
Charge-offs	356	192
Recoveries	304	42

Net charge-offs	52	150
Provision for loan losses	328	333

Allowance for loan losses — ending balance	$5,041	$4,611

Loans outstanding at end of period	$504,171	$447,839

Average loans outstanding during period	$495,339	$441,237

Allowance for loan losses as a percentage of loans outstanding	1.00%	1.03%

Ratio of annualized net charge-offs during period to average loans	0.04%	0.14%
Nonperforming Assets. For financial statement purposes, nonaccrual loans are included in loans outstanding, whereas repossessions and other real estate are included in other assets.

The following is a summary of nonperforming assets as of March 31, 2006 and December 31, 2005:
Summary of Nonperforming Assets
dollars in thousands

	March 31, 2006	December 31, 2005
Non-accrual loans	$2,513	$2,273

Other real estate owned	181	346

Loans past due 90 days or more still accruing	0	0

Total nonperforming loans and OREO	2,694	2,619

Repossessions	17	4

Total nonperforming assets	$2,711	$2,623

The following table summarizes significant details of the loan portfolio as of March 31, 2006:
Supplemental Loan Information
dollars in thousands

				Other real	Year-to-date
				estate owned	net charge-	Allocation
	Loans	% of Total	Nonaccrual	and	offs	of
	outstanding	Loans	loans	repossessions	/(recoveries)	allowance

Real Estate — Construction	$181,836	36.0%	$903	$0	$0	$1,324
Real Estate — Commercial	111,704	22.2%	620	0	155	896
Real Estate — Residential	109,063	21.6%	162	181	17	692
Real Estate — Other	3,981	0.8%	0	0	0	26
Commercial	79,311	15.7%	795	0	(127)	1,290
Consumer	15,620	3.1%	33	17	7	794
Other	3,212	0.6%	0	0	0	19
Deferred Fees	(556)	0%	0	0	0	0

Total Loans	$504,171	100.0%	$2,513	$198	$52	$5,041

In addition to the nonaccrual loans, management has internally identified an additional $4.0 million in loans as potential problem credits. These loans are performing loans but are classified due to payment history, decline in the borrower’s financial position or decline in collateral value. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Loans classified as doubtful have all the weaknesses inherent in one classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. The following table shows the amount in each classification.
Summary of Performing
Classified Loans
As of March 31, 2006
dollars in thousands

Substandard	$3,302
Doubtful	746
Loss	0

Total	$4,048

Management believes the balance of the allowance for loan losses to be adequate as of March 31, 2006 based on its internal evaluation of the allowance for loan losses and loan portfolio. Quarterly, the allowance for loan losses is evaluated under the provision of Statement of Financial Accounting Standards (“SFAS”) Nos. 114 and 118. Under these guidelines, specific reserves are allocated for loans considered impaired. A general reserve is also maintained for the Company’s homogeneous loans. The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Although management believes the allowance for loan losses at March 31, 2006 to be adequate, further deterioration in problem credits, the results of the loan review process, or the impact of deteriorating economic conditions on borrowers, could require increases in the provision for loan losses and could result in future charges to earnings which could have a significant negative impact on net earnings.

DEPOSITS
The average daily amounts of deposits and rates paid on such deposits at March 31, 2006 and December 31, 2005 are summarized as follows:
Average Deposit Balance
dollars in thousands

	March 31, 2006		March 31, 2005
	Amount	Rate	Amount	Rate
Noninterest bearing demand deposit	$58,381	0.00%	$64,295	0.00%
Interest bearing demand deposit	163,436	2.89%	141,058	1.96%
Savings and money markets	66,633	2.19%	88,815	1.76%
Time deposit	257,141	4.04%	228,917	3.03%
Wholesale deposits	67,164	4.01%	53,005	3.34%

Total	$612,755	3.17%	$576,090	2.28%

The amount of time deposits of $100,000 or more outstanding at March 31, 2006 by time remaining until maturity or reprice is as follows:
Deposit Maturity
dollars in thousands

Under 3 months	$53,093
Over 3 months through 12 months	111,740
Over 1 year through 3 years	48,371
Over 3 years	12,556

Total	$225,760

Brokered certificates of deposit totaling $69.8 million are included in the above totals. The majority of these brokered deposits were used to purchase specific securities as part of the Company’s leverage transactions in 2003.

KEY RATIOS — Continuing Operations
Returns on average consolidated assets and average consolidated equity for continuing operations for the periods indicated are as follows for the three months ended March 31, 2006 and March 31, 2005:
Performance Indicators

	March 31, 2006	March 31, 2005
Return on average assets(1)(2)	0.57%	0.43%
Return on average equity(1)(2)	9.09%	5.39%
Average equity to average assets ratio	6.25%	8.03%

(1)	annualized
(2)	adjusted for the $2.1 million after-tax gain on sale of affiliate for comparative purposes
NONINTEREST INCOME
The components of the Company’s noninterest income include service charges on deposit accounts, other fees and commissions, mortgage banking activities, gain on sale of securities and gain on sale of assets. Noninterest income as a percentage of total gross revenue was 46.4% in the first three months of 2006 compared to 27.8% in the first three months of 2005. Total noninterest income increased 149.2% to $4.9 million for the three month period ended March 31, 2006. This increase was largely due to a $3.5 million gain on the sale of the Company’s interest in its affiliate, The Murray Banc Holding Company.
The largest component of the Company’s noninterest income is revenue generated on deposit accounts. Service charges on deposit accounts decreased $91,000, or 13.0% to $608,000 during the three months ended March 31, 2006 compared to the same period in 2005. This decrease is primarily due to a decrease in the volume of insufficient check fees charged to customers and a decrease in the number of accounts subject to service charges. Revenue from mortgage banking activities remained relatively flat at $345,000 for the first three months of 2006, an increase of $13,000 or 3.9% compared to the same period last year. Other service charges, fees and commissions also held relatively steady at $233,000 for the first three months of 2006, with a small decrease of $11,000, or 4.51%, over the first three months of 2005. Profits from the sale of securities also remained steady at $14,000 for the three months ended March 31, 2006 compared to $15,000 for the same period last year. Management does not anticipate significant security sales during the remainder of 2006.

NONINTEREST EXPENSE
Noninterest expense consists primarily of salaries and employee benefits, occupancy expenses, marketing, communications and other operating expenses. Total noninterest expense decreased $241,000, or 4.4%, to $5.2 million during the three months ended March 31, 2006 compared to the same period in 2005. Salaries and employee benefits, which totaled $3.0 million for the three month period, make up the largest category in noninterest operating expenses. These expenses decreased $126,000, or 4.0%, for the three month period ended March 31, 2006 due to continued infrastructure changes. Other operating expenses decreased $101,000 for the three months ended March 31, 2006 as the Company continued to improve operating efficiencies. Efficiency ratios by time period are listed below.
Efficiency Ratio
dollars in thousands

	March 31, 2006	March 31, 2005
Non Interest Expense	5,199	5,440
Net Interest Income	5,649	5,103
Non Interest Income*	1,442	1,966
Efficiency Ratio	73.3%	77.0%

*	adjusted for the $3.5 million gain on sale of affiliate for comparative purposes
INCOME TAXES
Income tax expense for the three months of 2006 totaled $1.8 million as compared to $316,000 for the same period in 2005. When measured as a percentage of income before taxes, the Company’s effective tax rate was 36.2% in 2006 as compared to 28.8% in 2005. The 2006 effective tax rate is higher than the 2005 tax rate due to the gain on sale of affiliate. Effective tax rates are lower than statutory rates due primarily to the interest from investment in tax exempt municipal bonds.

FINANCIAL CONDITION
Balance Sheet Summary
The Company’s total assets increased $33.5 million, or 4.5%, to $783.1 million at March 31, 2006 from $749.5 million at December 31, 2005. Loans grew $27.8 million, or 5.8%, since December 31, 2005, while securities grew $3.9 million, or 4.3%, since December 31, 2005. Other assets increased $6.8 million in the first quarter 2006 as the Company invested $6.0 million in bank owned life insurance.
This rapid asset increase was funded by deposit growth in the amount of $27.8 million since December 31, 2005. Total liabilities increased $30.7 million, or 4.4%, to $733.0 million at March 31, 2006 compared to $702.3 million at December 31, 2005. Securities sold under repurchase agreements increased $2.2 million to $47.7 million since December 31, 2005.
Shareholders’ equity increased $2.8 million to $50.0 million at March 31, 2006 compared to December 31, 2005 primarily due to the Company’s net income. See “Capital Position and Dividends” for further analysis.
Liquidity and Asset Management
The Company’s management seeks to maximize net interest income by managing the Company’s assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is the ability to maintain sufficient cash levels necessary to fund operations, meet the requirements of depositors and borrowers and fund attractive investment opportunities. Higher levels of liquidity bear corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets and higher interest expense involved in extending liability maturities. Liquid assets including cash, due from banks and federal funds sold totaled $34.1 million at March 31, 2006. In addition, the Company has $33.4 million in unpledged securities to secure additional borrowing capacity for liquidity needs.
The Company’s primary source of liquidity is a stable core deposit base. Payments from the loan and investment portfolios provide a secondary source. Borrowing lines with correspondent banks, the Federal Home Loan Bank and the Federal Reserve augment these traditional sources. Repurchase agreements, brokered CDs, public fund deposits and loan participations are alternative sources of funding to which the Company has access. As of March 31, 2006, the Company had approximately $41.6 million of available borrowings from the Federal Home Loan Bank and approximately $50.0 million of federal funds lines available for overnight borrowings.

The Company’s securities portfolio consists of earning assets that provide liquidity and/or interest income. For those securities classified as held to maturity the Company has the ability and intent to hold these securities to maturity. Securities classified as available for sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rates, prepayment risk, the need or desire to increase capital and similar economic factors. Cash flows totaling approximately $40.5 million are projected to be generated from the securities portfolio within the next twelve months.
A secondary source of liquidity is the Company’s loan portfolio. At March 31, 2006, loans of approximately $327.7 million either will become due or will be subject to rate adjustments within twelve months. Continued emphasis will be placed on structuring adjustable rate loans.
As for liabilities, time deposits greater than $100,000 of approximately $164.8 million will become due during the next twelve months. There have been no significant reductions in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings and management anticipates that there will be no significant withdrawals from these accounts in the future. However, future decreases in rates could have a negative effect on total deposits.
Management believes that with current liquid assets, present maturities, borrowing sources and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the near future. However, the Company’s subordinated debentures have certain interest payment requirements and the Company has certain operating expenses at the holding company level, which require dividends or management fees from the Company’s bank subsidiary in order to be funded. The Company anticipates that it will be able to meet required payments on its subordinated debentures for the next four quarters through available cash resources including such dividends.
If the Company’s bank subsidiary were unable to pay dividends to the Company for any other reason, the Company would be limited to parent company fees to fund its operating expenses and may require alternative financing sources, such as proceeds of an offering of its equity securities or the borrowing of additional amounts, upon receipt of prior regulatory approval, in order to fund these expenses and to meet its debt servicing obligations, including its senior bank debt and its subordinated debt obligation on the trust preferred securities issued by Civitas Statutory Trust I and Cumberland Capital Trust II.
Off Balance Sheet Arrangements
At March 31, 2006, the Company had unfunded loan commitments outstanding of $147.1 million and unfunded lines of credit and letters of credit of $6.9 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiary has the ability to liquidate Federal funds sold or securities available for sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Company’s bank subsidiary could sell participations in these or other loans to correspondent banks.

Capital Position and Dividends
At March 31, 2006, total shareholders’ equity was $50.0 million or 6.4% of total assets. The increase of $2.8 million in shareholders’ equity during the three months ended March 31, 2006 resulted mainly from the Company’s net income of $3.2 million and $135,000 in issuance of common stock through the Company’s Employee Stock Purchase Plan all partially offset by a $546,000 unrealized loss in securities available for sale.
The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary bank. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and the subsidiary bank have none, and a part of the allowance for loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary bank and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. Subordinated debentures are allowed to be counted in Tier I capital, subject to certain limitations. At March 31, 2006, the Company’s and its bank subsidiary’s total risk-based capital ratio, Tier I risk-based capital ratio, and Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) were as follows:
CAPITAL STANDARDS
dollars in thousands

	Required Minimum		Well Capitalized		Actual		Excess over
							Well
	Amount	Ratios	Amount	Ratios	Amount	Ratios	Capitalized
Tier I to average assets — leverage
Civitas BankGroup, Inc.	$30,502	4.00%	$38,127	5.00%	$69,082	9.06%	$30,955
Cumberland Bank	30,124	4.00%	37,655	5.00%	61,271	8.14%	23,616
Tier I to risk-weighted assets
Civitas BankGroup, Inc.	24,118	4.00%	36,178	6.00%	69,082	11.18%	32,009
Cumberland Bank	24,539	4.00%	36,809	6.00%	61,271	9.99%	24,463
Total capital to risk-weighted assets
Civitas BankGroup, Inc.	48,237	8.00%	60,296	10.00%	74,123	12.00%	12,335
Cumberland Bank	49,078	8.00%	61,348	10.00%	66,312	10.81%	4,965

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
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
Net interest income should benefit from an increase in market interest rates. This position reflects the asset sensitive bias of the balance sheet. Net interest income is exposed to falling interest rates. Market indicators suggest significant declines in short-term interest rate are unlikely in the near future.
Management believes there have been no significant changes in market risk as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
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

CIVITAS BANKGROUP, INC. (Registrant)
DATE: May 10, 2006	/s/ Richard Herrington
Richard Herrington,
President and Chief Executive Officer

DATE: May 10, 2006	/s/ Lisa Musgrove
Lisa Musgrove,
Executive Vice President, Chief Financial Officer and Chief Operating Officer