Form 10-Q
period 2006-06-30
CIVITAS BANKGROUP INC
filed 2006-08-09
CIK 1092099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
YES ☐   NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding: 15,893,601 shares as of July 31, 2006.

CIVITAS BANKGROUP, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
CIVITAS BANKGROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2006 and December 31, 2005
dollars in thousands, except per share amounts

	Unaudited
	June 30,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$26,984	$31,510
Federal funds sold	0	2,700

Total cash and cash equivalents	26,984	34,210
Interest bearing deposits in financial institutions	728	957
Securities available for sale	101,371	89,724
Securities held to maturity, fair value $111,690 and $113,577	115,967	115,446
Loans held for sale	4,037	3,720
Loans	535,078	476,421
Allowance for loan losses	(5,351)	(4,765)

Loans, net	529,727	471,656
Premises and equipment, net	14,108	14,025
Restricted equity securities	3,814	3,527
Bank owned life insurance	6,000	0
Investment in unconsolidated affiliates	2,993	7,734
Accrued interest receivable	3,885	3,567
Other assets	6,099	4,950

Total assets	$815,713	$749,516

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$66,271	$64,195
Interest bearing	583,204	536,571

Total deposits	649,475	600,766
Federal funds purchased and securities sold under repurchase agreements	62,438	45,452
Advances from Federal Home Loan Bank	32,000	35,000
Subordinated debentures	17,000	17,000
Accrued interest payable	2,964	2,109
Other liabilities	1,630	1,964

Total liabilities	$765,507	$702,291
Shareholders’ equity
Common stock, $0.50 par value, 40,000,000 authorized shares; 15,890,101 shares issued at June 30, 2006 and 15,835,095 at December 31, 2005	7,945	7,918
Additional paid-in capital	24,373	23,866
Retained earnings	20,653	16,942
Accumulated other comprehensive income (loss)	(2,765)	(1,501)

Total shareholders’ equity	50,206	47,225

Total liabilities and shareholders’ equity	$815,713	$749,516

See accompanying notes to unaudited consolidated financial statements.

CIVITAS BANKGROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
Three and Six Months Ended June 30, 2006 and 2005
dollars in thousands

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2006	2005	2006	2005
	Unaudited	Unaudited	Unaudited	Unaudited
Interest income
Loans, including fees	$9,930	$7,649	$19,087	$14,538
Securities	2,619	2,311	5,028	4,544
Federal funds sold and other interest income	97	83	195	214

Total interest income	12,646	10,043	24,310	19,296

Interest expense
Time deposits of $100 or more	2,414	1,333	4,352	2,191
Other deposits	2,950	2,127	5,796	4,502
Federal funds purchased and securities sold under repurchase agreements	766	348	1,288	579
Advances from Federal Home Loan Bank and other borrowings	409	540	834	1,043
Subordinated debentures	300	172	584	355

Total interest expense	6,839	4,520	12,854	8,670

Net interest income	5,807	5,523	11,456	10,626

Provision for loan losses	490	205	818	538

Net interest income after provision for loan losses	5,317	5,318	10,638	10,088

Other noninterest income
Service charges on deposit accounts	716	703	1,324	1,402
Other service charges, commissions and fees	279	205	512	449
Mortgage banking activities	413	485	758	817
Gain on sale of affiliate	0	0	3,457	0
Other noninterest income	171	1,041	427	1,532

Total other income	1,579	2,434	6,478	4,200
See accompanying notes to unaudited consolidated financial statements.

CIVITAS BANKGROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings (continued)
Three and Six Months Ended June 30, 2006 and 2005
dollars in thousands except share and per share amounts

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2006	2005	2006	2005
	Unaudited	Unaudited	Unaudited	Unaudited
Other expenses
Salaries and employee benefits	$3,154	$3,120	$6,178	$6,270
Occupancy and equipment expense	781	875	1,569	1,674
Communications	91	104	192	208
Other operating expenses	1,224	1,784	2,510	3,170

Total other expenses	5,250	5,883	10,449	11,322

Income from continuing operations before income taxes	1,646	1,869	6,667	2,966

Income tax expense	535	585	2,355	900

Income from continuing operations	$1,111	$1,284	$4,312	$2,066

Discontinued operations
Income from operations of discontinued components, less applicable income taxes	0	0	0	82
Gain on sale of discontinued operations, net of tax	0	567	0	3,382

Net Income	$1,111	$1,851	$4,312	$5,530

Other comprehensive income	(732)	699	(1,264)	(410)

Total comprehensive income	$379	$2,550	$3,048	$5,120

Per share data
Net earnings per share — basic — continuing operations	$0.07	$0.08	$0.27	$0.13
Net earnings per share — diluted — continuing operations	0.07	0.08	0.27	0.13

Net earnings per share — basic — discontinued operations	0.00	0.04	0.00	0.21
Net earnings per share — diluted — discontinued operations	0.00	0.04	0.00	0.21

Net earnings per share — basic	0.07	0.12	0.27	0.34
Net earnings per share — diluted	0.07	0.12	0.27	0.34

Weighted average shares outstanding — basic	15,890,101	15,684,270	15,873,812	16,309,764
Weighted average shares outstanding — diluted	15,959,500	15,729,577	15,926,643	16,374,669
See accompanying notes to unaudited consolidated financial statements.

CIVITAS BANKGROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
Six Months Ended June 30, 2006 and 2005
(Unaudited)
dollars in thousands except share amounts

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2004	17,578,864	$8,789	$38,191	$10,858	$(102)	$57,736

Exercise of stock options	71,203	36	328	0	0	364
Issuance of common stock	38,070	20	261	0	0	281
Retirement of common stock	(2,043,072)	(1,022)	(16,278)	0	0	(17,300)
Stock dividends per share	82,412	41	589	(630)	0	0
Comprehensive Income:
Net income	0	0	0	5,530	0	5,530
Other Comprehensive Income
Change in unrealized (loss) on securities available for sale	0	0	0	0	(446)	(446)
Less: adjustment for realized loss included in net income	0	0	0	0	36	36

Total comprehensive income (loss)						5,120

Balance June 30, 2005	15,727,477	$7,864	$23,091	$15,758	$(512)	$46,201

Balance, December 31, 2005	15,835,095	$7,918	$23,866	$16,942	$(1,501)	$47,225

Exercise of stock options	0	0	0	0	0	0

Issuance of common stock	15,834	8	94	0	0	102
Stock dividends per share	39,172	19	263	(285)	0	(3)
Cash dividends	0	0	0	(316)		(316)
Stock based compensation expense	0	0	150	0	0	150
Comprehensive Income:
Net income	0	0	0	4,312	0	4,312
Other comprehensive income
Change in unrealized loss on securities available for sale	0	0	0	0	(1,264)	(1,264)

Total comprehensive income						3,047

Balance, June 30, 2006	15,890,101	$7,945	$24,373	$20,653	$(2,765)	$50,206

See accompanying notes to unaudited consolidated financial statements.

CIVITAS BANKGROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2006 and 2005
dollars in thousands

	SIX MONTHS ENDED
	June 30,
	2006	2005
	Unaudited	Unaudited
Cash flows from operating activities

Net income	$4,312	$5,530

Adjustments to reconcile net income to cash from operating activities:
Provision for loan losses	818	538
Depreciation and amortization	675	1,432
Amortization/(accretion) of securities	12	107
Operations of unconsolidated affiliates	(182)	(330)
Stock based compensation	150	0
Origination of mortgage loans held for sale	(40,415)	(49,375)
Proceeds from sale of mortgage loans held for sale	40,856	49,539
Net (gain) on securities transactions	(5)	(15)
Net (gain) on sale of mortgage loans	(758)	(817)
Net (gain)/loss on sale of other real estate	9	(18)
Net (gain) on sale and income from operations of discontinued operations	0	(3,464)
Gain on sale of unconsolidated affiliate	(3,457)	0
Net change in accrued interest receivable	(318)	72
Net change in accrued interest payable and other liabilities	521	443
Net change in other assets	(934)	822

Total adjustments	(3,028)	(1,066)

Net cash provided by operating activities	1,284	4,464

Cash flows from investing activities
Net change in interest-bearing deposits in financial institutions	229	(157)
Purchases of securities available for sale	(30,998)	(21,069)
Proceeds from sale of securities available for sale	2,967	16,180
Proceeds from maturities and redemptions of securities available for sale	14,065	31,694
Purchases of securities held to maturity	(6,795)	(27,443)
Proceeds from maturities and redemptions of securities held to maturity	6,317	8,481
Investment in bank owned life insurance	(6,000)	0
Net change in loans	(58,509)	(11,094)
Proceeds from sale of unconsolidated affiliate	8,500	0
Investment in unconsolidated affiliates	17	19
Net (purchase) sale of premises and equipment	(758)	351
Purchase of restricted equity securities	(215)	0
Proceeds from sale of foreclosed property	193	345

Net cash used by investing activities	(70,987)	(2,693)

See accompanying notes to unaudited consolidated financial statements.

CIVITAS BANKGROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
Six Months Ended June 30, 2006 and 2005
dollars in thousands

	SIX MONTHS ENDED
	June 30,
	2006	2005
	Unaudited	Unaudited
Cash flows from financing activities
Net change in deposits	48,709	(11,917)
Change in federal funds purchased and securities sold under agreements to repurchase	16,986	10,369
Repayments of Federal Home Loan Bank advances	(3,000)	0
Dividends paid	(320)	0
Repurchase and retirement of common stock	0	(300)
Proceeds from issuance of common stock	102	991

Net cash provided by financing activities	62,477	(857)

Net change in cash and cash equivalents	(7,226)	914
Cash and cash equivalents at beginning of period	34,210	26,752

Cash and cash equivalents at end of period	$26,984	$27,666

Non-cash activities
Assets acquired through foreclosure	380	328
Stock received from disposal of subsidiary	0	17,000
See accompanying notes to unaudited consolidated financial statements.

CIVITAS BANKGROUP, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
June 30, 2006
(Unaudited)
Note 1. Basis of Presentation
The unaudited consolidated financial statements as of June 30, 2006 and for the three and six month periods ended June 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”), and in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the 2005 consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Note 2. Earnings per Share of Common Stock
Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Stock options are regarded as potential common shares to the extent that the exercise price for the option is less than the fair market value of our common stock. The Company included 52,831 shares of common stock issuable upon exercise of stock options in the diluted EPS calculation for the six month period ended June 30, 2006.
Note 3. Newly Adopted Accounting Pronouncements – Stock Option Plan
Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Accounting for Stock-Based Payment (SFAS 123R), using the modified-prospective transition method. Under this transition method, compensation cost recognized during the quarter ended June 30, 2006 includes:
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

Under the provisions of the modified-prospective transition method, results for the six months ended June 30, 2005 have not been restated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.
The Company did not recognize any gain or loss resulting from the cumulative effect of a change in accounting principle upon adoption of SFAS 123R on January 1, 2006. Based on the stock-based compensation awards outstanding as of December 31, 2005, for which the requisite service was not fully rendered prior to January 1, 2006, and any option grants as of June 30, 2006, the Company expects to recognize total pre-tax compensation cost of approximately $818,000 related to current outstanding stock option grants, of which $137,000 was recognized in the first six months of 2006. The cost is expected to be recognized over a weighted-average period of 4.75 years. Approximately $13,000 of expense was recognized in the first six months of 2006 associated with the Company’s Employee Stock Purchase Plan. The Company recorded $79,000 in deferred income tax benefits associated with the current expense. Future levels of compensation cost recognized related to stock-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption SFAS 123R. The following table illustrates the effect on net income from continuing operations and earnings per share from continuing operations for the six months ended June 30, 2005 if expense relating to the stock option plan had been recognized.

Net income from continuing operations	$2,066
Less stock-based compensation	124

Pro forma net income from continuing operations	$1,942

Basic earnings per share from continuing operations	$0.13
Pro forma basic earnings per share from continuing operations	0.12

Diluted earnings per share from continuing operations	0.13
Pro forma diluted earnings per share from continuing operations	0.12
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

Stock option activity for the six months ended June 30, 2006 and 2005 is summarized in the following tables:

	2006		2005
		Weighted		Weighted
		average		average
		exercise		exercise
	Shares	price	Shares	price
Outstanding at beginning of year	1,442,175	$7.51	896,144	$6.70
Granted	232,809	7.25	569,609	6.99
Exercised	0	—	68,655	7.08
Forfeited or expired	1,997	6.03	143,762	6.52

Outstanding at end of period	1,672,987	$7.21	1,253,336	$7.13

Weighted-average fair value of options granted shares during the period		$1.64		$1.42
Summary of exercisable options

	2006	2005
Options exercisable at period-end	1,151,706	295,190
Weighted-average price at period-end	$7.73	$6.09
Weighted-average contractual term	4.1 years	6.1 years
Amount of cash received for exercised	0	$366,687
Tax benefit realized on exercised options	0	$42,347
The following table summarizes the activity for non-vested stock options as of June 30, 2006 and 2005:

	2006	2005
Non-vested at beginning of year	360,943	683,744
Granted	232,809	569,609
Vested	70,474	92,437
Forfeited or expired	1,997	143,762

Non-vested at end of period	521,281	1,017,154

Note 4. Subsequent Events
The Company has declared a dividend of $0.02 per common share of the Company’s stock, payable on August 18, 2006 for shareholders of record on August 4, 2006.
On July 31, 2006, the Company completed the sale of its interest in real property consisting of two parcels, and the related improvements, located in Murray, Kentucky to BancKentucky, Inc., a Kentucky corporation (“BancKentucky”) for a purchase price of $925,000 less expenses of approximately $8,000. Prior to the sale, the Company had jointly owned the property with BancKentucky. The sale of the real property follows the sale by the Company to BancKentucky on March 31, 2006, of the Company’s 50% ownership interest in The Murray Banc Holding Company, LLC, the parent of The Murray Bank, a federal savings bank located in Murray, Kentucky.
Note 5. Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which are also recognized as separate components of equity.
Note 6. Accounting for Income Taxes
In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The Company has not yet determined the effect of adopting this Interpretation, which is effective for it on January 1, 2007.

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
The Company establishes the allocated amount separately for two different risk groups: (1) unique loans (commercial loans, including those loans considered impaired); and (2) homogenous loans (generally consumer loans). The allocation for unique loans is primarily based on risk rating grades assigned to each of these loans as a result of our loan management and review processes. Each risk-rating grade is assigned an estimated loss ratio, which is determined based on the experience of management, discussions with banking regulators, historical and current economic conditions and our independent loan review process. The Company estimates losses on impaired loans based on estimated cash flows discounted at the loan’s original effective interest rate or the underlying collateral value. The Company defines impaired loans as those classified as substandard, doubtful or loss. Estimated loss ratios are also assigned to the consumer loan portfolio. However, the estimated loss ratios for these homogeneous loans (e.g., automobile, residential mortgage, home equity) are based on consumer credit scores and not on the results of individual loan reviews.
The unallocated amount is particularly subjective and does not lend itself to an exact mathematical calculation. The Company uses the unallocated amount to absorb inherent losses which may exist as of the balance sheet date for such matters as changes in the local or national economy, the depth or experience of the lending staff, any concentrations of credit in any particular industry group, and new banking laws or regulations. After applicable factors are assessed, the aggregate unallocated amount is evaluated based on our management’s experience.
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

COMPANY OVERVIEW
General. Civitas BankGroup, Inc. is a Tennessee corporation and registered bank holding company headquartered in Franklin, Tennessee with $815.7 million in total assets at June 30, 2006. We provide banking and other financial services through our bank subsidiary, Cumberland Bank, within five (5) markets throughout Middle Tennessee. As of June 30, 2006, Cumberland Bank held $811.5 million in assets.
Unconsolidated Joint Ventures. The Company owns a 50% interest in Insurors Bank of Tennessee, headquartered in Nashville, Tennessee. Prior to March 31, 2006, the Company also owned a 50% interest in The Murray Banc Holding Company, LLC, the sole shareholder of The Murray Bank. Only the Company’s initial investment, adjusted for the pro rata share of operating results of these entities, is included in the consolidated financial statements. The Company’s portion of earnings is recorded in other noninterest income. Insurors Bank of Tennesee opened in November 2000 and had $82.7 million in assets at June 30, 2006. The remaining ownership interest in Insurors Bank is owned by InsCorp, a Tennessee corporation owned predominately by Tennessee insurance agents. Year to date, Insurors Bank has contributed $76,000 of pretax income to the Company.
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

OVERVIEW
General. During the six months ended June 30, 2006, the Company’s management continued to focus on improving the Company’s performance. Management’s primary short-term objectives include maintaining improved asset quality, creating operating efficiencies, building for future growth and emphasizing lower cost of funds. The ongoing evaluation of its operations and related operational improvements includes the continued centralization of certain backroom operations, reduction of duplicate operational processes and consideration of the disposal of underperforming subsidiaries. Set forth below are significant items that occurred from continuing operations during the three and six months ended June 30, 2006:
•	Income from continuing operations for the three months ended June 30, 2006, totaled $1.1 million compared to $1.3 million for the same period for 2005. Income from continuing operations for the six months ended June 30, 2006 totaled $4.3 million, including a $2.1 million after tax gain on the sale of the Company’s 50% ownership in The Murray Banc Holding Company.

•	Net earnings per diluted share from continuing operations decreased to $0.07 for the quarter ended June 30, 2006 compared to $0.08 for the same period in 2005. For the six month period ended June 30, 2006 net earnings per diluted share from continuing operations increased to $0.27 compared to $0.13 and included, in the 2006 first quarter, a $2.1 million one-time, after-tax gain on sale of The Murray Banc Holding Company. Excluding the after-tax gain on sale of the Company’s interest in The Murray Banc Holding Company, earnings per diluted share were $0.14 for the first six months of 2006.

•	The provision for loan losses was $490,000 for the second quarter of 2006 compared to $205,000 for the same period last year, an increase of $285,000. For the six month period ended June 30, 2006 provision for loan losses was $818,000 compared to $538,000 for the six month period ended June 30, 2005, an increase of $280,000. This increase in provision expense was primarily due to loan growth.

•	Assets increased from $749.5 million at December 31, 2005, to $815.7 million at June 30, 2006, a $66.2 million, or 8.8%, increase.

•	Loans increased to $535.1 million, up 12.3% from $476.4 million at year end 2005. This loan growth primarily occurred in real estate construction loans.

•	Nonperforming assets were $3.7 million at June 30, 2006, a 42.3% increase from the December 31, 2005 balance of $2.6 million.

•	Deposits totaled $649.5 million at June 30, 2006, an increase of 8.1% from $600.8 million at year end 2005.

•	Key performance indicators as of June 30, 2006 showed annualized return on average assets (ROA) of 1.10%. The annualized return on average shareholders’ equity (ROE) for the three months ended June 30, 2006 was 17.62%. Excluding the $2.1 million one-time, after-tax gain on sale of The Murray Banc Holding Company, our annualized ROA for the six months ended June 30, 2006 was 0.56% compared to 0.57% in the six months ended June 30, 2005 and the annualized ROE was 8.91% as compared to 8.50% in the first six months of 2005.

•	On March 31, 2006, the Company sold its interest in The Murray Banc Holding Company. The pre-tax gain on sale of this entity was $3.5 million.

•	On June 21, 2006, the Company opened a new branch in Hendersonville, Tennessee.

•	The Company announced its approval for listing on the NASDAQ Global Market.

Non-GAAP Financial Measures. The Company has presented in this Quarterly Report on Form 10-Q certain non-GAAP financial measures excluding the $2.1 million after tax gain on the sale of its interest in The Murray Banc Holding Company, including non-GAAP net income, diluted earnings per share, annualized ROA and ROE and efficiency ratio for the first six months ended June 30, 2006.
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
This Quarterly Report on Form 10-Q contains non-GAAP net income, diluted EPS, annualized ROA and ROE and the Company’s efficiency ratio for the six months ended June 30, 2006. The Company excluded the effects of the gain on sale of The Murray Banc Holding Company because management believes that the information provides investors with additional information to more completely evaluate the Company’s ongoing operational performance without the effect of the one-time gain on the sale of its interest in The Murray Banc Holding Company. In addition, these measures facilitate making period-to-period comparisons and the Company believes that these measures are more meaningful indications of its operating performance. Management uses these non-GAAP financial measures for internal managerial purposes, including as a means to compare period-to-period operating results.
Set forth below is a reconciliation of the non-GAAP financial measures contained in this Quarterly Report on Form 10-Q to the most directly comparable GAAP financial measures.

	Net Income	EPS	ROA	ROE
GAAP amounts	$4,312	$0.27	1.10%	17.62%
Adjustment for gain on sale of affiliate, net of tax	2,132	0.13	0.54%	8.71%
Non-GAAP amounts	2,180	0.14	0.56%	8.91%

Efficiency Ratio
		Excluding gain on sale
	As reported	of affiliate, net of tax
Non interest expense	$10,449	$10,449
Net interest income	11,456	11,456
Non interest income	6,478	3,022
Efficiency ratio	58.3%	72.2%

The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest bearing liabilities, such as deposits and borrowings. The following is an analysis of net interest income for the three and six months ending June 30, 2006.
NET INTEREST INCOME ANALYSIS — SECOND QUARTER RESULTS
Net Income. The Company recorded income from continuing operations for the second quarter of 2006 of $1.1 million compared with $1.3 million in the second quarter of 2005. Diluted earnings from continuing operations per share for the second quarter of 2006 were $0.07 as compared $0.08 for second quarter 2005.
Net Interest Income and Net Interest Margin. Net interest income for the second quarter of 2006 increased $284,000 as compared to the second quarter of 2005. This increase is comprised of a $2.6 million increase in interest income, partially offset by a $2.3 million increase in the cost of funds. Net interest margin for the second quarter of 2006 decreased 16 basis points to 3.14% from 3.30% in the second quarter of 2005. The changes in net interest income and net interest margin for the three months ended June 30, 2006 as compared to the same period in 2005 were primarily the result of the following:
Rate:
•	Yield on loans increased 93 basis points.

•	Investment security yield increased 44 basis points to 4.87%.

•	Rates on deposits increased 103 basis points.

•	Federal funds purchased and repurchase agreements interest rates increased 160 basis points.

•	Interest rates on other borrowed money decreased 25 basis points.

•	Cost of subordinated debentures increased 133 basis points.
Volume:
•	Total average earning assets increased $70.3 million, or 10.5%, with the significant amount of this increase in the Company’s average loan portfolio, which increased by $64.4 million, or 14.2%. This increase was offset by the reduction of federal funds sold in the amount of $1.1 million.

•	Average interest-bearing liabilities increased $65.1 million, or 9.6%. Average deposits accounted for $48.0 million of this increase, while repurchase agreements accounted for $6.4 million of this increase.
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

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities and net interest margin for the three months ended June 30, 2006 and 2005:
Average Balance Sheet
dollars in thousands

	Three Months Ended			Three Months Ended
	06/30/06			06/30/05
	Average		Revenue/	Average		Revenue/
	Balance	Yield	Expense	Balance	Yield	Expense

Loans [1,2]	$518,773	7.68%	$9,930	$454,385	6.75%	$7,649
Securities [3]	215,512	4.87%	2,619	209,162	4.43%	2,311
Federal funds sold	2,519	4.78%	30	3,591	2.23%	20
Other earning assets	5,561	4.83%	67	4,970	5.08%	63

Total earning assets	742,365	6.83%	12,646	672,108	5.99%	10,043
Cash and due from banks	26,077			22,811
Allowance for loan losses	(5,116)			(4,581)
Other assets	33,530			31,562

Total assets	$796,856			$721,900

Deposits	626,668	3.43%	5,364	$578,656	2.40%	3,460
Federal funds purchased and securities sold under repurchase agreements	63,993	4.80%	766	43,609	3.20%	348
Subordinated debentures	17,000	7.08%	300	12,000	5.75%	172
Borrowed funds	32,220	5.09%	409	40,550	5.34%	540

Total interest bearing liabilities	739,881	3.71%	6,839	674,815	2.69%	4,520

Other liabilities	6,735			2,852
Shareholders’ equity	50,240			44,233

Total liabilities and shareholders’ equity	$796,856			$721,900

Net interest income			$5,807			$5,523

Net interest margin		3.14%			3.30%

1.	Interest income includes loan fees.

2.	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

3.	No taxable equivalent adjustments have been made.
On a fully tax equivalent basis, net interest income increases $206,000 for the three month period ended June 30, 2006 and $187,000 for the three month period ended June 30, 2005, raising the net interest margin to 3.25% and 3.40%, respectively.

NET INTEREST INCOME ANALYSIS — SIX MONTHS RESULTS
Net Income. The Company recorded income from continuing operations for the first six months of 2006 of $4.3 million compared with income of $2.1million in the same period in 2005. Diluted earnings from continuing operations per share for the first six months of 2006 were $0.27 as compared $0.13 for first six months of 2005. Excluding the $2.1 million after tax gain on the sale of The Murray Banc Holding Company, the Company’s net income was $2.2 million for the first six months of 2006, and its diluted earnings per share was $0.14.
Net Interest Income and Net Interest Margin. Net interest income for the first six months of 2006 increased $830,000 as compared to the first six months of 2005. This increase is comprised of a $5.0 million increase in interest income, partially offset by a $4.2 million increase in the cost of funds. Net interest margin for the first six months of 2006 decreased 2 basis points to 3.19% from 3.21% in the first six months of 2005. The changes in net interest income and net interest margin for the six months ended June 30, 2006 as compared to the same period in 2005 were primarily the result of the following:
Rate:
•	Yield on loans increased 104 basis points.

•	Investment security yield increased 40 basis points to 4.84%.

•	Rates on deposits increased 97 basis points.

•	Federal funds purchased and repurchase agreements interest rates increased 178 basis points.

•	Interest rates on other borrowed money decreased 13 basis points.

•	Cost of subordinated debentures increased 96 basis points.
Volume:
•	Total average earning assets increased $57.0 million, or 8.5%, with the significant amount of this increase in the Company’s average loan portfolio, which increased by $59.0 million, or 13.2%. This increase was offset by the reduction of federal funds sold in the amount of $4.4 million and the reduction of other interest earning assets in the amount of $364,000.

•	Average interest-bearing liabilities increased $53.5 million, or 7.9%. Average deposits accounted for $40.8 million of this increase, while repurchase agreements accounted for $15.0 of this increase and subordinated debentures increased $5.0 million. Other borrowings decreased $7.3 million, or 18.1%.
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

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities and net interest margin for the six months ended June 30, 2006 and 2005:
Average Balance Sheet
dollars in thousands

	Six Months Ended			Six Months Ended
	06/30/06			06/30/05
	Average		Revenue/	Average		Revenue/
	Balance	Yield	Expense	Balance	Yield	Expense

Loans [1,2]	$506,843	7.59%	$19,087	$441,846	6.55%	$14,538
Securities [3]	209,317	4.84%	5,028	206,553	4.44%	4,544
Federal funds sold	3,447	4.68%	80	7,869	2.31%	90
Other earning assets	5,441	4.26%	115	5,805	4.31%	124

Total earning assets	725,048	6.76%	24,310	668,073	5.82%	19,296
Cash and due from banks	26,300			23,611
Allowance for loan losses	(5,041)			(5,106)
Other assets	34,319			35,558

Total assets	$780,626			$722,136

Deposits	$618,706	3.31%	10,148	$577,954	2.34%	6,693
Federal funds purchased and securities sold under repurchase agreements	56,976	4.56%	1,288	41,937	2.78%	579
Subordinated debentures	17,000	6.93%	584	12,000	5.97%	355
Borrowed funds	33,210	5.06%	834	40,550	5.19%	1,043

Total interest bearing liabilities	725,892	3.57%	12,854	672,441	2.60%	8,670

Other liabilities	5,781			1,076
Shareholders’ equity	48,953			48,619

Total liabilities and shareholders’ equity	$780,626			$722,136

Net interest income			$11,456			$10,626

Net interest margin		3.19%			3.21%

1	Interest income includes loan fees.

2	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

3	No taxable equivalent adjustments have been made.
On a fully tax equivalent basis, net interest income increases $411,000 for the six month period ended June 30, 2006 and $371,000 for the six month period ended June 30, 2005, raising the net interest margin to 3.30% and 3.32%, respectively.

INVESTMENT PORTFOLIO
General. The Company invests primarily in mortgage-backed securities, tax-free municipals and federal agency bonds and these investments are used as a source of liquidity. The following table presents, at the periods indicated, the carrying amount of our securities portfolio segregated into available for sale, or AFS, and held to maturity, or HTM, categories:
Composition of Investment Portfolio
dollars in thousands

	June 30,	December 31,
	2006	2005
Available for Sale
U.S. Government Agencies	$7,205	$7,864
Obligations of States, Counties, Municipals	3,261	3,300
Mortgage-backed	90,905	77,452
Other securities	0	1,108

Total Available for Sale	101,371	89,724
Held to Maturity
U.S. Government Agencies	1,000	0
Obligations of States, Counties, Municipals	29,412	28,669
Mortgage-backed	81,800	84,522
Other Debt Securities	3,755	2,255

Total Held to Maturity	115,967	115,446

Total Securities	$217,338	$205,170

At June 30, 2006, approximately $185.8 million of the Company’s security portfolio was pledged to secure public funds, securities sold under repurchase agreements, and other deposits. Net unrealized losses on available for sale securities was $4.2 million at June 30, 2006.

The following table indicates the maturities of securities at June 30, 2006 at the carrying amount and the weighted average yields of such securities:
Maturity of Investment Portfolio
dollars in thousands

	AFS		HTM
	Amount	Yield	Amount	Yield
U.S. Government Agencies
Under 1 year	$4,330	4.76%	$0	—
1 – 5 years	1,486	5.00%	0	—
5 – 10 years	1,389	4.45%	0	—
Over 10 years	0	—	1,000	6.00%

Total U.S. Government Agencies	7,205	4.75%	1,000	6.00%
Obligations of State, Counties, Municipals
Under 1 year	0	—	151	3.90%
1 – 5 years	256	3.20%	155	3.15%
5 – 10 years	1,678	3.17%	4,779	3.70%
Over 10 years	1,327	3.72%	24,327	4.22%

Total Obligations of State, Counties, Municipals	3,261	3.41%	29,412	4.22%

Mortgage-backed	90,905	5.00%	81,800	4.94%

Other Securities
Under 1 year	0	—	0	—
1 – 5 years	0	—	1,005	5.44%
5 – 10 years	0	—	0	—
Over 10 years	0	—	2,750	9.07%
Total Other Securities	0	—	3,755	8.10%

Total Securities	$101,371	4.93%	$115,967	4.84%

Management has internally identified one security as a potential credit risk. As of June 30, 2006, this security has a book value of $1,005,000 and an unrealized loss of $50,000. Management believes this security is not other-than-temporarily impaired.

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
Composition of Loan Portfolio
dollars in thousands

	June 30,	December 31,
	2006	2005
Real Estate — Construction	$217,002	$157,381
Real Estate — Residential	116,811	112,281
Real Estate — Commercial	107,985	113,053
Real Estate — Other	13,555	2,556
Commercial	63,213	71,929
Consumer	14,710	15,938
Other	2,326	3,840
Deferred Fees	(524)	(557)

Total Loans	$535,078	$476,421

Totals loans grew $58.7 million since December 31, 2005. Management places an emphasis on short-term real estate lending such as construction, acquisition and development, and commercial real estate loans. The Company has established internal targets for real estate secured loans of at least 75% of total loans, with an emphasis on variable interest rate loans or loans with maturities under five years if at fixed rates. As of June 30, 2006, 85.1% of the loan portfolio was secured by real estate.
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

Loan delinquencies were 0.82% of the total loan portfolio on June 30, 2006, compared to 0.60% at December 31, 2005. Provision expense equaled $818,000 and $538,000 for the six months ended June 30, 2006 and 2005, respectively. A summary of loan loss experience during the six months ended June 30, 2006 and 2005 is provided below. The following is the activity in the allowance for loan losses:
Summary of Allowance for Loan Losses
dollars in thousands

	Six Months Ended
	June 30,
	2006	2005
Allowance for loan losses — beginning balance	$4,765	$4,427
Charge-offs	(621)	(400)
Recoveries	389	124

Net charge-offs	232	276
Sale of subsidiary	0	(42)

Provision for loan losses	818	538

Allowance for loan losses — ending balance	$5,351	$4,647

Loans outstanding at end of period	$535,078	$447,839

Average loans outstanding during period	$506,843	$441,237

Allowance for loan losses as a percentage of loans outstanding	1.00%	1.03%

Ratio of annualized net charge-offs during period to average loans	0.09%	0.14%

Nonperforming Assets. For financial statement purposes, nonaccrual loans are included in loans outstanding, whereas repossessions and other real estate are included in other assets.
The following is a summary of nonperforming assets as of June 30, 2006 and December 31, 2005:
Summary of Nonperforming Assets
dollars in thousands

	June 30, 2006	December 31, 2005
Non-accrual loans	$3,284	$2,273
Other real estate owned	514	346
Loans past due 90 days or more still accruing	0	0

Total nonperforming loans and OREO	3,798	2,619
Repossessions	66	4

Total nonperforming assets	$3,864	$2,623

     The following table summarizes significant details of the loan portfolio as of June 30, 2006:
Supplemental Loan Information
dollars in thousands

				Other real
				estate owned	Year-to-date	Allocation
	Loans	% of Total	Nonaccrual	and	net charge-	of
	outstanding	Loans	loans	repossessions	offs	allowance

Real Estate — Construction	$217,002	40.6%	$157	$0	$0	$1,393
Real Estate — Residential	116,811	21.8%	1,034	514	29	543
Real Estate — Commercial	107,985	20.2%	1,362	0	132	1,249
Real Estate — Other	13,555	2.5%	0	0	0	86
Commercial	63,213	11.8%	689	0	41	1,275
Consumer	14,710	2.7%	42	66	29	794
Other	2,326	0.4%	0	0	1	11
Deferred Fees	(524)	0%	0	0	0	0

Total Loans	$535,078	100.0%	$3,284	$580	$232	$5,351

In addition to the nonaccrual loans, management has internally identified an additional $3.1 million in loans as potential problem credits. These loans are performing loans but are classified due to payment history, decline in the borrower’s financial position or decline in collateral value. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Loans classified as doubtful have all the weaknesses inherent in one classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. The following table shows the amount in each classification.
Summary of Performing
Classified Loans
As of June 30, 2006
dollars in thousands

Substandard	$3,404
Doubtful	1,679
Loss	0

Total	$5,083

Management believes the balance of the allowance for loan losses to be adequate as of June 30, 2006 based on its internal evaluation of the allowance for loan losses and loan portfolio. Quarterly, the allowance for loan losses is evaluated under the provision of Statement of Financial Accounting Standards (“SFAS”) Nos. 114 and 118. Under these guidelines, specific reserves are allocated for loans considered impaired. A general reserve is also maintained for the Company’s homogeneous loans. The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Although management believes the allowance for loan losses at June 30, 2006 to be adequate, further deterioration in problem credits, the results of the loan review process, or the impact of deteriorating economic conditions on borrowers, could require increases in the provision for loan losses and could result in future charges to earnings which could have a significant negative impact on net earnings.

DEPOSITS
The average daily amounts of deposits and rates paid on such deposits at June 30, 2006 and June 30, 2005 are summarized as follows:
Average Deposit Balance
dollars in thousands

	June 30, 2006		June 30, 2005
	Amount	Rate	Amount	Rate
Noninterest bearing demand deposit	$57,237	0.00%	$68,351	0.00%
Interest bearing demand deposit	153,763	2.96%	142,870	2.11%
Savings and money markets	66,095	2.23%	83,147	1.80%
Time deposit	275,133	4.24%	231,059	3.08%
Wholesale deposits	66,478	3.91%	52,527	3.36%

Total	$618,706	3.28%	$577,954	2.35%

     The amount of time deposits of $100,000 or more outstanding at June 30, 2006 by time remaining until maturity or reprice is as follows:
Deposit Maturity
dollars in thousands

Under 3 months	$89,978
Over 3 months through 12 months	103,822
Over 1 year through 3 years	45,147
Over 3 years	10,084

Total	$249,031

Brokered certificates of deposit totaling $64.8 million are included in the above totals. The majority of these brokered deposits were used to purchase specific securities as part of the Company’s leverage transactions in 2003.

KEY RATIOS — Continuing Operations
Returns on average consolidated assets and average consolidated equity for continuing operations for the periods indicated are as follows for the six months ended June 30, 2006 and June 30, 2005:
Performance Indicators

	June 30, 2006	June 30, 2005
Return on average assets (1)(2)	0.56%	0.57%
Return on average equity (1)(2)	8.91%	8.50%
Average equity to average assets ratio	6.27%	6.16%

(1)	annualized

(2)	adjusted for the $2.1 million after-tax gain on sale of affiliate for comparative purposes
NONINTEREST INCOME
The components of the Company’s noninterest income include service charges on deposit accounts, other fees and commissions, mortgage banking activities, gain on sale of securities and gain on sale of assets. Noninterest income as a percentage of total gross revenue was 36.1% in the first six months of 2006 compared to 28.3% in the first six months of 2005. Although total noninterest income decreased 35.1% to $1.6 million for the three month period ended June 30, 2006, it increased 54.2% to $6.5 million for the six month period ended June 30, 2006. The increase in the six month period was largely due to a $3.5 million pre-tax gain on the sale of the Company’s interest in its affiliate, The Murray Banc Holding Company. The decrease in the three month period was primarily due to numerous one-time gains in 2005, such as the sale of one of the bank’s branches.
The largest component of the Company’s noninterest income is revenue generated on deposit accounts. Service charges on deposit accounts remained relatively flat, increasing only $13,000, or 1.9% to $716,000 during the three months ended June 30, 2006 compared to the same period in 2005. Service charges on deposit accounts decreased $78,000, or 5.5%, for the first six months of 2006 compared to the same period in 2005. This decrease is primarily due to a decrease in the volume of insufficient check fees charged to customers and a decrease in the number of accounts subject to service charges. Revenue from mortgage banking activities remained relatively flat at $413,000 for the three months and $758,000 for the six months ended June 30, 2006. Other service charges, fees and commissions also held relatively steady at $279,000 for the second quarter of 2006 and $512,000 for the six months ended June 30, 2006.

NONINTEREST EXPENSE
Noninterest expense consists primarily of salaries and employee benefits, occupancy expenses, marketing, communications and other operating expenses. Total noninterest expense decreased $633,000, or 10.8%, to $5.3 million during the three months ended June 30, 2006 compared to the same period in 2005 and decreased $873,000, or 7.7%, for the six month period ended June 30, 2006. Salaries and employee benefits, which totaled $3.2 million for the three month period, make up the largest category in noninterest operating expenses. These expenses only increased $34,000, or 1.1%, for the three month period ended June 30, 2006 despite the expense incurred for the new accounting standard for stock compensation and additional personnel related to a new branch location. For the six month period, salaries decreased $92,000, or 1.5%, to $6.2 million. Other operating expenses decreased $560,000 for the three months ended June 30, 2006 and $660,000 for the six months ended June 30, 2006 as the Company continued to improve operating efficiencies. Efficiency ratios by time period are listed below.
Efficiency Ratio
dollars in thousands

	June 30, 2006	June 30, 2005
Non Interest Expense	$10,449	$11,322
Net Interest Income	11,456	10,626
Non Interest Income*	3,022	4,200
Efficiency Ratio	72.2%	76.4%

*	adjusted for the $3.5 million pre-tax gain on sale of affiliate for comparative purposes
INCOME TAXES
Income tax expense for the three months ended June 30, 2006 totaled $535,000 as compared to $585,000 for the same period in 2005. For the six month period ended June 30, 2006, income tax expense was $2.3 million as compared to $900,000. When measured as a percentage of income before taxes, the Company’s effective tax rate was 32.5% for the second quarter of 2006 as compared to 31.3% in 2005. For the six month period ended June 30, 2006, the effective tax rate was 35.3% as compared to 30.3% for the same period in 2005. The 2006 effective tax rate is higher than the 2005 tax rate due to the gain on sale of affiliate. Effective tax rates are lower than statutory rates due primarily to the interest from investment in tax exempt municipal bonds.

FINANCIAL CONDITION
Balance Sheet Summary
The Company’s total assets increased $66.2 million, or 8.8%, to $815.7 million at June 30, 2006, from $749.5 million at December 31, 2005. Loans grew $58.7 million, or 12.3%, since December 31, 2005, while securities grew $12.2 million, or 5.9%, since December 31, 2005. The Company invested $6.0 million in bank owned life insurance in 2006, further increasing total assets, which was partially offset by the $4.7 million decrease in investment in an unconsolidated affiliate, stemming from the sale of an affiliate in the first quarter.
This rapid asset increase was funded by deposit growth in the amount of $48.7 million since December 31, 2005. Total liabilities increased $63.2 million, or 9.0%, to $765.5 million at June 30, 2006 compared to $702.3 million at December 31, 2005. Securities sold under repurchase agreements increased $3.0 million to $48.5 million since December 31, 2005. The remainder of the asset growth was further funded by the $16.7 million shift from federal funds sold to federal funds purchased.
Shareholders’ equity increased $3.0 million to $50.2 million at June 30, 2006 compared to December 31, 2005 primarily due to the Company’s net income. See “Capital Position and Dividends” for further analysis.
Liquidity and Asset Management
The Company’s management seeks to maximize net interest income by managing the Company’s assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is the ability to maintain sufficient cash levels necessary to fund operations, meet the requirements of depositors and borrowers and fund attractive investment opportunities. Higher levels of liquidity bear corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets and higher interest expense involved in extending liability maturities. Liquid assets including cash, due from banks and federal funds sold totaled $27.0 million at June 30, 2006. In addition, the Company has $31.6 million in unpledged securities to secure additional borrowing capacity for liquidity needs.
The Company’s primary source of liquidity is a stable core deposit base. Payments from the loan and investment portfolios provide a secondary source. Borrowing lines with correspondent banks, the Federal Home Loan Bank and the Federal Reserve augment these traditional sources. Repurchase agreements, brokered CDs, public fund deposits and loan participations are alternative sources of funding to which the Company has access. As of June 30, 2006, the Company had approximately $28.4 million of available borrowings from the Federal Home Loan Bank and approximately $56.5 million of federal funds lines available for overnight borrowings.

The Company’s securities portfolio consists of earning assets that provide liquidity and/or interest income. For those securities classified as held to maturity the Company has the ability and intent to hold these securities to maturity. Securities classified as available for sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rates, prepayment risk, the need or desire to increase capital and similar economic factors. Cash flows totaling approximately $38.9 million are projected to be generated from the securities portfolio within the next twelve months.
A secondary source of liquidity is the Company’s loan portfolio. At June 30, 2006, loans of approximately $332.9 million either will become due or will be subject to rate adjustments within twelve months. Continued emphasis will be placed on structuring adjustable rate loans.
As for liabilities, time deposits greater than $100,000 of approximately $193.8 million will become due during the next twelve months. There have been no significant reductions in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings accounts and management anticipates that there will be no significant withdrawals from these accounts in the future. However, future decreases in rates could have a negative effect on total deposits.
Management believes that with current liquid assets, present maturities, borrowing sources and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the near future. However, the Company’s subordinated debentures have certain interest payment requirements and the Company has certain operating expenses at the holding company level, which may require dividends or management fees from Cumberland Bank in order to be funded. The Company anticipates that it will be able to meet required payments on its subordinated debentures for the next four quarters through available cash resources including such dividends.
If the Cumberland Bank were unable to pay dividends to the Company for any reason, the Company would be limited to parent company fees to fund its operating expenses and may require alternative financing sources, such as proceeds of an offering of its equity securities or the borrowing of additional amounts, in order to fund these expenses and to meet its debt servicing obligations, including its senior bank debt and its subordinated debt obligation on the trust preferred securities issued by Civitas Statutory Trust I and Cumberland Capital Trust II.
Off Balance Sheet Arrangements
At June 30, 2006, the Company had unfunded loan commitments outstanding of $156.4 million and unfunded lines of credit and letters of credit of $10.2 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Cumberland Bank has the ability to liquidate Federal funds sold or securities available for sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, Cumberland Bank could sell participations in these or other loans to correspondent banks.

Capital Position and Dividends
At June 30, 2006, total shareholders’ equity was $50.2 million or 6.2% of total assets. The increase of $3.0 million in shareholders’ equity during the six months ended June 30, 2006 resulted mainly from the Company’s net income of $4.3 million and $102,000 in issuance of common stock through the Company’s Employee Stock Purchase Plan, $150,000 in stock based compensation expense, all partially offset by a $1.3 million unrealized loss in securities available for sale and $318,000 in dividends paid.
The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary bank. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and the subsidiary bank have none, and a part of the allowance for loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require Cumberland Bank and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. Subordinated debentures are allowed to be counted in Tier I capital, subject to certain limitations. At June 30, 2006, the Company’s and Cumberland Bank total risk-based capital ratio, Tier I risk-based capital ratio, and Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) were as follows:
CAPITAL STANDARDS
dollars in thousands

							Excess
							over
	Required Minimum		Well Capitalized		Actual		Well
	Amount	Ratios	Amount	Ratios	Amount	Ratios	Capitalized

Tier I to average assets — leverage
Civitas BankGroup, Inc.	$31,872	4.00%	$39,840	5.00%	$70,016	8.79%	$30,176
Cumberland Bank	31,655	4.00%	39,569	5.00%	62,599	7.91%	23,030
Tier I to risk-weighted assets
Civitas BankGroup, Inc.	26,024	4.00%	39,037	6.00%	70,016	10.76%	32,979
Cumberland Bank	25,839	4.00%	38,759	6.00%	62,599	9.69%	23,840
Total capital to risk-weighted assets
Civitas BankGroup, Inc.	52,049	8.00%	65,061	10.00%	75,367	11.58%	10,306
Cumberland Bank	51,678	8.00%	64,598	10.00%	67,950	10.52%	3,352

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
Interest rate risk (sensitivity) management focuses on risk to long-term earnings capacity and economic value of equity associated with changing interest rates. As the Company’s rate sensitivity position has an important impact on earnings, management seeks to maintain profitability in both immediate and long-term earnings through funds management/interest rate risk management. Responsibility for managing interest rate risk and liquidity rests with the Cumberland Bank Asset/Liability Committee (“ALCO”). ALCO reviews interest rate and liquidity exposures, adopts balance sheet strategies, and ensures policy compliance. Simulation and gap analysis are utilized to measure the interest sensitivity of assets and liabilities. Cash flow, maturing and repricing information from the Company’s balance sheet are quantified using a variety of potential interest rate environments to estimate earnings sensitivity and capital risk to changing interest rates.
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
There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Other than with respect to the updated risk factor set forth below, there have been no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. A version of the risk factor set out below was previously included in the Company’s Annual Report on Form 10-K, but has been revised to reflect that the Company’s common stock is now listed on the NASDAQ Global Market rather than traded on the over-the-counter bulletin board.
Even though the Company’s common stock is currently traded on the NASDAQ Global Market, it has less liquidity than the average stock quoted on a national securities exchange.
Even though the Company’s common stock began trading on the NASDAQ Global Market on July 18, 2006, the trading volume in its common stock on the NASDAQ Global Market remains relatively low when compared with larger companies listed on the NASDAQ Global Market or other national stock exchanges. Although, the Company anticipates that a more active and liquid market will develop for its common stock following its listing on the NASDAQ Global Market, the Company, cannot guarantee that such a market will develop. Because of this, it may be more difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares.
The Company cannot predict the effect, if any, that future sales of its common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of its common stock. The Company can give no assurance that sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of the Company’s common stock to decline or impair the Company’s future ability to raise capital through sales of its common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None
Item 3. Defaults Upon Senior Securities
          None

Item 4. Submission of Matters to a Vote of Security Holders
(a) The Company’s annual meeting of shareholders was held on April 26, 2006.
(b) At the annual meeting, the shareholders voted to elect the following eleven (11) directors to hold office until the next annual meeting of the Company’s shareholders and until their successors are duly elected and have been qualified:

	Votes in	Votes
Director	Favor	Withheld
Richard Herrington	12,780,880	172,797
Danny Herron	12,924,831	28,846
Frank Inman, Jr.	12,937,551	16,126
Tom Paschal	12,924,781	28,896
Joel Porter	12,594,992	358,685
Tom Price	12,935,477	18,200
Paul Pratt, Sr.	12,935,581	18,096
Alex Richmond	12,936,543	17,134
John Shepherd	12,749,911	203,766
John Stein	12,937,807	15,870
John S. Wilder, Sr.	12,408,496	545,181
(c) The following other matters were voted on by the shareholders:

	Votes	Votes	Votes	Broker
	For	Against	Abstain	Non-Votes

Amend 1998 Stock Option Plan	6,725,812	465,554	198,366	5,563,946
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

CIVITAS BANKGROUP, INC.
(Registrant)

DATE: August 9, 2006	/s/ Richard Herrington
Richard Herrington,
President and Chief Executive Officer

DATE: August 9, 2006	/s/ Lisa Musgrove
Lisa Musgrove,
Executive Vice President, Chief Financial Officer and Chief Operating Officer