Form 10-Q
period 2006-09-30
CIVITAS BANKGROUP INC
filed 2006-11-08
CIK 1092099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding: 15,899,348 shares as of October 31, 2006.

CIVITAS BANKGROUP, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
CIVITAS BANKGROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2006 and December 31, 2005
dollars in thousands, except per share amounts

	Unaudited
	September 30,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$14,244	$31,510
Federal funds sold	2,500	2,700

Total cash and cash equivalents	16,744	34,210
Interest bearing deposits in financial institutions	774	957
Securities available for sale	104,188	89,724
Securities held to maturity, fair value $113,145 and $113,577	114,827	115,446
Loans held for sale	2,939	3,720
Loans	596,050	476,421
Allowance for loan losses	(6,012)	(4,765)

Loans, net	590,038	471,656
Premises and equipment, net	14,035	14,025
Restricted equity securities	3,854	3,527
Bank owned life insurance	6,181	0
Investment in unconsolidated affiliates	3,059	7,734
Accrued interest receivable	4,405	3,567
Other assets	4,701	4,950

Total assets	$865,745	$749,516

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$61,007	$64,195
Interest bearing	630,093	536,571

Total deposits	691,100	600,766
Federal funds purchased and securities sold under repurchase agreements	72,432	45,452
Advances from Federal Home Loan Bank	27,500	35,000
Subordinated debentures	17,000	17,000
Accrued interest payable	3,304	2,109
Other liabilities	1,756	1,964

Total liabilities	$813,092	$702,291
Shareholders’ equity
Common stock, $0.50 par value, 40,000,000 authorized shares; 15,899,336 shares issued at September 30, 2006 and 15,835,095 at December 31, 2005	7,950	7,918
Additional paid-in capital	24,510	23,866
Retained earnings	21,501	16,942
Accumulated other comprehensive income (loss)	(1,308)	(1,501)

Total shareholders’ equity	52,653	47,225

Total liabilities and shareholders’ equity	$865,745	$749,516

See accompanying notes to unaudited consolidated financial statements.

CIVITAS BANKGROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
Three and Nine Months Ended September 30, 2006 and 2005
dollars in thousands

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2006	2005	2006	2005
	Unaudited	Unaudited	Unaudited	Unaudited
Interest income
Loans, including fees	$11,321	$7,883	$30,408	$22,421
Securities	2,743	2,190	7,771	6,734
Federal funds sold and other interest income	90	73	285	287

Total interest income	14,154	10,146	38,464	29,442

Interest expense
Time deposits of $100 or more	1,930	1,285	6,283	3,476
Other deposits	4,412	2,439	10,207	6,941
Federal funds purchased and securities sold under repurchase agreements	928	490	2,216	1,069
Advances from Federal Home Loan Bank and other borrowings	372	501	1,206	1,544
Subordinated debentures	321	224	905	783

Total interest expense	7,963	4,939	20,817	13,609

Net interest income	6,191	5,207	17,647	15,833

Provision for loan losses	1,250	325	2,068	863

Net interest income after provision for loan losses	4,941	4,882	15,579	14,970

Other noninterest income
Service charges on deposit accounts	763	706	2,087	2,108
Other service charges, commissions and fees	251	289	763	738
Mortgage banking activities	468	757	1,226	1,574
Gain on sale of affiliate	0	0	3,457	0
Net gain loss on sale of securities	56	6	61	100
Net gain (loss) on sale of foreclosed property	13	(112)	4	(73)
Other noninterest income	816	111	1,247	1,510

Total other income	2,367	1,757	8,845	5,957
See accompanying notes to unaudited consolidated financial statements.

CIVITAS BANKGROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings (continued)
Three and Nine Months Ended September 30, 2006 and 2005
dollars in thousands except share and per share amounts

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2006	2005	2006	2005
	Unaudited	Unaudited	Unaudited	Unaudited
Other expenses
Salaries and employee benefits	$3,201	$3,161	$9,379	$9,431
Occupancy and equipment expense	804	788	2,353	2,462
Communications	89	91	281	299
Other operating expenses	1,449	1,426	3,979	4,596

Total other expenses	5,543	5,466	15,992	16,788

Income from continuing operations before income taxes	1,765	1,173	8,432	4,139

Income tax expense	598	352	2,953	1,253

Income from continuing operations	$1,167	$821	$5,479	$2,886

Discontinued operations
Income from operations of discontinued components, less applicable income taxes	0	0	0	82

Gain on sale of discontinued operations	0	0	0	3,364

Net Income	$1,167	$821	$5,479	$6,332

Other comprehensive income	1,441	(690)	193	(1,100)

Total comprehensive income	$2,608	$131	$5,672	$5,232

Per share data
Net earnings per share – basic – continuing operations	$0.07	$0.05	$0.35	$0.18
Net earnings per share – diluted – continuing operations	0.07	0.05	0.34	0.18

Net earnings per share – basic – discontinued operations	0.00	0.00	0.00	0.21
Net earnings per share – diluted – discontinued operations	0.00	0.00	0.00	0.21

Net earnings per share – basic	0.07	0.05	0.35	0.39
Net earnings per share – diluted	0.07	0.05	0.34	0.39

Weighted average shares outstanding – basic	15,889,633	15,752,241	15,879,084	16,121.881
Weighted average shares outstanding – diluted	15,965,524	15,927,813	16,041,109	16,197,904
See accompanying notes to unaudited consolidated financial statements.

CIVITAS BANKGROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
Nine Months Ended September 30, 2006 and 2005
(Unaudited)
dollars in thousands except share amounts

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2004	17,578,864	$8,789	$38,191	$10,858	$(102)	$57,736

Exercise of stock options	71,653	36	329	0	0	365
Issuance of common stock	51,534	26	353	0	0	379
Retirement of common stock	(2,043,072)	(1,022)	(16,278)	0	0	(17,300)
Stock dividends	121,356	61	881	(942)	0	0
Comprehensive Income:
Net income	0	0	0	6,332	0	6,332
Other Comprehensive Income
Change in unrealized (loss) on securities available for sale	0	0	0	0	(1,138)	(1,138)
Less: adjustment for realized loss included in net income	0	0	0	0	38	38

Total comprehensive income loss						5,232

Balance September 30, 2005	15,780,335	$7,890	$23,476	$16,248	$(1,202)	$46,412

Balance, December 31, 2005	15,835,095	$7,918	$23,866	$16,942	$(1,501)	$47,225

Exercise of stock options	3,500	2	23	0	0	25

Issuance of common stock	21,569	11	128	0	0	139
Stock dividends	39,172	19	262	(285)	0	(4)
Cash dividends	0	0	0	(635)	0	(635)
Stock based compensation expense	0	0	231	0	0	231
Comprehensive Income:
Net income	0	0	0	5,479	0	5,479
Other comprehensive income
Change in unrealized loss on securities available for sale	0	0	0	0	193	193

Total comprehensive income						5,672

Balance, September 30, 2006	15,899,336	$7,950	$24,510	$21,501	$(1,308)	$52,653

See accompanying notes to unaudited consolidated financial statements.

CIVITAS BANKGROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2006 and 2005
dollars in thousands

	NINE MONTHS ENDED
	September 30,
	2006	2005
	Unaudited	Unaudited

Cash flows from operating activities

Net income	$5,479	$6,332

Adjustments to reconcile net income to cash from operating activities:
Provision for loan losses	2,068	863
Depreciation and amortization	1,007	974
Amortization/(accretion) of securities	(11)	226
Operations of unconsolidated affiliates	(188)	(494)
Stock based compensation	231	0
Origination of mortgage loans held for sale	(63,539)	(75,739)
Proceeds from sale of mortgage loans held for sale	65,547	76,797
Net (gain) on securities transactions	(61)	(100)
Net (gain) on sale of mortgage loans	(1,226)	(1,574)
Net (gain)/loss on sale of other real estate	(4)	73
Net (gain) on sale and income from operations of discontinued operations	0	(3,464)
Gain on sale of unconsolidated affiliate	(3,457)	0
Gain on sale of Murray property	(700)	0
Net change in accrued interest receivable	(838)	(219)
Net change in accrued interest payable and other liabilities	987	48
Net change in other assets	(457)	4,544

Total adjustments	(641)	1,917

Net cash provided by operating activities	4,838	8,267

Cash flows from investing activities
Net change in interest-bearing deposits in financial institutions	183	2,550
Purchases of securities available for sale	(40,616)	(25,659)
Proceeds from sale of securities available for sale	6,805	16,795
Proceeds from maturities and redemptions of securities available for sale	19,321	36,736
Purchases of securities held to maturity	(9,015)	(33,179)
Proceeds from maturities and redemptions of securities held to maturity	9,716	12,898
Investment in bank owned life insurance	(6,000)	0
Net change in loans	(120,450)	(38,588)
Proceeds from sale of unconsolidated affiliate	8,500	0
Investment in unconsolidated affiliates	(180)	29
Net (purchase) sale of premises and equipment	(1,017)	40
Proceeds from sale of Murray property	917	0
Purchase of restricted equity securities	(327)	0
Proceeds from sale of foreclosed property	522	611

Net cash used by investing activities	(131,641)	(27,767)

See accompanying notes to unaudited consolidated financial statements.

CIVITAS BANKGROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
Nine Months Ended September 30, 2006 and 2005
dollars in thousands

	NINE MONTHS ENDED
	September 30,
	2006	2005
	Unaudited	Unaudited
Cash flows from financing activities
Net change in deposits	90,334	(8,211)
Change in federal funds purchased and securities sold under agreements to repurchase	26,980	23,900
Repayments of Federal Home Loan Bank advances	(7,500)	0
Dividends paid	(639)	0
Repurchase and retirement of common stock	0	(300)
Proceeds from issuance of common stock	164	1,087

Net cash provided (used) by financing activities	109,337	(16,476)

Net change in cash and cash equivalents	(17,466)	(3,024)
Cash and cash equivalents at beginning of period	34,210	26,752

Cash and cash equivalents at end of period	$16,744	$23,728

Non-cash activities
Assets acquired through foreclosure	333	328
Stock received from disposal of subsidiary	0	17,000
See accompanying notes to unaudited consolidated financial statements.

CIVITAS BANKGROUP, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
September 30, 2006
(Unaudited)
Note 1. Basis of Presentation
The unaudited consolidated financial statements as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”), and in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the 2005 consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Note 2. Earnings per Share of Common Stock
Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Stock options are regarded as potential common shares to the extent that the exercise price for the option is less than the fair market value of our common stock. The Company included 175,572 shares of common stock issuable upon exercise of stock options in the diluted EPS calculation for the nine month period ended September 30, 2006.
Note 3. Newly Adopted Accounting Pronouncements
Stock Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Accounting for Stock-Based Payment (“SFAS 123R”), using the modified-prospective transition method. Under this transition method, compensation cost recognized during the nine months ended September 30, 2006 includes:
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
Under the provisions of the modified-prospective transition method, results for the nine months ended September 30, 2005 have not been restated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.
The Company did not recognize any gain or loss resulting from the cumulative effect of a change in accounting principle upon adoption of SFAS 123R on January 1, 2006. Based on the stock-based compensation awards outstanding as of December 31, 2005, for which the requisite service was not fully rendered prior to January 1, 2006, and any option grants as of September 30, 2006, the Company expects to recognize total pre-tax compensation cost of approximately $825,000 related to current outstanding stock option grants, of which $212,000 was recognized in the first nine months of 2006. The cost is expected to be recognized over a weighted-average period of 4.39 years. Approximately $19,000 of expense was recognized in the first nine months of 2006 associated with the Company’s Employee Stock Purchase Plan. The Company recorded $27,000 in deferred income tax benefits associated with the current expense. Future levels of compensation cost recognized related to stock-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption SFAS 123R. The following table illustrates the effect on net income from continuing operations and earnings per share from continuing operations for the nine months ended September 30, 2005 if expense relating to the stock option plan had been recognized.

Net income from continuing operations	$2,886
Less stock-based compensation	298

Pro forma net income from continuing operations	$2,588

Basic earnings per share from continuing operations	$0.18
Pro forma basic earnings per share from continuing operations	0.16

Diluted earnings per share from continuing operations	0.18
Pro forma diluted earnings per share from continuing operations	0.16
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

Stock option activity for the nine months ended September 30, 2006 and 2005 is summarized in the following tables:

	2006		2005
		Weighted		Weighted
		average		average
		exercise		exercise
	Shares	price	Shares	price
Outstanding at beginning of year	1,444,475	$7.51	896,144	$6.70
Granted	237,809	7.26	615,456	7.98
Exercised	3,500	7.01	70,028	5.21
Forfeited or expired	43,459	7.65	168,266	6.54

Outstanding at end of period	1,635,325	$7.26	1,273,306	$7.14

Weighted-average fair value of options granted during the period		$1.64		$1.42
Summary of exercisable options

	2006	2005
Options exercisable at period-end	1,156,758	502,825
Weighted-average price at period-end	$7.33	$7.00
Weighted-average contractual term	4.1 years	6.1 years
Amount of cash received for options exercised	$24,525	$364,513
Tax benefit realized on exercised options	$9,391	$42,347
The following table summarizes the activity for non-vested stock options as of September 30, 2006 and 2005:

	2006	2005
Non-vested at beginning of year	360,943	683,744
Granted	237,809	615,456
Vested	76,726	360,453
Forfeited or expired	43,459	168,266

Non-vested at end of period	478,567	770,481

Note 4. Subsequent Events
The Company has declared a dividend of $0.02 per common share of the Company’s stock, payable on November 17, 2006 for shareholders of record on November 3, 2006.
Note 5. Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which are also recognized as separate components of equity.
Note 6. Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The Company has not yet determined the effect of adopting this Interpretation, which is effective for it on January 1, 2007.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals (GAAP), and expands disclosures about fair value measurements. More specifically, this statement clarifies the definition of fair value, establishes a fair valuation hierarchy based upon observable (e.g. quoted prices, interest rates, yield curves) and unobservable market inputs, and expands disclosure requirements to include the inputs used to develop estimates of fair value and the effects of the estimates on income for the period. This statement does not require any new fair value measurements. This pronouncement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are in the process of evaluating the impact, if any, the adoption of SFAS No. 157 will have on our financial statements.
In September 2006, the FASB ratified the Emerging Issues Task Force’s (“EITF”) consensus on Issue 065, “Accounting for Purchase of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance””. FASB Technical Bulletin No. 85-4 requires that assets such as bank owned life insurance be carried at their cash surrender value (“CSV”) or the amount that could be realized, with changes in CSV reported in earnings. Issue 06-5 requires that a policy holder consider any additional amounts (e.g. claims stabilization reserves and deferred acquisition costs) included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Certain life insurance contracts provide the policyholder with an amount that, upon surrender, is greater if all individual policies are surrendered at the same time rather than if the policies were surrendered over a period of time. The Issue requires that policyholders determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy. This Issue is effective for us beginning January 1, 2007. The Issue can be applied as either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the adoption year, or (b) a change in accounting principle through retrospective application to all periods. We are in the process of evaluating the impact, if any, the adoption of Issue 06-5 will have on our financial statements.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 Topic 1N, “Financial Statements – Considering the Effects of Prior year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that a dual approach be used to compute the amount of a financial statement misstatement. More specially, the amount should be computed using both the “rollover”(current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) methods. A registrant’s financial statements require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. Registrants will not be required to restate prior period financial statements when initially applying SAB 108 if management properly applied its previous approach (i.e. rollover or iron curtain) given that all relevant qualitative factors were considered. SAB 108 states that, upon initial application, registrants may elect to (a) state prior periods, or (b) record the cumulative effect of the initial application of SAB 108 in the carrying amounts of assets and liabilities, with the offsetting adjustment made to retained earnings. To the extent that registrants elect to record the cumulative effect of initially applying SAB 108, they will disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure will also include when and how each error being corrected arose and the fact that the errors had previously been considered immaterial. SAB 108 is effective for us for the fiscal year ending December 31, 2006. The Company is in the process of evaluating the impact, if any, the adoption of SAB 108 will have on our financial statements.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS No. 140). This statement amends SFAS No. 133 to permit fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also eliminates the interim guidance in SFAS No 133 Implementation Issue D-1, which provides that beneficial interests in securitized financial assets are not subject to the provision of SFAS No. 133. Finally, this statement amends SFAS No. 140 to eliminate the restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company is in the process of evaluating the impact, if any, the adoption of SFAS No. 155 will have on our financial statements.
In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”, which changes the accounting for all servicing rights which are recorded as the result of purchasing a servicing right or selling a loan with servicing retained. Statement No. 156 amends the current accounting guidance for servicing rights in that it allows companies to carry their servicing rights at fair value. Presently servicing rights are recorded at inception at cost, allocated on a fair value basis and then assessed for impairment based on their fair value at each reporting date, using lower of cost or market value. This pronouncement is effective for us beginning January 1, 2007.

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
In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those identified in the Company’s Annual Report on Form 10-K and the following: (i) increased competition with other financial institutions; (ii) lack of sustained growth in the economy in the Company’s market area; (iii) risks associated with an increased focus on real estate construction lending to a limited number of borrowers in a limited number of markets, including the risk that demand for new housing may decline; (iv) rapid fluctuations in interest rates; (v) significant downturns in the businesses of one or more large customers; (vi) risks inherent in originating loans, including prepayment risks; (vii) the fluctuations in collateral values, the rate of loan charge-offs and the level for the provision for loan losses; (viii) changes in the legislative and regulatory environment; and (ix) loss of key personnel. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions and other important factors that could cause actual results to differ materially from those projected in forward-looking statements.

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
The Company’s management assesses the adequacy of the ALL at least quarterly. This assessment includes procedures to estimate the ALL and test the adequacy and appropriateness of the resulting balance. The ALL consists of two portions: (1) an allocated amount representative of specifically identified credit exposure and exposures readily predictable by historical or comparative experience; and (2) an unallocated amount representative of inherent loss which is not readily identifiable. Even though the ALL is composed of two components, the entire allowance is available to absorb any credit losses.
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
The unallocated amount is particularly subjective and does not lend itself to an exact mathematical calculation, but includes management’s analysis of the loan portfolio as a whole with particular emphasis placed on the Company’s past loan loss experience, growth in the loan portfolio, composition of the loan portfolio, review of trends in past due loans, and current economic conditions, both nationally and in the markets the Company serves. The Company uses the unallocated amount to absorb inherent losses which may exist as of the balance sheet date for such matters as changes in the local or national economy, the depth or experience of the lending staff, any concentrations of credit in any particular industry group, and new banking laws or regulations. After applicable factors are assessed, the aggregate unallocated amount is evaluated based on our management’s experience.
The resulting ALL balance is tested by comparing the balance in the allowance account to historical trends and peer information. The result of the procedures performed is evaluated by management, including the result of the testing, and management concludes on the appropriateness of the balance of the ALL in its entirety. The loan committee of the board of directors reviews the assessment prior to the filing of financial information.

COMPANY OVERVIEW
General. Civitas BankGroup, Inc. is a Tennessee corporation and registered bank holding company headquartered in Franklin, Tennessee with $865.7 million in total assets at September 30, 2006. We provide banking and other financial services through our bank subsidiary, Cumberland Bank, within five (5) markets throughout Middle Tennessee. As of September 30, 2006, Cumberland Bank held $861.7 million in assets.
Unconsolidated Joint Venture. The Company owns a 50% interest in Insurors Bank of Tennessee (“IBOT”), headquartered in Nashville, Tennessee. Prior to March 31, 2006, the Company also owned a 50% interest in The Murray Banc Holding Company, LLC, the sole shareholder of The Murray Bank. Only the Company’s initial investment, adjusted for the pro rata share of operating results of these entities, is included in the consolidated financial statements. The Company’s portion of earnings is recorded in other noninterest income. Insurors Bank of Tennessee opened in November 2000 and had $81.6 million in assets at September 30, 2006. The remaining ownership interest in Insurors Bank is owned by InsCorp, a Tennessee corporation owned predominately by Tennessee insurance agents. Year to date, Insurors Bank has contributed $77,000 of pretax income to the Company.
On August 25, 2006, the Company entered into a Purchase Agreement (the “Purchase Agreement”) by and among the Company, InsCorp, Inc., a Tennessee corporation (“InsCorp”) and, for certain limited purposes, IBOT. Pursuant to the terms of the Purchase Agreement, the Company has agreed to sell to InsCorp, all of the shares of IBOT common stock owned by the Company. InsCorp and the Company currently own 50% each of IBOT’s outstanding common stock.
The purchase price payable to the Company is the greater of (i) $4.5 million or (ii) 150% of one half of IBOT’s total shareholders’ equity on the last day of the month prior to the month in which the closing occurs, which amounts may be increased by up to $20,000 per thirty day period that the closing occurs after December 15, 2006 if the closing is delayed for reasons other than a material breach by the Company of any of its covenants or agreements in the Purchase Agreement, a delay in InsCorp’s obtaining regulatory approval for certain reasons, or the occurrence of an event outside of the control of the parties that prevents the parties from consummating the transaction prior to December 15, 2006.
The consummation of the transaction is subject to the satisfaction of various closing conditions, including receipt of all required regulatory approvals, and is expected to occur in the fourth quarter of 2006.
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

OVERVIEW
General. During the nine months ended September 30, 2006, the Company’s management continued to focus on improving the Company’s performance. Management’s primary short-term objectives include emphasizing lower cost of funds, creating operating efficiencies, building for future growth and maintaining improved asset quality. The ongoing evaluation of the Company’s operations and related operational improvements includes the continued centralization of certain backroom operations, reduction of duplicate operational processes and consideration of the disposal of underperforming subsidiaries. Set forth below are significant items that occurred from continuing operations during the three and nine months ended September 30, 2006:
•	Income from continuing operations for the three months ended September 30, 2006 totaled $1.2 million compared to $821,000 for the same period for 2005. Income from continuing operations for the nine months ended September 30, 2006 totaled $5.5 million, including a one-time $2.1 million one-time, after-tax gain on the sale of the Company’s 50% ownership in The Murray Banc Holding Company.

•	Net earnings per diluted share from continuing operations increased to $0.07 for the quarter ended September 30, 2006 compared to $0.05 for the same period in 2005. For the nine month period ended September 30, 2006, net earnings per diluted share from continuing operations increased to $0.34 compared to $0.18 and included, in the 2006 first quarter, a $2.1 million one-time, after-tax gain on sale of The Murray Banc Holding Company. Excluding the after-tax gain on sale of the Company’s interest in The Murray Banc Holding Company, earnings per diluted share were $0.21 for the first nine months of 2006.

•	The provision for loan losses was $1.3 million for the third quarter of 2006 compared to $325,000 for the same period last year, an increase of $975,000. For the nine month period ended September 30, 2006 provision for loan losses was $2.1 million compared to $863,000 for the nine month period ended September 30, 2005, an increase of $1.2 million. This increase in provision expense was primarily due to loan growth.

•	Assets increased from $749.5 million at December 31, 2005 to $865.7 million at September 30, 2006, a $116.2 million, or 15.5%, increase.

•	Loans increased to $596.1 million, up 25.1% from $476.4 million at year end 2005. This loan growth primarily occurred in real estate construction loans.

•	Nonperforming assets were $2.4 million at September 30, 2006, a 7.7% decrease from the December 31, 2005 balance of $2.6 million.

•	Deposits totaled $691.1 million at September 30, 2006, an increase of 15.0% from $600.8 million at year end 2005.

•	Key performance indicators as of September 30, 2006 showed annualized return on average assets (ROA) of 0.92%. The annualized return on average shareholders’ equity (ROE) for the nine months ended September 30, 2006 was 14.76%. Excluding the $2.1 million one-time, after-tax gain on sale of The Murray Banc Holding Company, our annualized ROA for the nine months ended September 30, 2006 was 0.56% compared to 0.54% in the nine months ended September 30, 2005 and the annualized ROE was 9.02% as compared to 8.03% in the first nine months of 2005.

•	On March 31, 2006, the Company sold its interest in The Murray Banc Holding Company. The pre-tax gain on sale of this entity was $3.5 million.

•	On June 21, 2006, the Company opened a new branch in Hendersonville, Tennessee.

•	The Company announced its approval for listing on the NASDAQ Global Market.

•	The Company announced that it expected to open a new branch in the Cool Springs area of Franklin, Tennessee in the spring of 2007. This will be the Company’s fifth branch located in Williamson County.

•	On July 31, 2006, the Company completed the sale of its interest in real property consisting of two parcels, and the related improvements, located in Murray, Kentucky to BancKentucky, Inc., a Kentucky corporation (“BancKentucky”) for a purchase price of $925,000 less expenses of approximately $8,000. Prior to the sale, the Company had jointly owned the property with BancKentucky. The sale of the real property follows the sale by the Company to BancKentucky on March 31, 2006, of the Company’s 50% ownership interest in The Murray Banc Holding Company, LLC, the parent of The Murray Bank, a federal savings bank located in Murray, Kentucky. The pretax gain on the sale was $700,000 and is recorded in other noninterest income.
Non-GAAP Financial Measures. The Company has presented in this Quarterly Report on Form 10-Q certain non-GAAP financial measures excluding the $2.1 million after tax gain on the sale of its interest in The Murray Banc Holding Company, including non-GAAP net income, diluted earnings per share, annualized ROA and ROE and efficiency ratio for the nine months ended September 30, 2006.
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
This Quarterly Report on Form 10-Q contains non-GAAP net income, diluted EPS, annualized ROA and ROE and the Company’s efficiency ratio for the nine months ended September 30, 2006. The Company excluded the effects of the gain on sale of The Murray Banc Holding Company because management believes that the information provides investors with additional information to more completely evaluate the Company’s ongoing operational performance without the effect of the one-time gain on the sale of its interest in The Murray Banc Holding Company. In addition, these measures facilitate making period-to-period comparisons and the Company believes that these measures are more meaningful indications of its operating performance. Management uses these non-GAAP financial measures for internal managerial purposes, including as a means to compare period-to-period operating results.

Set forth below is a reconciliation of the non-GAAP financial measures contained in this Quarterly Report on Form 10-Q to the most directly comparable GAAP financial measures for the nine months ended September 30, 2006.

	Net Income	EPS	ROA	ROE
GAAP amounts	$5,479	$0.35	0.92%	14.76%
Adjustment for gain on sale of affiliate, net of tax	2,132	0.14	0.36%	5.74%

Non-GAAP amounts	$3,347	$0.21	0.56%	9.02%

Efficiency Ratio

		Excluding gain on sale
	As reported	of affiliate, net of tax
Non interest expense	$15,992	$15,992
Net interest income	17,647	17,647
Non interest income	8,845	5,389
Efficiency ratio	60.4%	69.4%

The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest bearing liabilities, such as deposits and borrowings. The following is an analysis of net interest income for the three and nine months ended September 30, 2006.
NET INTEREST INCOME ANALYSIS — THIRD QUARTER RESULTS
Net Income. The Company recorded income from continuing operations for the third quarter of 2006 of $1.2 million compared with $821,000 in the third quarter of 2005. Diluted earnings from continuing operations per share for the third quarter of 2006 were $0.07 as compared to $0.05 for the third quarter of 2005.
Net Interest Income and Net Interest Margin. Net interest income for the third quarter of 2006 increased $984,000 as compared to the third quarter of 2005. This increase is comprised of a $4.0 million increase in interest income, partially offset by a $3.0 million increase in the cost of funds. Net interest margin for the third quarter of 2006 decreased 6 basis points to 3.10% from 3.16% in the third quarter of 2005. The changes in net interest income and net interest margin for the three months ended September 30, 2006 as compared to the same period in 2005 were primarily the result of the following:
Rate:
•	Yield on loans increased 96 basis points.

•	Investment security yield increased 73 basis points.

•	Rates on deposits increased 104 basis points.

•	Federal funds purchased and repurchase agreements interest rates increased 162 basis points.

•	Interest rates on borrowed funds increased 31 basis points.
Volume:
•	Total average earning assets increased $132.3 million, or 20.0%, with the significant amount of this increase in the Company’s average loan portfolio, which increased by $112.7 million, or 24.6%. Average securities also increased by $18.9 million, or 9.6%.

•	Average interest-bearing liabilities increased $126.7 million, or 19.2%. Average deposits accounted for $118.5 million of this increase, while federal funds purchased and repurchase agreements accounted for $15.8 million of this increase. Borrowed funds declined $12.5 million as the Company paid off Federal Home Loan Advances which matured or were called.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities and net interest margin for the three months ended September 30, 2006 and 2005:
Average Balance Sheet
dollars in thousands

	Three Months Ended			Three Months Ended
	September 30, 2006			September 30, 2005
	Average		Revenue/	Average		Revenue/
	Balance	Yield	Expense	Balance	Yield	Expense

Loans[1,2]	$570,361	7.87%	$11,321	$457,618	6.91%	$7,883
Securities[3]	216,076	5.08%	2,743	197,140	4.35%	2,190
Federal funds sold	2,330	5.28%	31	624	3.86%	6
Other earning assets	4,123	5.68%	59	5,197	5.17%	67

Total earning assets	792,890	7.08%	14,154	660,579	6.16%	10,146
Cash and due from banks	18,135			20,601
Allowance for loan losses	(5,549)			(4,573)
Other assets	37,526			38,440

Total assets	$843,002			$715,047

Deposits	$670,119	3.75%	6,342	$551,660	2.71%	3,724
Federal funds purchased and securities sold under repurchase agreements	71,064	5.18%	928	55,256	3.56%	490
Subordinated debentures	17,000	7.49%	321	12,000	7.49%	224
Borrowed funds	28,005	5.27%	372	40,550	4.96%	501

Total interest bearing liabilities	786,188	4.02%	7,963	659,466	3.00%	4,939

Other liabilities	6,295			9,001
Shareholders’ equity	50,519			46,580

Total liabilities and shareholders’ equity	$843,002			$715,047

Net interest income			$6,191			$5,207

Net interest margin		3.10%			3.16%

1.	Interest income includes loan fees.

2.	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

3.	No taxable equivalent adjustments have been made.
On a fully tax equivalent basis, net interest income increased $206,000 for the three month period ended September 30, 2006 and $312,000 for the three month period ended September 30, 2005, raising the net interest margin to 3.20% and 3.25%, respectively.

NET INTEREST INCOME ANALYSIS — NINE MONTHS RESULTS
Net Income. The Company recorded income from continuing operations for the first nine months of 2006 of $5.5 million compared with $2.9 million in the same period in 2005. Diluted earnings from continuing operations per share for the first nine months of 2006 were $0.35 as compared to $0.18 for first nine months of 2005. Excluding the $2.1 million after tax gain on the sale of The Murray Banc Holding Company, the Company’s net income was $3.3 million for the first nine months of 2006, and its diluted earnings per share was $0.21.
Net Interest Income and Net Interest Margin. Net interest income for the first nine months of 2006 increased $1.8 million as compared to the first nine months of 2005. This increase is comprised of a $9.0 million increase in interest income, partially offset by a $7.2 million increase in the cost of funds. Net interest margin for the first nine months of 2006 decreased 3 basis points to 3.18% from 3.21% in the first nine months of 2005. The changes in net interest income and net interest margin for the nine months ended September 30, 2006 as compared to the same period in 2005 were primarily the result of the following:
Rate:
•	Yield on loans increased 104 basis points.

•	Investment security yield increased 47 basis points.

•	Rates on deposits increased 101 basis points.

•	Federal funds purchased and repurchase agreements interest rates increased 119 basis points.

•	Interest rates on borrowed funds decreased 4 basis points.

•	Cost of subordinated debentures increased 67 basis points.
Volume:
•	Total average earning assets increased $83.9 million, or 12.7%, with the significant amount of this increase in the Company’s average loan portfolio, which increased by $78.1 million, or 17.3%. Average securities increased $8.9 million, or 4.4%. This increase was offset by a slight decline in federal funds sold and other earnings assets.

•	Average interest-bearing liabilities increased $88.3 million, or 13.4%. Average deposits accounted for $70.2 million of this increase, while federal funds purchased and repurchase agreements accounted for $22.2 of this increase and subordinated debentures increased $5.0 million. Other borrowings decreased $9.1 million, or 22.4%.
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

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities and net interest margin for the nine months ended September 30, 2006 and 2005:
Average Balance Sheet
dollars in thousands

	Nine Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2005
	Average		Revenue/	Average		Revenue/
	Balance	Yield	Expense	Balance	Yield	Expense

Loans[1,2]	$528,248	7.70%	$30,408	$450,159	6.66%	$22,420
Securities [3]	210,194	4.93%	7,771	201,307	4.46%	6,734
Federal funds sold	3,070	4.83%	111	5,135	2.50%	96
Other earning assets	4,040	5.76%	174	5,034	5.07%	192

Total earning assets	745,552	6.90%	38,464	661,635	5.95%	29,442
Cash and due from banks	23,185			22,364
Allowance for loan losses	(5,214)			(4,913)
Other assets	34,794			34,561

Total assets	$798,317			$713,647

Deposits	$635,604	3.47%	16,490	$565,374	2.46%	10,417
Federal funds purchased and securities sold under repurchase agreements	61,638	4.81%	2,216	39,438	3.62%	1,069
Subordinated debentures	17,000	7.12%	905	12,000	6.45%	579
Borrowed funds	31,456	5.13%	1,206	40,550	5.09%	1,544

Total interest bearing liabilities	745,698	3.73%	20,817	657,362	2.77%	13,609

Other liabilities	3,136			8,355
Shareholders’ equity	49,483			47,930

Total liabilities and shareholders’ equity	$798,317			$713,647

Net interest income			$17,647			$15,833

Net interest margin		3.16%			3.20%

1	Interest income includes loan fees.

2	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

3	No taxable equivalent adjustments have been made.
On a fully tax equivalent basis, net interest income increased $617,000 for the nine month period ended September 30, 2006 and $564,000 for the nine month period ended September 30, 2005, raising the net interest margin to 3.29% and 3.33%, respectively.

INVESTMENT PORTFOLIO
General. The Company invests primarily in mortgage-backed securities, tax-free municipals and federal agency bonds and uses these investments as a source of liquidity. The following table presents, at the periods indicated, the carrying amount of our securities portfolio segregated into available for sale, or AFS, and held to maturity, or HTM, categories:
Composition of Investment Portfolio
dollars in thousands

	September 30,	December 31,
	2006	2005
Available for Sale
U.S. Government Agencies	$7,106	$7,864
Obligations of States, Counties, Municipals	3,312	3,300
Mortgage-backed	93,770	77,452
Other securities	0	1,108

Total Available for Sale	104,188	89,724
Held to Maturity
U.S. Government Agencies	1,636	0
Obligations of States, Counties, Municipals	29,473	28,669
Mortgage-backed	79,964	84,522
Other Debt Securities	3,754	2,255

Total Held to Maturity	114,827	115,446

Total Securities	$219,015	$205,170

At September 30, 2006, approximately $193.3 million of the Company’s security portfolio was pledged to secure public funds, securities sold under repurchase agreements, and other deposits. Net unrealized losses on available for sale securities was $2.0 million at September 30, 2006.

The following table indicates the maturities of securities at September 30, 2006 at the carrying amount and the weighted average yields of such securities:
Maturity of Investment Portfolio
dollars in thousands

	AFS		HTM
	Amount	Yield	Amount	Yield
U.S. Government Agencies
Under 1 year	$2,989	4.72%	$0	—
1 – 5 years	1,756	5.00%	0	—
5 – 10 years	1,426	4.45%	0	—
Over 10 years	935	6.02%	1,636	6.39%

Total U.S. Government Agencies	7,106	4.90%	1,636	6.39%
Obligations of State, Counties, Municipals
Under 1 year	0	—	151	3.90%
1 – 5 years	257	3.20%	155	3.15%
5 – 10 years	1,693	3.17%	5,356	3.72%
Over 10 years	1,362	3.72%	23,811	4.23%

Total Obligations of State, Counties, Municipals	3,312	3.41%	29,473	4.22%

Mortgage-backed	93,770	5.07%	79,964	4.99%

Other Securities
Under 1 year	0	—	0	—
1 – 5 years	0	—	1,004	5.44%
5 – 10 years	0	—	0	—
Over 10 years	0	—	2,750	9.36%

Total Other Securities	0	—	3,754	8.31%

Total Securities	$104,188	5.00%	$114,827	4.96%

Management has internally identified one security as a potential credit risk. As of September 30, 2006, this security has a book value of $1,004,000 and an unrealized loss of $29,000. Management believes this security is not other-than-temporarily impaired. The Company has the intent to hold this security until maturity or until forecasted recovery.

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
Composition of Loan Portfolio
dollars in thousands

	September 30,	December 31,
	2006	2005
Real Estate – Construction	$258,948	$157,381
Real Estate – Residential	133,723	112,281
Real Estate – Commercial	111,617	113,053
Real Estate – Other	14,664	2,556
Commercial	61,092	71,929
Consumer	14,336	15,938
Other	2,181	3,840
Deferred Fees	(511)	(557)

Total Loans	$596,050	$476,421

Totals loans grew $119.6 million since December 31, 2005. Management places an emphasis on short-term real estate lending such as construction, acquisition and development, and commercial real estate loans. The Company has established internal targets for real estate secured loans of at least 75% of total loans, with an emphasis on variable interest rate loans or loans with maturities under five years if at fixed rates. As of September 30, 2006, 87.1% of the loan portfolio was secured by real estate.
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

Loan delinquencies were 0.47% of the total loan portfolio on September 30, 2006, compared to 0.60% at December 31, 2005. Reflecting the growth in the Company’s loan portfolio, provision expense equaled $2.1 million and $863,000 for the nine months ended September 30, 2006 and 2005, respectively. A summary of loan loss experience during the nine months ended September 30, 2006 and 2005 is provided below. The following is the activity in the allowance for loan losses:
Summary of Allowance for Loan Losses
dollars in thousands

	Nine Months Ended
	September 30,
	2006	2005
Allowance for loan losses — beginning balance	$4,765	$4,427
Charge-offs	1,247	698
Recoveries	426	145

Net charge-offs	821	553
Sale of subsidiary	0	(50)
Provision for loan losses	2,068	863

Allowance for loan losses — ending balance	$6,012	$4,687

Loans outstanding at end of period	$596,050	$474,504

Average loans outstanding during period	$528,248	$450,159

Allowance for loan losses as a percentage of loans outstanding	1.01%	0.99%

Ratio of annualized net charge-offs during period to average loans	0.21%	0.16%

Nonperforming Assets. For financial statement purposes, nonaccrual loans are included in loans outstanding, whereas repossessions and other real estate are included in other assets.
The following is a summary of nonperforming assets as of September 30, 2006 and December 31, 2005:
Summary of Nonperforming Assets
dollars in thousands

	September 30,	December 31,
	2006	2005
Non-accrual loans	$2,183	$2,273
Other real estate owned	161	346
Loans past due 90 days or more still accruing	0	0

Total nonperforming loans and OREO	2,344	2,619
Repossessions	21	4

Total nonperforming assets	$2,365	$2,623

The following table summarizes significant details of the loan portfolio as of September 30, 2006:
Supplemental Loan Information
dollars in thousands

				Other real
				estate owned	Year-to-	Allocation
	Loans	% of Total	Nonaccrual	and	date net	of
	outstanding	Loans	loans	repossessions	charge-offs	allowance

Real Estate – Construction	$258,948	43.4%	$185	$0	$0	$1,946
Real Estate – Residential	133,723	22.4%	242	161	61	1,048
Real Estate – Commercial	111,617	18.7%	1,228	0	132	1,392
Real Estate – Other	14,664	2.5%	0	0	0	104
Commercial	61,092	10.2%	505	0	600	729
Consumer	14,336	2.4%	23	21	27	779
Other	2,181	0.4%	0	0	1	14
Deferred Fees	(511)	0.0%	0	0	0	0

Total Loans	$596,050	100.0%	$2,183	$182	$821	$6,012

In addition to the nonaccrual loans, management has internally identified $6.8 million in loans as potential problem credits. These loans are performing loans but are classified due to payment history, decline in the borrower’s financial position or decline in collateral value. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Loans classified as doubtful have all the weaknesses inherent in one classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. The following table shows the amount in each classification.
Summary of Performing
Classified Loans
As of September 30, 2006
dollars in thousands

Substandard	$6,842
Doubtful	0
Loss	0

Total	$6,842

Management believes the balance of the allowance for loan losses to be adequate as of September 30, 2006 based on its internal evaluation of the allowance for loan losses and loan portfolio. Quarterly, the allowance for loan losses is evaluated under the provision of Statement of Financial Accounting Standards (“SFAS”) Nos. 114 and 118. Under these guidelines, specific reserves are allocated for loans considered impaired. A general reserve is also maintained for the Company’s homogeneous loans. The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Although management believes the allowance for loan losses at September 30, 2006 to be adequate, further deterioration in problem credits, the results of the loan review process, or the impact of deteriorating economic conditions on borrowers, particularly those involved in real estate construction, could require increases in the provision for loan losses and could result in future charges to earnings which could have a significant negative impact on net earnings.

DEPOSITS
The average daily amounts of deposits and rates paid on such deposits at September 30, 2006 and September 30, 2005 are summarized as follows:
Average Deposit Balance
dollars in thousands

	September 30, 2006		September 30, 2005
	Amount	Rate	Amount	Rate
Noninterest bearing demand deposit	$57,725	0.00%	$61,121	0.00%
Interest bearing demand deposit	155,754	3.14%	139,922	2.23%
Savings and money markets	64,780	2.24%	79,242	1.94%
Time deposit	290,627	4.43%	232,504	3.17%
Wholesale deposits	66,718	4.06%	52,585	3.46%

Total	$635,604	3.48%	$565,374	2.47%

The amount of time deposits of $100,000 or more outstanding at September 30, 2006 by time remaining until maturity or reprice is as follows:
Deposit Maturity
dollars in thousands

Under 3 months	$115,147
Over 3 months through 12 months	124,238
Over 1 year through 3 years	33,866
Over 3 years	4,370

Total	$277,621

Brokered certificates of deposit totaling $81.9 million are included in the above totals. Brokered deposits are used as a source of liquidity and typically rate are comparable with that of the local market. A portion of these brokered deposits were used to purchase specific securities as part of the Company’s leverage transactions in 2003.

KEY RATIOS — Continuing Operations
Returns on average consolidated assets and average consolidated equity for continuing operations for the periods indicated are as follows for the nine months ended September 30, 2006 and September 30, 2005:
Performance Indicators

	September 30,	September 30,
	2006	2005
Return on average assets (1)(2)	0.56%	0.54%
Return on average equity (1)(2)	9.02%	8.03%
Average equity to average assets ratio	6.20%	6.72%

(1)	annualized

(2)	adjusted for the $2.1 million after-tax gain on sale of affiliate for comparative purposes in 2006
NONINTEREST INCOME
The components of the Company’s noninterest income include service charges on deposit accounts, other fees and commissions, mortgage banking activities, gain on sale of securities and gain on sale of assets. Noninterest income as a percentage of total gross revenue was 33.4% in the first nine months of 2006 compared to 27.3% in the first nine months of 2005. Total noninterest income increased 34.7% to $2.4 million for the three month period ended September 30, 2006, and 48.5% to $8.8 million for the nine month period ended September 30, 2006 from $6.0 million for the nine month period ended September 30, 2005. The increase in the three month period was largely due to a one-time gain on sale of the Company’s interest in real property located in Murray, Kentucky. The increase in the nine month period was primarily due to a $3.5 million one-time, pre-tax gain on the sale of the Company’s interest in its affiliate, The Murray Banc Holding Company.
The largest component of the Company’s noninterest income is revenue generated on deposit accounts. Service charges on deposit accounts increased $57,000, or 8.1% to $763,000 during the three months ended September 30, 2006 compared to the same period in 2005. Service charges on deposit accounts decreased $21,000, or 1.0%, for the first nine months of 2006 compared to the same period in 2005. This decrease is primarily due to a decrease in the volume of insufficient check fees charged to customers and a decrease in the number of accounts subject to service charges. Revenue from mortgage banking activities declined $289,000 for the three months and $348,000 for the nine months ended September 30, 2006, due largely to changing mortgage rates. Other service charges, fees and commissions also held relatively steady at $251,000 for the third quarter of 2006 and $763,000 for the nine months ended September 30, 2006.

NONINTEREST EXPENSE
Noninterest expense consists primarily of salaries and employee benefits, occupancy expenses, marketing, communications and other operating expenses. Total noninterest expense increased $77,000, or 1.4%, to $5.5 million during the three months ended September 30, 2006 compared to the same period in 2005 and decreased $796,000, or 4.7%, for the nine month period ended September 30, 2006. Salaries and employee benefits, which totaled $3.2 million for the three month period, make up the largest category in noninterest operating expenses. These expenses only increased $40,000, or 1.3%, for the three month period ended September 30, 2006 despite the expense incurred for the new accounting standard for stock compensation and additional personnel related to a new branch location. For the nine month period, salaries decreased $52,000, or 0.6%, to $9.4 million. Other operating expenses increased $23,000 for the three months ended September 30, 2006 but decreased $617,000 for the nine months ended September 30, 2006 as the Company continued to improve operating efficiencies. Efficiency ratios by time period are listed below.
Efficiency Ratio
dollars in thousands

	September 30,	September 30,
	2006	2005
Non Interest Expense	$15,992	$16,788
Net Interest Income	17,647	15,833
Non Interest Income*	5,389	5,957
Efficiency Ratio	69.4%	77.1%

*	adjusted for the $3.456 million pre-tax gain on sale of affiliate for comparative purposes in 2006
INCOME TAXES
Income tax expense for the three months ended September 30, 2006 totaled $598,000 as compared to $352,000 for the same period in 2005. For the nine month period ended September 30, 2006, income tax expense was $3.0 million as compared to $1.3 million for 2005. When measured as a percentage of income before taxes, the Company’s effective tax rate was 33.9% for the third quarter of 2006 as compared to 30.9% in 2005. For the nine month period ended September 30, 2006, the effective tax rate was 35.0% as compared to 30.3% for the same period in 2005. The 2006 effective tax rate is higher than the 2005 tax rate due to the one-time gains recorded in 2006. Effective tax rates are lower than statutory rates due primarily to the interest from investment in tax exempt municipal bonds.

FINANCIAL CONDITION
Balance Sheet Summary
The Company’s total assets increased $116.2 million, or 15.5%, to $865.7 million at September 30, 2006, from $749.5 million at December 31, 2005. Loans grew $119.6 million, or 25.11%, since December 31, 2005, while securities grew $13.8 million, or 6.7%, since December 31, 2005. The Company invested $6.0 million in bank owned life insurance in 2006, further increasing total assets, which was partially offset by the $4.7 million decrease in investment in an unconsolidated affiliate, stemming from the sale of an affiliate in the first quarter. In addition, the growth in assets was partially offset by the $17.3 million reduction of cash and due from banks, as the Company was able to implement a program to reduce the reserve requirement with the Federal Reserve Bank.
This rapid asset increase was funded by deposit growth in the amount of $90.3 million since December 31, 2005. Total liabilities increased $110.8 million, or 15.8%, to $813.1 million at September 30, 2006 compared to $702.3 million at December 31, 2005. Securities sold under repurchase agreements increased $2.8 million to $48.2 million since December 31, 2005. The remainder of the asset growth was funded by a shift from federal funds sold to federal funds purchased. This increase was offset by a $7.5 million decrease in advances from Federal Home Loan Bank as the Company paid off maturing and called loans.
Shareholders’ equity increased $5.4 million to $52.6 million at September 30, 2006 compared to December 31, 2005 primarily due to the Company’s net income. See “Capital Position and Dividends” for further analysis.
Liquidity and Asset Management
The Company’s management seeks to maximize net interest income by managing the Company’s assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is the ability to maintain sufficient cash levels necessary to fund operations, meet the requirements of depositors and borrowers and fund attractive investment opportunities. Higher levels of liquidity bear corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets and higher interest expense involved in extending liability maturities. Liquid assets including cash, due from banks and federal funds sold totaled $16.7 million at September 30, 2006. In addition, the Company has $25.7 million in unpledged securities to secure additional borrowing capacity for liquidity needs.
The Company’s primary source of liquidity is a stable core deposit base. Payments from the loan and investment portfolios provide a secondary source. Borrowing lines with correspondent banks, the Federal Home Loan Bank and the Federal Reserve augment these traditional sources. Repurchase agreements, brokered CDs, public fund deposits and loan participations are alternative sources of funding to which the Company has access. As of September 30, 2006, the Company had approximately $37.3 million of available borrowings from the Federal Home Loan Bank and approximately $32.3 million of additional federal funds lines available for overnight borrowings.

The Company’s securities portfolio consists of earning assets that provide liquidity and/or interest income. For those securities classified as held to maturity the Company has the ability and intent to hold these securities to maturity. Securities classified as available for sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rates, prepayment risk, the need or desire to increase capital and similar economic factors. Cash flows totaling approximately $40.0 million are projected to be generated from the securities portfolio within the next twelve months.
A secondary source of liquidity is the Company’s loan portfolio. At September 30, 2006, loans of approximately $333.9 million either will become due or will be subject to rate adjustments within twelve months. Continued emphasis will be placed on structuring adjustable rate loans.
As for liabilities, time deposits greater than $100,000 of approximately $239.4 million will become due during the next twelve months. There have been no significant reductions in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings accounts and management anticipates that there will be no significant withdrawals from these accounts in the future. However, future decreases in rates could have a negative effect on total deposits.
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
If the Cumberland Bank were unable to pay dividends to the Company for any reason, the Company would be limited to parent company fees to fund its operating expenses and may require alternative financing sources, such as proceeds of an offering of its equity securities or the borrowing of additional amounts, in order to fund these expenses and to meet its debt servicing obligations, including its subordinated debt obligation on the trust preferred securities issued by Civitas Statutory Trust I and Cumberland Capital Trust II.
Off Balance Sheet Arrangements
At September 30, 2006, the Company had unfunded loan commitments outstanding of $159.1 million and unfunded lines of credit and letters of credit of $10.5 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Cumberland Bank has the ability to liquidate Federal funds sold or securities available for sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, Cumberland Bank could sell participations in these or other loans to correspondent banks.

Capital Position and Dividends
At September 30, 2006, total shareholders’ equity was $52.6 million or 6.1% of total assets. The increase of $5.4 million in shareholders’ equity during the nine months ended September 30, 2006 resulted mainly from the Company’s net income of $5.5 million and $139,000 in issuance of common stock through the Company’s Employee Stock Purchase Plan, $231,000 in stock based compensation expense, $25,000 in exercise of stock options, and $193,000 in change of unrealized loss in securities available for sale and all partially offset by $639,000 in dividends paid.
The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary bank. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and the subsidiary bank have none, and a part of the allowance for loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require Cumberland Bank and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. Subordinated debentures are allowed to be counted in Tier I capital, subject to certain limitations. At September 30, 2006, the Company’s and Cumberland Bank’s total risk-based capital ratio, Tier I risk-based capital ratio, and Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) were as follows:
CAPITAL STANDARDS
dollars in thousands

							Excess
							over
	Required Minimum		Well Capitalized		Actual		Well
	Amount	Ratios	Amount	Ratios	Amount	Ratios	Capitalized

Tier I to average assets — leverage
Civitas BankGroup, Inc.	$31,716	4.00%	$39,645	5.00%	$71,091	8.97%	$31,447
Cumberland Bank	33,554	4.00%	41,942	5.00%	64,629	7.70%	22,687
Tier I to risk-weighted assets
Civitas BankGroup, Inc.	28,141	4.00%	42,212	6.00%	71,091	10.10%	28,879
Cumberland Bank	27,964	4.00%	41,946	6.00%	64,629	9.24%	22,683
Total capital to risk-weighted assets
Civitas BankGroup, Inc.	56,283	8.00%	70,354	10.00%	77,103	10.96%	6,750
Cumberland Bank	55,928	8.00%	69,910	10.00%	70,641	10.10%	731

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
Net interest income should benefit from a decrease in market interest rates. This position reflects the liability sensitive bias of the balance sheet. Net interest income is exposed to rising interest rates.
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
There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Even though the Company’s common stock began trading on the NASDAQ Global Market on July 18, 2006, the trading volume in its common stock on the NASDAQ Global Market remains relatively low when compared with larger companies listed on the NASDAQ Global Market or other national stock exchanges. Although, the Company anticipates that a more active and liquid market will develop for its common stock following its listing on the NASDAQ Global Market, the Company cannot guarantee that such a market will develop. Because of this, it may be more difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares.
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
CIVITAS BANKGROUP, INC.
(Registrant)

DATE: November 8, 2006	/s/ Richard Herrington
Richard Herrington,
President and Chief Executive Officer

DATE: November 8, 2006	/s/ Lisa Musgrove
Lisa Musgrove,
Executive Vice President, Chief Financial Officer and Chief Operating Officer