Form 10-K
period 2006-12-31
CIVITAS BANKGROUP INC
filed 2007-03-09
CIK 1092099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
(615) 263-9500
(Registrant’s telephone number, including area code)
Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Common Stock, $0.50 par value	Nasdaq Global Market
Securities registered under Section 12(g) of the Act:
None
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
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the Registrant’s voting equity held by non-affiliates of the registrant on June 30, 2006 was $119,175,758. The market value calculation was determined using the closing price of $7.50 for the registrant’s common stock on June 30, 2006, as reported on the OTC Bulletin Board. As of February 28, 2007, 15,929,438 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
You should be aware that, while the Company believes the expectations reflected in those forward-looking statements are reasonable, they are inherently subject to risks and uncertainties which could cause the Company’s future results and shareholder values to differ materially from the Company’s expectations. These factors are disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Item 1A. Risk Factors” set forth herein and include, among others, (i) the risk that the Company’s proposed merger with Greene County BancShares, Inc. will not be consummated, (ii) increased competition with other financial institutions, (iii) lack of sustained growth in the economy in the Company’s market area, (iv) rapid fluctuations in interest rates, (v) significant downturns in the businesses of one or more large customers, (vi) risks inherent in originating loans, including prepayment risks, (vii) the fluctuations in collateral values, the rate of loan charge-offs and the level for the provision for losses on loans, and (viii) changes in the legislative and regulatory environment. Because of these factors, there can be no assurance that the forward-looking statements included or incorporated by reference herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included or incorporated by reference herein, you should not regard the inclusion of such information as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. In addition, the Company does not intend to, and is not obligated to, update these forward-looking statements after the date of this Annual Report on Form 10-K, even if new information, future events or other circumstances have made them incorrect or misleading as of any future date.

PART I
ITEM 1. BUSINESS.
General. Civitas BankGroup, Inc. is a Tennessee registered bank holding company headquartered in Franklin, Tennessee with $898.2 million in total assets at December 31, 2006. The Company serves as the bank holding company for Cumberland Bank, which provides banking and other financial services through twelve (12) branches located in five (5) markets throughout Middle Tennessee.
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
Effective March 1, 2005, the Company consummated the sale of all of the outstanding stock of BankTennessee to a group of investors. As such, unless otherwise noted, all amounts presented, including all note disclosures, relate only to the Company’s continuing operations.
On January 25, 2007, the Company announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of January 25, 2007, with Greene County Bancshares, Inc. (“Greene County”), a Tennessee corporation. Under the terms of the Merger Agreement, the Company will be merged with and into Greene County, with Greene County as the surviving corporation, and the Company’s wholly-owned subsidiary Cumberland Bank will be merged with and into Greene County Bank, a wholly-owned subsidiary of Greene County. Upon the consummation of the transactions contemplated by the Merger Agreement, the Company’s shareholders will be entitled to receive consideration in cash and/or stock equivalent to 0.2674 shares of Greene County common stock for each share of common stock in the Company owned by such shareholders. Each option to purchase Company common stock will be cashed out by the payment to the option holder of an amount equal to the difference between $10.25 and the exercise price for such option.
The closing of the merger is subject to the satisfaction of certain customary closing conditions, including, among others, receipt of approval by the Company’s and Greene County’s shareholders and applicable state and federal regulatory authorities and is expected to occur in the second quarter of 2007.
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
Joint Ventures. At December 31, 2006, the Company owns a 50% interest in Insurors Bank of Tennessee (“IBOT”), headquartered in Nashville, Tennessee. Only the Company’s initial investment, adjusted for the pro rata share of operating results of the entity, is included in the consolidated financial statements. The Company’s portion of earnings is recorded in other noninterest income. IBOT opened in November 2000 and had $83.3 million in assets at December 31,

2006. The remaining ownership interest in Insurors Bank is owned by InsCorp, a Tennessee corporation owned predominately by Tennessee insurance agents. Insurors Bank contributed $90,000 of income to the Company in 2006. The Company sold its interest in Insurors Bank of Tennessee on February 5, 2007.
Market Areas. The Company focuses its efforts on the Nashville metropolitan market generally, with particular attention on the Williamson and Sumner County markets. The Nashville metropolitan statistical area consists of Davidson County, Tennessee and the surrounding twelve counties and is home to several large employers including HCA Inc., Vanderbilt University, Saturn Corporation and Nissan Motor Manufacturing Corporation USA. Williamson County, Tennessee is one of the fastest growing counties in terms of population in the State of Tennessee and has the highest per capita income levels of any county in Tennessee. The Company believes that the metropolitan Nashville market offers an environment for strong growth with respect to the Company’s target customers, which include local consumers, professionals and small businesses.
The Company serves the metropolitan Nashville market though its subsidiary, Cumberland Bank. Cumberland Bank has four branches located in Williamson County, and as of June 30, 2006, ranked fifth among all banks and second among banks headquartered in Williamson County, in terms of deposit market share in Williamson County.
The following table shows the distribution of our deposit base by county as well as the market share within each county at June 30, 2006:

County	# of Branches	Amount of Deposits	% of Total Deposits	% of Market Share
Williamson	4	$363,524	55.6%	8.6%
Sumner	4	141,564	21.7%	7.8%
Davidson	1	57,374	8.8%	0.4%
Smith	2	56,136	8.6%	13.2%
Macon	1	34,781	5.3%	9.6%
As described above, the Company operates branches primarily in Williamson, Sumner, Smith and Davidson Counties in Tennessee.
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
Operational Strategies. The Company operates according to the following business strategies:
Local Decision Making. Foundational to the Company’s business strategy is an emphasis on decision making at the local branch level. The bank has a separate board comprised of local businesspeople allowing it to be responsive to local community needs and trends. Each branch manager and individual loan officer is given authority and discretion to price loans and services and to approve loans in order to respond quickly and efficiently to the needs of each of the bank’s customers. As the Company continues its strategy to focus its future growth efforts on the middle Tennessee area, the Company’s local decision making at the branch level is expected to be strengthened by the narrowing of the Company’s geographic presence and the resulting focus of the Company’s senior management, including loan review personnel, on the Middle Tennessee operations of the wholly-owned bank subsidiary.

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
Lending and Deposit Activities. The bank provides a range of retail and commercial banking services designed to meet the borrowing and depository needs of small- and medium-sized businesses and consumers in the communities it services. The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan, and are further subject to competitive pressures, market rates, availability of funds, and government regulations. The bank has no foreign loans or highly leveraged transaction loans, as defined by the Federal Reserve.
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
Construction Loans. The bank originates construction loans for land acquisition, residential development or income-producing property development, on both a fixed and variable basis for a term generally of one year. The Company considers this type of lending to have higher credit risks than single-family residential lending because the principal is concentrated in a limited number of loans and borrowers, and repayment of these loans is dependent on the successful operation of the related real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or the economy generally. The bank’s risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project and the estimated cost of the project. If the estimated cost of construction or development proves to be inaccurate, the bank may be compelled to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, the bank may be confronted, at or prior to the maturity of the loan, with a project value which is insufficient to assure full repayment. As loan payments become due, the cash flow from the project may not be adequate to service total debt and we may have to agree with the borrower to modify the terms of the loan. In addition, by nature these loans are generally less predictable and more difficult to evaluate and monitor, and collateral securing them may be difficult to dispose of. The bank has sought to minimize these risks by lending primarily to established companies and generally restricting such loans to its primary market area. Construction loans constituted 44.1% of our loan portfolio at December 31, 2006.
Commercial Real Estate Loans. The bank’s commercial real estate loans include permanent mortgage loans on commercial and industrial properties. These loans are originated on both an annual line of credit basis and on a fixed-term basis generally ranging from one to seven years. In making lending decisions, the bank generally considers, among other things, the overall quality of the loan, the credit of the borrower, the value of the real estate, the projected income stream of the property and the reputation and quality of management constructing or administering the property. No one factor is determinative and such factors may be accorded different weights in any particular lending decision. As a general rule, the bank also requires that these loans be guaranteed by one or more of the individuals who have a significant equity investment in the property. Commercial real estate loans generally carry a lower degree of risk than commercial business loans because they are secured by improved property with a minimal loan-to-value gap based upon the type of property serving as collateral. Commercial real estate loans also generally have prime-based interest rates which adjust more rapidly to interest rate fluctuations and bear higher rates of interest than other types of loans. Accordingly, income from this type of loan should be more responsive to the changes in the general level of interest rates. Commercial real estate loans constituted 21.1% of our loan portfolio at December 31, 2006.

Residential Real Estate Loans. Residential mortgage products include adjustable rate as well as conventional, fixed rate loans with terms generally of seven to fifteen years. Residential mortgage loans must satisfy underwriting standards that typically require that the homes pledged to secure the loans must be either single-family residences which are owner occupied or investment property, that the value of which has been determined by appraisal, and that the borrower demonstrate financial responsibility and provide certain levels of equity. Residential real estate loans are generally a lower risk form of lending than other types of lending, including commercial real estate loans, since they are fully secured by the underlying property in a housing market that has historically maintained its resale value. An overall downturn in the housing market in the areas we serve would, however, increase risk and induce adjustment of our lending standards. We believe that the residential real estate market in Sumner and Williamson Counties will remain strong as those counties continue to experience population growth at rates above many of the other counties within our market area. The bank is active in the sale of mortgage loans in the secondary market. These loans are made in accordance with underwriting standards set by the purchaser of the loan, including loan-to-value ratio, interest rate and documentation. These loans are generally made under a commitment to purchase from a loan purchaser. The bank generally collects from the borrower or purchaser a combination of the origination fee, discount point and/or service release fee. During 2006, the bank sold approximately $86.3 million in loans to such purchasers, and these sales accounted for 15.9% of our total noninterest income in 2006. Residential real estate loans constituted 22.7% of our loan portfolio at December 31, 2006.
Commercial Business Loans. The bank’s commercial lending activities generally involve small- to medium-sized companies located in Williamson and Sumner Counties, Tennessee. The bank makes both secured and unsecured loans for working capital, equipment purchases and other general purposes, although the majority of commercial lending is done on a secured basis. Typically, these commercial business loans are for under $500,000 and are secured by the receivables, inventory, equipment, and/or general corporate assets of the borrowers, and, in some cases, real estate as an additional source of collateral. These loans are originated on both an annual line of credit basis and on a fixed-term basis ranging from one to five years. Commercial business loans typically have prime-based interest rates and carry a higher degree of credit risk than residential mortgage loans because they are more likely to be adversely affected by unfavorable economic conditions, and our ability to receive payments based on the collateral securing these loans may be adversely affected by the fact that the receivables may not be collectible and the inventory may not be saleable. Commercial business loans constituted 9.4% of our loan portfolio at December 31, 2006.
Consumer Loans. Types of consumer loans originated by the bank, other than residential real estate loans, include personal installment loans (generally secured by motor vehicles and having fixed interest rates) and personal unsecured lines of credit. Consumer loans offered typically involve a higher degree of credit risk than residential loans secured by first mortgages, but also carry higher yields and shorter maturities, typically from one to five years depending on the nature and condition of the collateral. Consumer loans often are affected by general economic conditions, changes in market interest rates and bankruptcy protection of delinquent debtors. Historically, losses from this type of lending have been higher for us than from other types of lending. The Company instituted new underwriting software in late 2004 in an effort to reduce the credit risk of its consumer loans. Consumer loans constituted 2.4% of our loan portfolio at December 31, 2006.
Lending Procedures and Loan Approval Process. Lending procedures of the bank reflect our philosophy of granting local control to decision making but retaining general oversight at the holding company level. Although the overall lending policy of the bank is set by our board of directors and is subject to the oversight and control of our board of directors and members of our senior management, we depend, to a great degree, upon the judgment of our loan officers and senior management at the bank to assess and control lending risks.
Individual loan officers have discretionary authority to approve certain loans without prior approval. The bank utilizes a loan committee comprised of officers and outside bank directors to review loan requests exceeding the discretionary limit of the loan officer or branch manager, or for which the loan officer or branch manager chooses not to exercise his or her discretionary authority. The bank also has its own officer loan committee, reflecting our emphasis on local control and decision making. Loans are reviewed periodically by the bank’s senior lending officers, internal loan review officer and the Company’s independent external auditors. In addition, we have a senior credit officer who is responsible for asset quality at the bank and who reviews the loan portfolio for the bank and makes decisions with respect to whether or not additional charges should be made to the bank’s provision for loan losses. We utilize this process to grade the bank’s loans and determine the adequacy of the bank’s loan loss reserve.
Deposit Activities. The bank offers several types of deposit and personal banking programs designed to attract both short-term and long-term funds from the general public by providing an assortment of accounts and rates, including the following accounts: commercial and retail demand deposit accounts; NOW accounts; IRAs; regular savings accounts; and other retail deposit services such as fixed rate, fixed maturity certificates of deposit, money market accounts, ATMs, internet banking, cash management, remote deposit, Heritage travel club, and other personal miscellaneous services such as safe deposit boxes, night depository services, traveler’s checks, merchant credit cards, direct deposit of payroll, official bank checks, and U.S. savings bonds. The bank’s deposit accounts are insured by the FDIC up to applicable limits of $100,000. A majority of the depositors of the bank are from the local market areas surrounding its offices.
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
The bank is incorporated under the banking laws of the State of Tennessee and, as such, is governed by the applicable provisions of those laws. Consequently, the Tennessee Department of Financial Institutions (“TDFI”) supervises and regularly examines the bank. The bank’s deposits are insured by the FDIC through the Bank Insurance Fund and, therefore, are governed by the provisions of the Federal Deposit Insurance Act. However, the bank is a member of the Federal Reserve Bank System; therefore, the primary federal banking regulator is the Federal Reserve. The TDFI and the FDIC regulate or monitor virtually all areas of the bank’s operations.
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
Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal bank regulatory agencies responsible for evaluating us and the bank evaluate the record of meeting the credit needs of the local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of the Company and the bank. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. The CRA rating for the bank was satisfactory as of the most recent evaluations.
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
Risk-Based Capital Requirements. All of the federal regulatory agencies have adopted risk-based capital guidelines for banks and bank holding companies. These risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks to account for off-balance sheet exposure and to minimize disincentives for holding liquid and lower-risk assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The ratios are minimums. The guidelines require all federally-regulated banks to maintain a minimum risk-based total capital ratio of 8%, of which at least 4% must be Tier 1 capital, as described below.
A banking organization’s qualifying total capital consists of two components: Tier 1, or “core” capital, and Tier 2, or “supplementary” capital. Tier 1 capital is an amount equal to the sum of: (1) common shareholders’ equity, including adjustments for any surplus or deficit; (2) non-cumulative perpetual preferred stock; and (3) the company’s minority interests in the equity accounts of consolidated subsidiaries. With limited exceptions for goodwill arising from certain supervisory acquisitions, intangible assets generally must be deducted from Tier 1 capital. Other intangible assets may be included in an amount up to 25% of Tier 1 capital, so long as the asset is capable of being separated and sold apart from the banking organization or the bulk of its assets. Additionally, the market value of the asset must be established on an annual basis through an identifiable stream of cash flows, and there must be a high degree of certainty that the asset will hold this market value notwithstanding the future prospects of the banking organization. Finally, the banking organization must demonstrate that a liquid market exists for the asset. Intangible assets in excess of 25% of Tier 1 capital generally are deducted from a banking organization’s regulatory capital. At least 50% of the banking organization’s total regulatory capital must consist of Tier 1 capital.
Tier 2 capital is generally considered to be an amount equal to the sum of the following:
•	the allowance for possible credit losses in an amount up to 1.25% of risk-weighted assets;

•	cumulative perpetual preferred stock with an original maturity of 20 years or more and related surplus;

•	hybrid capital instruments defined as instruments with characteristics of both debt and equity, perpetual debt and mandatory convertible debt securities; and

•	in an amount up to 50% of Tier 1 capital, eligible term subordinated debt and intermediate-term preferred stock with an original maturity of five years or more, including related surplus.
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
Leverage Capital Requirements. The federal regulatory agencies have issued a final regulation requiring certain banking organizations to maintain additional capital of 1% to 2% above a 3% minimum Tier 1 leverage capital ratio equal to Tier 1 capital, less intangible assets, to total assets. In order for an institution to operate at or near the minimum Tier 1 leverage capital ratio of 3%, the banking regulators expect that the institution would have well-diversified risk, no undue rate risk exposure, excellent asset quality, high liquidity and good earnings. In general, the bank would have to be considered a strong banking organization, rated in the highest category under the bank rating system and have no significant plans for expansion. Higher Tier 1 leverage capital ratios of up to 5% will generally be required if all of the above characteristics are not exhibited or if the institution is undertaking expansion, seeking to engage in new activities or otherwise faces unusual or abnormal risks.
Institutions not in compliance with these regulations are expected to be operating in compliance with a capital plan or agreement with that institution’s regulator. If they do not do so, they are deemed to be engaging in an unsafe and unsound practice and may be subject to enforcement action. Failure to maintain a Tier 1 leverage capital ratio of at least

2% of assets constitutes an unsafe and unsound practice and may result in enforcement action against an institution justifying termination of that institution’s FDIC insurance.
At December 31, 2006, the Company’s Tier 1 risk-based capital, total risk-based capital and leverage ratios were 10.00%, 10.87%, and 8.25%, respectively.
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
Deposit Insurance Assessments. The deposits of the bank are insured up to regulatory limits by the FDIC and the bank is required under the FDIC’s deposit insurance assessments to maintain the Bank Insurance Fund (“BIF”) and Savings Association Insurance Fund (“SAIF”). The FDIC has adopted regulations establishing a permanent risk-related deposit insurance assessment system. Each financial institution is assigned to one of three capital groups: well capitalized, adequately capitalized or undercapitalized; and further assigned to one of three subgroups within a capital group. A bank’s assignment is based on supervisory evaluations by the institution’s primary federal regulator and, if applicable, other information relevant to the institution’s financial condition and the risk posed to the applicable insurance fund. The assessment rate applicable to the bank in the future will depend in part upon the risk assessment classification assigned to each bank by the FDIC and in part on the BIF assessment schedule adopted by the FDIC. Institutions are prohibited from disclosing the risk classification to which they have been assigned. The Deposit Insurance Funds Act of 1996 provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF and the SAIF. For 2006, the annual insurance premiums on bank deposits insured by the BIF and SAIF varied between $0.01 to $0.27 per $100 of deposits. The Company’s premium amount per $100 of deposits on a weighed average basis was $0.03 for 2006. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. In early 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005, which made certain changes to the Federal deposit insurance program. These changes included merging the BIF and the SAIF, increasing coverage to $250,000 for IRA accounts and providing for inflationary adjustments to general coverage beginning in 2010, providing the FDIC with authority to set the fund’s reserve ratio within a specified range and requiring dividends to banks if the reserve ratio exceeds certain levels. The new statute grants banks an assessment credit based on their share of the assessment base on December 31, 1996 and the amount of the credit can be used to reduce assessments in any year subject to certain limitations.
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

Employees
The Company and its bank subsidiary had approximately 225 full-time equivalent employees as of December 31, 2006. Civitas BankGroup considers its relations with its employees to be good.
ITEM 1A. RISK FACTORS
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
The Company may be unable to consummate its proposed merger with Greene County.
The Company’s proposed merger with Greene County, described in more detail above, is anticipated to close in the second quarter of 2007 but must be approved by both the Company’s and Greene County’s shareholders before it can be finalized. Consummation of this merger is also subject to the receipt of required regulatory approvals and the satisfaction of other customary closing conditions. If the merger is not completed for any reason, the Company’s stock price may decline because certain costs related to the merger, such as legal, accounting and a portion of financial advisory fees, must be paid even if the merger is not completed. In addition, if the merger is not completed, the Company’s stock price may decline to the extent that the current market price reflects the assumption by investors that the merger will be completed.
Fluctuations in interest rates could adversely affect the Company’s net interest income and impact funding sources.
The results of operations of banking institutions generally, and of the bank subsidiary specifically, are materially affected by general economic conditions, the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities as well as other factors that affect market rates of interest. The Company’s profitability is significantly dependent on “net interest income,” which is the difference between interest income on interest-earning assets, like loans and investments, and interest expense on interest-bearing liabilities, like deposits and borrowings. Thus, any change in general market interest rates, whether as a result of changes in monetary policies of the Federal Reserve or otherwise, could have a significant effect on the Company’s funding costs and net interest income and, consequently, the Company’s earnings per share. At the same time, changes in interest rates could compress the Company’s net interest margin, which could negatively impact its earnings growth and earnings per share. Although the Company’s bank subsidiary actively manages its exposure to interest rate changes, these changes are beyond their control and the bank subsidiary cannot fully insulate itself from the effect of rate changes.
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
Construction and development lending is a more significant portion of the Company’s loan portfolio than is typical for banks and bank holding companies in its area. The percentage of construction and development loans in the bank’s portfolio was approximately 44.1% of its total loans as of December 31, 2006. This type of lending is generally considered to have higher credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate project. Consequently, these loans are more sensitive to adverse conditions in the real estate market or the general economy. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. If the bank experiences significant construction loan loss because the cost and value of construction loan projects was inaccurately estimated or because of a general economic downturn, the Company could experience earnings losses which would reduce its net tangible book value.
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
As of December 31, 2006, directors and executive officers beneficially owned approximately 24.8% of the Company’s common stock. The common stock and option ownership of the Company’s board and management could make it difficult or expensive to obtain majority support for shareholder proposals or potential acquisition proposals of the Company that its directors and officers oppose.
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
The TDFI and the Board of Governors of the Federal Reserve System supervise and examine the bank subsidiary. Because the bank is federally insured up to applicable legal limits, the FDIC also regulates the bank. The Federal Reserve also regulates the Company, as a bank holding company. These and other regulatory agencies impose certain regulations and restrictions on the bank subsidiary, including:
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
The Company, as well as the bank, undergoes periodic examinations by one or more regulatory agencies. Following such examinations, the Company may be required, among other things, to make additional provisions to its allowance for loan loss or to restrict its operations. These actions would result from the regulators’ judgments based on information available to them at the time of their examination. The bank’s operations are also governed by a wide variety of state and federal consumer protection laws and regulations. These federal and state regulatory restrictions limit the manner in which the Company, and the bank, may conduct business and obtain financing. These laws and regulations can and do change significantly from time to time and any such change could adversely affect the Company’s results of operations.
The Company risks losing customers because it competes with often larger, more comprehensive financial service institutions for customer lending and investment business in the markets it serves.
The banking and financial services business is highly competitive, especially in Williamson and Sumner Counties, Tennessee generally, and in the bank’s market areas specifically. The bank competes for loans, deposits and customers and the delivery of other financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers. Many of these competitors have much greater total assets and capitalization than does the Company. These larger institutions have higher lending limits, have greater access to capital markets and offer a broader array of financial services, such as trust services and international banking services, than the bank.
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
The Company’s common stock is traded on the Nasdaq Global Market and, as such, has less liquidity than the average stock quoted on a national securities exchange.
The trading volume in the Company’s common stock has been relatively low when compared with larger companies listed on national stock exchanges or other markets. The Company cannot say with any certainty that a more active and liquid trading market for its common stock will develop. Because of this, it may be more difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares. The Company cannot predict the effect, if any, that future sales of its common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of its common stock. The Company, therefore, can give no assurance that sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of its common stock to decline or impair the Company’s future ability to raise capital through sales of its common stock.
The market price of the Company’s common stock may fluctuate in the future, and these fluctuations may be unrelated to the Company’s performance. General market price declines or overall market volatility in the future could adversely affect the price of the Company’s common stock, and the current market price may not be indicative of future market prices.

Holders of the Company’s junior subordinated debentures have rights that are senior to those of the Company’s common shareholders.
The Company has supported its continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2006, the Company had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $17 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by the Company. Further, the accompanying junior subordinated debentures the Company issued to the trusts are senior to the Company’s shares of common stock. As a result, the Company must make payments on the junior subordinated debentures before any dividends can be paid on its common stock and, in the event of the Company’s bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on the Company’s common stock. The Company has the right to defer distributions on its junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on its common stock.
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties.
The Company’s principal executive offices are located at 4 Corporate Centre, 810 Crescent Centre Drive, Suite 320, Franklin, Tennessee 37067 in a leased facility. This facility located in the Cool Springs area of Franklin also houses the bank’s mortgage division. The Company’s Technology Center is a leased building also located in Cool Springs and is home to our centralized operational units. At December 31, 2006 the bank operated 12 banking offices, of which 2 were leased and the remaining 10 were owned. The bank also own 20 ATMs. During 2006, the Company paid approximately $668,000 in lease payments for our leased facilities
ITEM 3. Legal Proceedings.
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
ITEM 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of shareholders during the fourth quarter of the Company’s fiscal year ended December 31, 2006.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
The Company’s common stock is currently traded on the Nasdaq Global Market under the symbol CVBG and has traded on that market since July 18, 2006. Prior to that time, the Company’s common stock traded on the OTC bulletin board. The following table reflects high and low sales prices as reported on the OTC Bulletin Board prior to July 18, 2006 and on the Nasdaq Global Market since July 18, 2006.

				Cash
	Prices			dividends
	High	Low	Close	declared
2006:
First Quarter	$7.65	$6.90	$7.35	$0.00
Second Quarter	7.75	6.95	7.50	0.02
Third Quarter	8.00	7.40	7.75	0.02
Fourth Quarter	8.24	7.11	7.94	0.02

2005:
First Quarter	$8.50	$7.32	$7.80	$0.00
Second Quarter	7.75	6.50	7.24	0.00
Third Quarter	8.40	7.05	8.00	0.00
Fourth Quarter	8.15	7.50	7.60	0.00
As of February 28, 2007, we had approximately 1,171 shareholders of record. At that date, 15,929,438 shares were outstanding.
The amount of any dividend, while in our sole discretion, depends in part upon the performance of the Company. The ability to pay dividends is restricted by federal laws and regulations applicable to bank holding companies and by Tennessee laws relating to the payment of dividends by Tennessee corporations. Because substantially all of the Company’s operations are conducted through the bank, the Company’s ability to pay cash dividends also depends on the ability of the bank to pay a dividend to the Company. The ability of the bank to pay cash dividends is restricted by applicable regulations of the TDFI, the Federal Reserve, and the FDIC. See “Item 1. Business – Supervision and Regulation – Dividend Restrictions” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset Management.”
The Company did not repurchase any shares of its common stock during the year ended December 31, 2006.

ITEM 6. Selected Financial Data
The table below provides selected consolidated financial data for the Company as of and for each of the five years ended December 31, 2006, 2005, 2004, 2003 and 2002. You should read the following selected consolidated financial information in conjunction with our financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this document.

	As of and for years ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands, except per share amount)
Summary of Operations
Interest income	$53,456	$40,357	$32,940	$31,622	$31,761
Interest expense	29,309	19,107	13,123	12,162	13,505

Net interest income	24,147	21,250	19,817	19,460	18,256
Provision for loan losses	2,375	993	1,446	3,083	4,663
Noninterest income	10,352	7,571	7,793	6,261	6,830
Noninterest expense	21,882	22,209	22,917	20,382	18,690
Income before income taxes	10,242	5,619	3,247	2,256	1,733
Income tax expense	3,557	1,715	941	823	596
Income from continuing operations	6,685	3,904	2,306	1,433	1,137

Basic earnings per share – continuing operations	0.42	0.24	0.13	0.09	0.08
Diluted earnings per share – continuing operations	0.42	0.24	0.13	0.09	0.08
Cash dividends per common share	0.06	0.00	0.03	0.06	0.06
Book value per common share	3.39	2.98	3.28	3.19	2.96

Selected Period-End Balances
Total assets of continuing operations	$898,166	$749,516	$703,678	$643,543	$534,183
Loans, net of unearned income	614,037	476,421	430,617	412,609	391,934
Allowance for loan losses	6,298	4,765	4,427	5,688	5,761
Total deposits	732,520	600,766	566,873	520,505	437,607
Other borrowings and subordinated debt	105,906	97,452	90,451	79,565	60,688
Shareholders’ equity	53,945	47,225	57,736	54,741	45,473

Selected Operating Ratios
Annual % change in loans	28.89%	10.64%	4.36%	5.28%	6.50%
Annual % change in assets	19.83%	6.51%	9.34%	20.47%	13.64%
Return on period end assets	0.74%	0.52%	0.33%	0.22%	0.21%
Return on period end equity	12.39%	8.27%	3.99%	2.62%	2.50%
Per share amounts are adjusted to reflect the effect of stock splits and stock dividends.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion in conjunction with our financial statements and the notes to those statements appearing elsewhere in this document.
PERFORMANCE OVERVIEW
General. The Company experienced a significant number of changes in 2006 which management believes will position the Company for improved performance during 2007. First, the Company completed strengthening its back office, information technology systems, loan review procedures and internal audit functions. The Company believes that the simplification of its organizational structure and the strengthening and improvement of its infrastructure will position the Company to take advantage of the opportunities to build its business within the middle Tennessee market.
Set forth below are certain significant items that occurred during the year ended December 31, 2006:
•	Income from continuing operations for the year ended December 31, 2006 totaled $6.7 million compared to $3.9 million for the same period for 2005, a 71.8% increase.

•	Assets increased from $749.5 million at December 31, 2005 to $898.2 million at December 31, 2006, a $148.7 million, or 19.8% increase.

•	Funds invested in securities increased slightly from the December 31, 2005 balance to $209.9 million.

•	Loans increased to $614.0 million at December 31, 2006, up 28.9% from $476.4 million at year end 2005.

•	Nonperforming loans remained level at $1.9 million at December 31, 2006.

•	Delinquency ratio declined in 2006 from 0.60% to 0.36%.

•	Deposits totaled $732.5 million, up 21.9% from $600.8 million at year end 2005.

•	Net interest margin declined to 3.13% from 3.19% in 2005, primarily due to increased cost of funds.

•	Effective March 31, 2006, the Company completed the sale of its affiliate, The Murray Banc Holding Company.

•	The Company announced its plan to sell its ownership in Insurors Bank of Tennessee, which sale was consummated on February 5, 2007.

•	The Company announced it had purchased a branch location in Murfreesboro with plans to open a new branch in the second quarter of 2007, pending regulatory approval. The Company also signed a lease to open a branch in the Cool Springs area of Williamson County.
CRITICAL ACCOUNTING POLICIES
The accounting principles the Company follows and the methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry. In connection with the application of those principles to the determination of our allowance for loan losses (“ALL”), we have made judgments and estimates which have significantly impacted our financial position and results of operations.
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
The Company establishes the allocated amount separately for two different risk groups: (1) unique loans (commercial loans, including those loans considered impaired); and (2) homogeneous loans (generally consumer loans). The allocation for unique loans is primarily based on risk rating grades assigned to each of these loans as a result of our loan management and review processes. Each risk-rating grade is assigned an estimated loss ratio, which is determined based on the experience of management, discussions with banking regulators, historical and current economic conditions and our independent loan review process. Estimated losses on impaired loans are based on estimated cash flows discounted at the loan’s original effective interest rate or the underlying collateral value. The Company defines impaired loans as those classified as substandard, doubtful or loss. Estimated loss ratios are also assigned to the consumer loan portfolio.

However, the estimated loss ratios for these homogeneous loans are based on consumer credit scores (e.g., automobile, residential mortgage, home equity) and not on the results of individual loan reviews.
The unallocated amount is particularly subjective and does not lend itself to the exact mathematical calculation. The calculation uses the unallocated amount to absorb inherent losses which may exist as of the balance sheet date for such matters as changes in the local or national economy, the depth or experience of the lending staff, any concentrations of credit in any particular industry group, and new banking laws or regulations. After applicable factors are assessed, the aggregate unallocated amount is evaluated based on our management’s experience.
The resulting ALL balance is tested by comparing the balance in the allowance account to historical trends and peer information. The result of the procedures performed is evaluated by management, including the result of the testing, and concludes on the appropriateness of the balance of the ALL in its entirety. The loan and the audit committees of the board of directors review the assessment prior to the filing of financial information
Results of Operations Year ended December 31, 2006 Compared to the Year ended December 31, 2005:
Net Earnings
Net earnings from continuing operations for 2006 totaled $6.7 million compared to $3.9 million in 2005, an increase of 71.8%. This increase includes a one-time, $2.1 million, after-tax gain on the sale of an affiliate, The Murray Banc Holding Company. The improvement in earnings performance is a result of a $2.9 million increase in net interest income partially offset by a $1.4 million increase in provision for loan losses compared to 2005. Reflecting a competitive pricing environment in the Company’s market, the net interest margin continued to experience compression during the year which restricted further improvement in net earnings. Operating expenses remained relatively flat as the Company completed its effort to build a solid infrastructure to improve operational efficiency and strengthen operational control through the centralization of backroom operations.
Net Interest Income
Net interest income represents the amount of interest earned on earning assets exceeding interest paid on deposits and other interest bearing liabilities and is our principal source of earnings representing 70.0% of net revenues. In 2006, our net interest income increased $2.9 million, or 13.6%, to $24.1 million. Although net interest income increased, the Company’s net interest margin continued to compress throughout 2006, declining to 3.13% from 3.19% in 2005. Average interest bearing assets and liabilities increased for the year ended December 31, 2006, increasing net interest income $3.6 million as compared to 2005. Although the yield on interest bearing assets increased in 2006 the rate on interest bearing liabilities also increased, effectively offsetting the increase in the yield. Net interest income is impacted by several factors including volume, rate, mix, interest rate fluctuations, competition and asset quality. More detail on changes in interest income and interest expense due to changes in rates is shown on page 22.
Interest Income
Interest income increased $13.1 million, or 32.5%, in 2006 to $53.5 million. The increase was due to both an increase in average earning assets of $103.9 million, primarily in the loan portfolio and an increase in yield on earning assets. This increase in average balances accounted for a $6.8 million increase in interest income, while the increase in yield accounted for $6.3 million in interest income, increasing the yield on average earning assets to 6.93% from 6.05% in 2005. The yield on loans was 7.76% in 2006, compared to 6.78% in 2005, resulting in a $5.4 million increase in interest income. Interest income earned as a result of net average loan growth experienced totaled $6.2 million in 2006 increasing interest income further. An increase in the average balance of securities contributed $606,000 to interest income, while the increase in yield on securities added $829,000 to interest income. Average amount of and average yield earned on our average earning assets are represented by asset type on the table on page 22.
Interest Expense
Interest expense increased $10.2 million in 2006 compared to 2005. The average balance of deposits and borrowed funds increased $97.7 million, resulting in $3.2 million in additional interest expense. The average rate paid for deposits and borrowed funds increased from 2.85% in 2005 to 3.82% in 2006. This accounted for a $7.0 million increase in interest expense. Increases in costs of non-maturity deposit products and short-term borrowings reflected increases in short-term interest rates during the first half of 2006. The rates on time deposits increased from 3.37% in 2005 to 4.53% in 2006, causing a $4.3 million increase in interest expense. Management has emphasized shorter-term certificate of deposit rates over longer terms to reduce costs. Additionally, the increase in rates caused the cost of NOW accounts to increase by $1.4 million in 2006. Both the rate and the average balance of subordinated debentures increased in 2006 causing an increase in interest expense in the amount of $414,000. The level of Federal Home Loan Bank borrowings declined in 2006 by $9.7 million, lowering interest expense by $496,000.
Provision for Loan Losses
Provision for loan losses is a charge to earnings to maintain an allowance for loan losses representative of inherent risks and losses in the loan portfolio. The provision for loan losses totaled $2.4 million for 2006 compared to $1.0 million in 2005, an increase of $1.4 million, or 140.0%. Net loan charge-offs were $842,000 in 2006 compared to $606,000 in 2005, an increase of $236,000. The remaining $1.6 million of the provision recorded was the result of loan growth experienced. The ratio of the allowance for loan losses as a percentage of total loans was 1.03% at December 31, 2006 as compared to 1.00% at December 31, 2005. The increase in the allowance for loan losses as a percentage of total loans outstanding at December 31, 2006 compared to December 31, 2005 reflects the inherent risks associated with the Company’s emphasis on construction lending.
Noninterest Income
The components of the Company’s noninterest income include service charges on deposit accounts, other fees and commissions, mortgage banking activities, gain on sale of securities and gain on sale of assets. Total noninterest income increased 36.7% to $10.4 million in 2006 compared to the same period in 2005. Noninterest income as a percent of total gross revenue was 30.0% in 2006 compared to 26.0% in 2005. For 2006, non-interest income includes a one-time, pre-tax gain on sale of affiliates in the amount of $3.5 million. The largest component of the Company’s noninterest income is revenue generated on deposit accounts. Service charges on deposit accounts increased $12,000, or 0.4%, to $2.8 million during 2006 compared to 2005. Revenue from mortgage banking activities totaled $1.6 million, a decrease of $439,000, or 21.0%, during 2006 compared to last year. This decrease is primarily due to the large decline in mortgage refinance activity during 2006. Mortgage banking revenues include mortgage servicing rights income in the amount of $23,000 and $481,000, net gain on the sale of mortgage loans in the amount of $1.1 million and $1.4 million for 2006 and 2005, respectively, and processing fees in the amount of $310,000 and $205,000. Other service charges, fees and commissions totaled $1.0 million for 2006, an increase of $112,000, or 12.3%. Profits from the sale of securities decreased from $100,000 in 2005 to $63,000 for 2006.
Noninterest Expense
Noninterest expense consists primarily of salaries and employee benefits, occupancy expenses, furniture and equipment expenses, and other operating expenses. Total noninterest expense decreased $327,000, or 1.5%, to $21.9 million during 2006. Salaries and employee benefits make up the largest category in noninterest operating expenses. These expenses increased only $425,000, or 3.4%, for 2006 despite increased staffing of a new branch, the new stock based compensation expense required in 2006 resulting from our adoption of Statement of Financial Accounting Standards No. 123R, and a large bonus accrual. This bonus accrual is related to the bonus awards for the Company’s senior officers that are being paid in cash in lieu of equity incentive awards because of the proposed merger with Greene County. Other operating expenses decreased $572,000, as the Company increased operating efficiencies.
Results of Operations Year ended December 31, 2005 Compared to the Year ended December 31, 2004:
Net Earnings
Net earnings from continuing operations for 2005 totaled $3.9 million compared to $2.3 million in 2004, an increase of 69.6%. The improvement in earnings performance is a result of a $1.4 million increase in net interest income and a $453,000 decrease in provision for loan losses compared to 2004. The net interest margin continued to experience a slight compression during the year and restricted further improvement in net earnings. Operating expenses remained flat as the Company continues to build a solid infrastructure to improve operational efficiency and strengthen operational control through the centralization of backroom operations.
Net Interest Income
Net interest income represents the amount of interest earned on earning assets exceeding interest paid on deposits and other interest bearing liabilities and is our principal source of earnings representing 73.7% of net revenues. In 2005, our net interest income increased $1.4 million, or 7.2%, to $21.3 million. Although net interest income increased, the Company’s net interest margin continued to compress throughout 2005, declining to 3.19% from 3.22% in 2004. Average interest bearing assets and liabilities increased for the year ended December 31, 2005, increasing net interest income $1.5 million as compared to 2004. Although the rate on interest bearing assets increased in 2005 the rate on interest bearing liabilities also increased, effectively offsetting each other. Net interest income is impacted by several factors including volume, rate, mix, interest rate fluctuations, and asset quality. More detail on changes in interest income and interest expense due to changes in rates is shown on page 23.
Interest Income
Interest income increased $7.4 million, or 22.5%, in 2005 to $40.4 million. The increase was due to both an increase in average earning assets of $52.0 million, primarily in the loan portfolio and an increase in yield on earning assets. This increase in average balances accounted for a $3.2 million increase in interest income, while the increase in yield accounted for $4.3 million in interest income, increasing the yield on average earning assets to 6.05% from 5.36% in 2004. The yield on loans was 6.78% in 2005, compared to 6.00% in 2004, resulting in a $3.6 million increase in interest income. Interest income earned as a result of net average loan growth experienced totaled $2.4 million in 2005 increasing interest income further. An increase in the average balance of securities contributed $894,000 to interest income, while the increase in yield on securities added $570,000 to interest income. Average amount of and average yield earned on our average earning assets are represented by asset type on the table on page 23.
Interest Expense
Interest expense increased $6.0 million in 2005 compared to 2004. The average balance of deposits and borrowed funds increased $56.1 million, resulting in $576,000 in additional interest expense. The average rate paid for deposits and borrowed funds increased from 2.14% in 2004 to 2.85% in 2005. This accounted for a $5.4 million increase in interest expense. Increases in costs of non-maturity deposit products and short-term borrowings reflected increases in short-term interest rates during 2005. The rates on time deposits increased from 2.75% in 2004 to 3.37% in 2005, causing a $1.8 million increase in interest expense. Management has emphasized shorter-term certificate of deposit rates over longer ones to reduce costs. Additionally, the increase in rates caused the cost of NOW accounts to increase by $1.7 million in 2005. In December 2005, the Company paid off $4.6 million in Company debt and redeemed $8.0 million in subordinated debentures with the proceeds from the $13.0 million in subordinated debentures it issued in December 2005, lowering the interest rate by 149 basis points which the Company believed would benefit interest expense in the future. The level and costs of our Federal Home Loan Bank borrowings inhibited further reduction in costs, as these $35 million in borrowings carry one of the highest interest rates of the bank’s funding sources at 4.98%
Provision for Loan Losses
Provision for loan losses is a charge to earnings to maintain an allowance for loan losses representative of inherent risks and losses in the loan portfolio. The provision for loan losses totaled $1.0 million for 2005 compared to $1.4 million in 2004, a decrease of $453,000, or 31.3%. Net loan charge-offs were $606,000 in 2005 compared to $2.7 million in 2004, a decrease of $2.1 million. The ratio of the allowance for loan losses as a percentage of total loans was 1.00% at December 31, 2005 as compared to 1.03% at December 31, 2004. The decline in the allowance for loan losses as a percentage of total loans outstanding at December 31, 2005 compared to December 31, 2004 reflect loan charge-offs taken against specific, allocated reserves. The decrease in provision expense reflected management’s progress in evaluating and identifying credit risk in the loan portfolio and its success in strengthening loan underwriting standards.

Noninterest Income
The components of the Company’s noninterest income include service charges on deposit accounts, other fees and commissions, mortgage banking activities, gain on sale of securities and gain on sale of assets. Total noninterest income decreased 2.8% to $7.6 million in 2005 compared to the same period in 2004. Noninterest income as a percent of total gross revenue was 15.8% in 2005 compared to 19.1% in 2004. The largest component of the Company’s noninterest income is revenue generated on deposit accounts. Service charges on deposit accounts decreased $214,000, or 7.2%, to $2.8 million during 2005 compared to 2004. This decrease is primarily due to a decrease in the volume of insufficient check fees charged to customers and a decrease in the number of accounts subject to service charges. Revenue from mortgage banking activities totaled $2.1 million, an increase of $1.2 million, or 133.3%, during 2005 compared to last year. This increase is primarily due to the strengthening of the Company’s in-house mortgage division during 2005. Mortgage banking revenues include mortgage servicing rights income in the amount of $481,000 and $291,000 and net gain on the sale of mortgage loans in the amount of $1.4 million and $378,000 for 2005 and 2004, respectively, and processing fees in the amount of $205,000 and $231,000. Other service charges, fees and commissions totaled $911,000 for 2005, an increase of $275,000, or 43.2%. This increase is partially attributable to an $84,000 increase in income from the bank’s credit insurance products. Profits from the sale of securities decreased from $655,000 in 2004 to $100,000 for 2005.
Noninterest Expense
Noninterest expense consists primarily of salaries and employee benefits, occupancy expenses, furniture and equipment expenses, data processing expenses and other operating expenses. Total noninterest expense decreased $708,000 or 3.1% to $22.2 million during 2005. Salaries and employee benefits make up the largest category in noninterest operating expenses. These expenses increased only $237,000, or 1.9%, for 2005 despite increased staffing of key commercial lending personnel and continued infrastructure changes. Expenses relating to foreclosed properties decreased $179,000 for 2005 to $86,000 as compared to the same period in 2004. Data processing expenses declined $1.0 million due to the Company bringing data processing in-house. Audit and accounting expenses increased $292,000 primarily due to costs associated with the Sarbanes-Oxley internal control assessments. Other operating expenses, exclusive of the items discussed above, decreased $58,000.

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

	December 31, 2006			December 31, 2005			2006 / 2005 Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate[1]	Total

Net loans [2]	$548,169	7.76%	$42.560	$456,657	6.78%	$30,972	$6,205	$5,383	$11,588
Securities	214,319	4.88%	10,454	200,831	4.49%	9,019	606	829	1,435
Federal funds sold	4,276	5.05%	216	4,635	2.61%	121	(9)	104	95
Other interest bearing assets	4,064	5.56%	226	4,783	5.12%	245	(37)	18	(19)

Total earning assets	770,828	6.93%	$53,456	666,906	6.05%	$40,357	$6,765	$6,334	$13,099

Cash and due from banks	20,582			24,514
Allowance for loan losses	(5,437)			(4,859)
Other assets	33,820			34,589

Total assets	$819,793			$721,150

Deposits:
NOW	$155,063	3.20%	$4,967	$136,034	2.32%	$3,154	$441	$1,372	$1,813
Money market	49,956	2.91%	1,455	57,560	2.55%	1,465	(194)	184	(10)
Savings	15,843	0.54%	85	19,591	0.62%	122	(23)	(14)	(37)
Time deposits	372,540	4.53%	16,881	290,883	3.37%	9,793	2,752	4,336	7,088

Total interest-bearing deposits	593,402	3.94%	23,388	504,068	2.88%	14,534	2,976	5,878	8,854
Noninterest-bearing deposits	63,009		0	61,925		0

Total deposits	656,411	3.57%	23,388	565,993	2.57%	$14,534	2,976	5,878	8,854
Federal funds purchased and repurchase agreements	63,524	4.89%	3,108	51,565	3.25%	1,678	389	1,041	1,430
FHLB advances and other borrowings	30,755	5.16%	1,586	40,462	5.15%	2,082	(500)	4	(496)
Subordinated debentures	17,000	7.22%	1,227	12,000	6.78%	813	339	75	414

Total deposits and borrowed funds	767,690	3.82%	29,309	670,020	2.85%	19,107	3,204	6,998	10,202

Other liabilities	5,410			3,498
Shareholders’ equity	46,693			47,632

Total liabilities and shareholders’ equity	$819,793			$721,150

Net interest income			$24,147			$21,250	$3,561	$(664)	$2,897

Net interest margin		3.13%			3.19%

1	Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.

2	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

*	No taxable equivalent adjustments have been made since the effect of tax exempt income is insignificant.

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

	December 31, 2005			December 31, 2004			2005 / 2004 Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate [1]	Total

Net loans [2]	$456,657	6.78%	$30,972	$416,335	6.00%	$24,971	$2,419	$3,582	$6,001
Securities	200,831	4.49%	9,019	179,602	4.21%	7,555	894	570	1,464
Federal funds sold	4,635	2.61%	121	13,215	1.57%	207	(135)	49	(86)
FHLB and FRB stock	3,414	5.10%	174	3,291	4.56%	150	6	18	24
Other interest bearing assets	1,369	5.19%	71	2,416	2.36%	57	(25)	39	14

Total earning assets	666,906	6.05%	$40,357	614,859	5.36%	$32,940	$3,159	$4,258	$7,417

Cash and due from banks	24,514			17,145

Allowance for loan losses	(4,859)			(5,476)
Other assets	34,589			46,565

Total assets	$721,150			$673,093

Deposits:
NOW	$136,034	2.32%	$3,154	$85,440	1.08%	$926	$546	$1,682	$2,228
Money market	57,560	2.55%	1,465	73,706	1.13%	836	(182)	811	629
Savings	19,591	0.62%	122	26,484	0.97%	258	(67)	(69)	(136)
Time deposits	290,883	3.37%	9,793	292,845	2.75%	8,058	(54)	1,789	1,735

Total interest-bearing deposits	504,068	2.88%	14,534	478,475	2.11%	10,078	244	4,212	4,456
Noninterest-bearing deposits	61,925		0	60,143		0

Total deposits	565,993	2.57%	14,534	538,618	1.87%	10,078	244	4,212	4,456
Federal funds purchased and repurchase agreements	51,565	3.25%	1,678	21,957	1.28%	282	379	1,017	1,396
Notes payable	4,550	6.46%	294	4,632	7.41%	343	(6)	(43)	(49)
FHLB advances and other borrowings	35,912	4.98%	1,788	36,722	4.98%	1,828	(40)	0	(40)
Subordinated debentures	12,000	6.78%	813	12,000	4.93%	592	0	221	221

Total deposits and borrowed funds	670,020	2.85%	19,107	613,929	2.14%	13,123	576	5,408	5,984

Other liabilities	3,498			3,222
Shareholders’ equity	47,632			55,942

Total liabilities and shareholders’ equity	$721,150			$673,093

Net interest income			$21,250			$19,817	$2,583	$(1,150)	$1,433

Net interest margin		3.19%			3.22%

1	Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.

2	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

*	No taxable equivalent adjustments have been made since the effect of tax exempt income is insignificant.

Investment Portfolio
General. The Company’s securities portfolio is primarily used as a source of liquidity. Total securities were $209.9 million at year-end 2006 compared to $205.1 million at December 31, 2005, an increase of $4.8 million. The securities portfolio comprised 23.4% of total assets at year-end 2006 as compared to 27.4% at December 31, 2005. Growth of the securities portfolio in 2007 will depend on our loan and deposit growth, changes in the yield curve and reinvestment rates. It is currently anticipated that, the investment securities portfolio will remain approximately the same percentage of assets in 2007.
The bank’s policy guidelines are designed to minimize credit, market and liquidity risk. Securities must be investment grade or higher to be purchased. At December 31, 2006, the investment portfolio had a net unrealized loss of $2.9 million compared to $3.8 million at December 31, 2005. See Note 3 of the accompanying financial statements for a discussion of other-than-temporarily impaired securities. Other than commitments to originate or sell mortgage loans, the bank does not invest in off-balance sheet or derivative financial instruments. Net gains totaling $63,000 were realized from the sale of $9.2 million in available for sale securities during 2006.
The Company invests primarily in obligations of the United States, obligations of states, counties, and municipalities and mortgage-backed securities. The following table presents, for the periods indicated, the carrying amount of our securities portfolio segregated into available for sale, or AFS, and held to maturity, or HTM, categories:
Composition of Investment Portfolio
dollars in thousands

	December 31,	December 31,	December 31,
	2006	2005	2004
Available for Sale
U.S. treasury and government agencies	$3,715	$7,864	$18,073
State and municipals	3,317	3,300	4,331
Mortgage-backed	92,066	77,452	85,761
Other securities	0	1,108	1,128

Total available for sale securities	99,098	89,724	109,293
Held to Maturity
U.S. treasury and government agencies	1,647	0	300
State and municipals	29,534	28,669	26,233
Mortgage-backed	77,073	84,522	66,899
Other debt	2,504	2,255	2,413

Total held to maturity securities	110,758	115,446	95,845

Total securities	$209,856	$205,170	$205,138

The following table indicates the maturities of securities at December 31, 2006 at the carrying amount and the weighted average yields of such securities:
Maturity of Investment Portfolio
dollars in thousands

	AFS		HTM
	Amount	Yield	Amount	Yield
U.S. treasuries and government agencies
Under 1 year	$550	4.99%	$0	—
1 – 5 years	1,733	4.36%	0	—
5 – 10 years	0	—	0	—
Over 10 years	1,432	6.01%	1,647	6.39%

Total U.S. treasuries and government agencies	3,715	5.19%	1,647	6.39%
State and municipals
Under 1 year	0	—	150	3.90%
1 – 5 years	257	3.20%	263	2.97%
5 – 10 years	1,852	3.24%	6,107	3.71%
Over 10 years	1,208	3.69%	23,014	4.26%

Total state and municipals	3,317	3.41%	29,534	4.22%
Mortgage-backed	92,066	5.11%	77,073	4.99%
Other securities
Under 1 year	0	—	0	—
1 – 5 years	0	—	1,004	5.44%
5 – 10 years	0	—	0	—
Over 10 years	0	—	1,500	8.97%

Total other	0	—	2,504	7.55%

Total securities	$99,098	4.38%	$110,758	4.92%

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
Composition of Loan Portfolio
dollars in thousands

	December 31,
	2006	2005	2004	2003	2002

Real Estate – construction	$271,251	$157,381	$93,841	$58,570	$45,531
Real Estate – commercial and other	129,422	115,609	77,294	56,683	51,496
Real Estate – residential	139,553	112,281	107,456	111,490	123,359
Commercial	57,575	71,929	128,114	145,380	129,355
Consumer	14,667	15,938	21,561	35,699	41,454
Other	2,041	3,840	2,880	5,145	1,017

Total gross loans	614,509	476,978	431,146	412,967	392,212
Unearned income and deferred fees	(472)	(557)	(529)	(358)	(296)

Net loans	$614,037	$476,421	$430,617	$412,609	$391,916

Totals loans grew $137.6 million since December 31, 2005. Management’s focus during 2006 has been on building a centralized infrastructure to support future growth, develop common policies and procedures, recruiting and retaining key lending personnel and establishing controls.
Management is placing greater emphasis on short-term real estate lending such as construction, acquisition and development, and commercial real estate loans. The Company has established internal targets for real estate secured loans at 75% of total loans, with an emphasis on variable interest rate loans or loans with maturities under five years if at fixed rates. Currently, 88.0% of our loan portfolio is secured by real estate.
The change in the composition of the loan portfolio from 2005 reflects management’s lending philosophy and its focus on real property as the primary collateral. The increase in real estate construction in recent years is predominately single-family homes located in Davidson, Sumner and Williamson Counties. These are loans made to local builders who are well known within the community and represent a split of approximately 75/25 between speculative and custom homes. Also included in this category are residential land development and acquisition loans. Real estate - commercial and other are largely commercial real estate loans on local small retail properties located predominately in Williamson, Sumner and Davidson Counties, our most vibrant and economically stable markets. Management prefers to make loans secured by real estate, a strategy that it believes to be a more conservative lending approach.

The following is a presentation of an analysis of maturities of loans as of December 31, 2006:
Maturity of Loan Portfolio
dollars in thousands

	Due in 1	Due after 1	Due after
Type of Loan	Year or Less	to 5 Years	5 Years	Total

Real estate – construction	$250,124	$16,338	$4,789	$271,251
Real estate – commercial and other	28,972	87,220	13,230	129,422
Real estate – residential	76,027	47,010	16,516	139,553
Commercial	30,962	24,944	1,669	57,575
Consumer	5,123	9,456	88	14,667
Other	1,632	409	0	2,041

Total gross loans	$392,840	$185,377	$36,292	$614,509

The following table sets forth the dollar amount of the loans maturing subsequent to the year ending December 31, 2006 distinguished between those with predetermined interest rates and those with variable interest rates.
Mix of Rate Type
dollars in thousands

	Variable Rate	Fixed Rate	Total
Real estate – construction	$194,977	$79,274	$271,251
Real estate – commercial and other	21,023	108,399	129,422
Real estate – residential	65,897	73,656	139,553
Commercial	8,578	48,997	57,575
Consumer	213	14,454	14,667
Other	215	1,826	2,041

Total gross loans	$290,903	$326,606	$614,509

Provision and Allowance for Loan Losses. The allowance for loan losses is maintained at a level which management believes is adequate to absorb all probable losses on loans. The Company has placed a great emphasis on identifying and monitoring at-risk borrowers in a timely fashion and has in place a risk rating system designed for monitoring its loan portfolio in an effort to identify potential problem loans. The allowance for loan losses is based on past loan experience and other factors, which in management’s judgment deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, trends in past due loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay their obligations to the Company. Management analyzes quarterly both the loan portfolio as a whole as well as each classified loan. The allocation of the allowance for loan losses has shifted as the loan portfolio has shifted in the past 3 years. As of December 31, 2006, management believed recent loan growth, charge-off experience and past due trends had the largest impact on additions to the allowance for loan losses. For the years 2002 – 2004, additional provision was needed to replenish the allowance primarily because of the charge-offs experienced. Management has in place a risk rating system designed for monitoring its loan portfolio in an effort to identify potential problem loans.

A five year summary of loan loss experience is provided below.
Summary of Allowance for Loan Losses
dollars in thousands

	Years Ended December 31,
	2006	2005	2004	2003	2002
Balance at beginning of year	$4,765	$4,427	$5,688	$5,742	$5,351
Decrease due to dispositions	0	49	0	0	0

	4,765	4,378	5,688	5,742	5,351
Loans charged-off:
Real estate – construction	0	39	199	354	560
Real estate – commercial and other	205	104	179	82	0
Real estate – residential	107	129	595	212	181
Commercial	881	313	1,419	1,622	2,139
Consumer	137	240	738	1,251	1,528
Other	1	0	0	11	134

Total charge-offs	$1,331	$825	$3,130	$3,532	$4,542

Recoveries:
Real estate – construction	0	22	28	35	36
Real estate – commercial and other	50	0	29	0	0
Real estate – residential	41	13	29	3	0
Commercial	307	82	94	187	88
Consumer	91	102	232	167	145
Other	0	0	11	3	6

Total recoveries	$489	$219	$423	$395	$275

Net loans charged-off	842	606	2,707	3,137	4,267
Current year provision	2,375	993	1,446	3,083	4,658

Balance at end of year	$6,298	$4,765	$4,427	$5,688	$5,742

Loans at year end	$614,037	$476,421	$430,617	$412,609	$391,916
Ratio of allowance to loans at year end	1.03%	1.00%	1.03%	1.38%	1.47%
Average loans	$548,169	$456,657	$416,335	$412,604	$384,642
Ratio of charge-offs to average loans	0.15%	0.13%	0.65%	0.76%	1.11%
Nonperforming Assets. The level of non-performing loans is an important element in assessing asset quality and the relevant risk in the credit portfolio. Non-performing loans include non-accrual loans, restructured loans and loans delinquent 90 days or more. All loans classified as “held for sale” were performing as of December 31, 2006. Because these loans are generally sold within 30 days of origination, they are not generally considered in establishing the level of the allowance for loan losses. Accrual of interest is discontinued on a loan when management believes the borrower’s financial condition is such that collection of interest is doubtful. In addition to consideration of these factors, the Company places all loans on nonaccrual status if they become 90 days or more past due if management deems them uncollectible. When a loan is placed on nonaccrual status, all unpaid interest which has accrued on the loan is reversed and deducted from earnings as a reduction of reported interest. No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain. During the years ended December 31, 2006, 2005 and 2004 approximately $86,000, $107,000 and $158,000, respectively, in additional interest income would have been recognized in earnings if the Company’s nonperforming loans had been current in accordance with the original terms. Another element associated with asset quality is foreclosed properties, which are carried as other real estate owned on the balance sheet. For financial statement purposes, nonaccrual loans are included in loans outstanding, whereas repossessions and other real estate are included in other assets.

The following is a summary of nonperforming assets:
Summary of Nonperforming Loans
dollars in thousands

	Years Ended December 31,
	2006	2005	2004	2003	2002

Non-accrual loans	$1,946	$2,273	$5,377	$3,532	$8,172

Loans past due 90 days or more still accruing	0	0	40	3	0

Restructured loans	0	0	0	0	0

Total nonperforming loans	$1,946	$2,273	$5,417	$3,535	$8,172

Foreclosed properties	352	346	793	1,284	2,184

Total nonperforming assets	$2,298	$2,619	$6,210	$4,819	$10,356

The ratio of non-performing assets to total loans was 0.4% at December 31, 2006, as compared to 0.5% at December 31, 2005. Non-performing assets to total allowance for loan losses was 36.5% at December 31, 2006 as compared to 55.0% at December 31, 2005. Loan delinquencies, defined as loans past due more than 30 days, were 0.36% of the total loan portfolio on December 31, 2006 and 0.60% of total loan portfolio on December 31, 2005. Provision expense equaled $2.4 million and $1.0 million in 2006 and 2005, respectively.
The following is a summary of allowance for loan losses for the last three years:
Allocation of Allowance for Loan Losses
dollars in thousands

	2006	2005	2004

Real Estate – construction	$1,988	$1,032	$330
Real Estate – commercial and other	1,508	1,144	868
Real Estate – residential	1,057	539	1,089
Commercial	741	1,292	1,433
Consumer	989	737	625
Other	15	21	82

Total allowance for loan losses	$6,298	$4,765	$4,427

Supplemental Loan Information
As of December 31, 2006
dollars in thousands

		% of	Non-	Year-to-date
	Loans	total	accrual	net charge-	Allocation
	outstanding	Loans	loans	offs	of allowance

Real Estate – construction	$271,251	44.1%	$184	$0	$1,988
Real Estate – commercial and other	129,422	21.1%	1,196	155	1,508
Real Estate – residential	139,553	22.7%	131	66	1,057
Commercial	57,575	9.4%	433	575	741
Consumer	14,667	2.4%	2	46	989
Other	2,041	0.3%	0	0	15

Total gross loans	614,509	100%	$1,946	$842	$6,298

Deferred fees and costs	(472)

Net loans	$614,037

In addition to the nonaccrual loans, management has internally identified an additional $8.4 million in loans as potential problem credits. These loans are performing loans but are classified due to payment history, decline in the borrower’s financial position or decline in collateral value. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Loans classified as doubtful have all the weaknesses inherent in one classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. The following table shows the amount in each classification as of December 31, 2006.
Summary of Classified Loans
dollars in thousands

Substandard	$7,079
Doubtful	1,273
Loss	0

Total	$8,352

No material portion of these loans represents loans to one borrower or a group of affiliated borrowers. Management believes the balance of the allowance for loan losses to be adequate as of December 31, 2006 based on its internal evaluation of the allowance for loan losses and loan portfolio. Quarterly, the allowance for loan losses is evaluated under the provision of Statement of Financial Accounting Standards (“SFAS”) Nos. 114 and 118. Under these guidelines, specific reserves are allocated for loans considered impaired. A general reserve is also maintained for the Company’s homogeneous loans. The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Although management believes the allowance for loan losses at December 31, 2006 to be adequate, further deterioration in problem credits, the results of the loan review process, or the impact of deteriorating economic conditions on other businesses or in the real estate market in the Company’s target market, could require increases in the provision for loan losses and could result in future charges to earnings which could have a significant negative impact on net earnings.

DEPOSITS
Deposits, our primary source of funding asset growth, were $732.5 million at December 31, 2006, an increase of $131.7 million over the December 31, 2005 balance of $600.8 million. Deposit growth was not as great as loan growth in 2006, resulting in an increase in loan to deposit ratio from 79.3% at year end 2005 to 83.8% at year end 2006. The Company will continue to target low-cost deposits to minimize interest expense and for their potential for providing deposit fee income.
The amount of certificates of deposits of $100,000 or more and other time deposits of $100,000 or more outstanding at December 31, 2006 by time remaining until maturity is as follows:
Deposit Maturity
dollars in thousands

Under 3 months	$108,874
3 – 12 months	122,292
1 – 3 years	35,891
Over 3 years	4,855

Total	$271,912

Brokered certificates of deposit totaling $85.8 million are included in the above totals. A portion of these brokered deposits were used to purchase specific securities as part of the Company’s leverage transaction in 2003.
KEY RATIOS
Returns on consolidated assets and consolidated equity for the periods indicated are as follows:
Performance Indicators

	December 31, 2006	December 31, 2005
Return on average assets	0.82%	0.54%
Return on average equity	14.3%	8.20%
Cash dividend payout ratio	14.2%	0.00%
Equity to assets ratio	6.01%	6.30%
INCOME TAXES
Income tax expense for 2006 totaled $3.6 million as compared to $1.7 million for 2005. When measured as a percentage of income before taxes, the Company’s effective tax rate was 34.7% in 2006 as compared to 30.5% in 2005. Effective tax rates are lower than statutory rates due primarily to the interest from investment in tax exempt municipal bonds.
FINANCIAL CONDITION
Balance Sheet Summary
The Company’s total assets increased $148.7 million, or 19.8%, to $898.2 million at December 31, 2006 from $749.5 million at December 31, 2005. This increase was the result of a $137.6 million, or 28.9%, increase in the loan portfolio.
Total liabilities increased $141.9 million, or 20.2%, to $844.2 million at December 31, 2006 compared to $702.3 million at December 31, 2005. Deposits, which are the Company’s primary source of funding growth, grew $131.7 million, or 21.9%, to $732.5 million. Repurchase agreements increased $13.0 million, or 28.5%, since December 31, 2005. Outstanding Federal Home Loan Bank advances declined by $4.5 million in 2006.
Shareholders’ equity increased $6.7 million to $53.9 million at December 31, 2006, up 14.2% from $47.2 million at year end 2005. See “Capital Position and Dividends” for further analysis.

Liquidity and Asset Management
The Company’s management seeks to maximize net interest income by managing the Company’s assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is the ability to maintain sufficient cash levels necessary to fund operations, meet the requirements of depositors and borrowers and fund attractive investment opportunities. Higher levels of liquidity bear corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets and higher interest expense involved in extending liability maturities. Liquid assets including cash, due from banks, deposits in financial institutions, federal funds sold and securities purchased under resell agreements totaled $38.6 million at December 31, 2006. In addition, the Company had $18.9 million in unpledged securities to secure additional borrowing capacity for liquidity needs.
The Company’s primary source of liquidity is a stable core deposit base. Payments from the loan and investment portfolios provide a secondary source. Borrowing lines with correspondent banks, the Federal Home Loan Bank and the Federal Reserve augment these traditional sources. Repurchase agreements, brokered certificates of deposit, public fund deposits and loan participations are alternative sources of funding to which the Company has access. As of December 31, 2006, the Company had approximately $52.1 million of additional borrowing capacity from the Federal Home Loan Bank.
The Company’s securities portfolio consists of earning assets that provide liquidity and interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Cash flows totaling approximately $37.0 million are projected to be generated from the securities portfolio within the next twelve months.
Also providing monthly cash flow is the Company’s loan portfolio. At December 31, 2006, loans of approximately $392.8 million either will become due or will be subject to rate adjustments within twelve months. Continued emphasis will be placed on amortizing loan structures.
As for liabilities, time deposits greater than $100,000 of approximately $223.9 million will become due during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these transaction accounts in the future. Management believes that deposit growth in the markets it serves will be sufficient to fund the Company’s expected loan growth. The focus of the branch retail network will be generating deposit growth and relationship building. The certificate of deposit base consists of local in-market deposits at competitive rates and is considered to be core deposits by management. Excess funds that are not used to fund loan growth will continue to be invested in short-term government agency bonds or amortizing mortgage-backed securities to provide future cash flow.
On December 28, 2005, the Company through Civitas Statutory Trust I and with the assistance of its Placement Agent, sold to institutional investors $13,000,000 of capital securities. Civitas Statutory Trust I, a business trust, issued $13,000,000 of floating rate capital securities and $403,000 common securities, 100% of which are owned by the Company. Holders of the capital securities are entitled to receive preferential cumulative cash distributions from the trust, at a rate per annum reset quarterly equal to the sum of three month LIBOR plus 154 basis points. The rate was 6.90% at December 31, 2006. Interest is payable quarterly. The Company can defer payment of the cash distributions on the securities at any time or from time to time for a period not to exceed twenty consecutive quarters.
The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Civitas Statutory Trust I’s obligations with respect to the capital securities. These capital securities qualify as Tier 1 Capital, subject to certain limitations, and are presented in the consolidated balance sheets as subordinated debentures. The sole asset of Civitas Statutory Trust I is $13,000,000 of junior subordinated debentures issued by the Company. These junior subordinated debentures also carry the same floating rate as the Capital Securities and both mature on March 15, 2036; however, the maturity of both may be shortened to a date not earlier than March 15, 2011.
On July 31, 2001, the Company through Cumberland Capital Trust II and with the assistance of its Placement Agent, sold to institutional investors $4,000,000 of capital securities. Cumberland Capital Trust II, a Connecticut business trust, issued $4,000,000 of floating rate capital securities and $124,000 of common securities, 100% of which are owned by the Company. Holders of the capital securities are entitled to receive preferential cumulative cash distributions from the trust, at a rate per annum reset quarterly equal to the sum of three month LIBOR plus 358 basis points. The rate was 8.96% at December 31, 2006. Interest is payable quarterly. The Company can defer payment on the securities at any time or from time to time for a period not to exceed twenty consecutive quarters.
The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Cumberland Capital Trust II’s obligations with respect to the capital securities. These capital securities qualify as Tier 1 Capital, subject to certain limitations, and are presented in the consolidated balance sheets as subordinated debentures. The sole asset of Cumberland Capital Trust II is $4,000,000 of junior subordinated debentures issued by the Company. These junior subordinated debentures also carry the same floating rate as the Capital Securities and both mature on July 31, 2031; however, the maturity of both may be shortened to a date not earlier than July 31, 2007.
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
Contractual Obligations
The Company has contractual obligations to make future payments on debt and lease agreements. Long-term debt, capital leases and junior subordinated debentures are reflected on the consolidated balance sheet, whereas operating lease obligations for office space and equipment are not recorded on the consolidated balance sheet. The Company has no unconditional purchase obligations or other long-term obligations other than as included in the following table. These types of obligations are more fully discussed in Notes 6, 10 and 12 of the Consolidated Financial Statements included in this Annual Report. Total contractual obligations of the Company as of December 31, 2006 are as follows:
Contractual Obligations
dollars in thousands

		Less than			More than
	Total	1 year	1 – 3 years	3 – 5 years	5 years
Long-Term Debt Obligations	$30,500	$4,000	$26,500	$0	$0
Capital Leases	0	0	0	0	0
Operating Leases	2,868	729	1,144	264	731
Purchase Obligations	0	0	0	0	0
Subordinated Debentures	17,000	0	0	0	17,000

Total	$50,368	$4,729	$27,644	$264	$17,731

Off Balance Sheet Arrangements
At December 31, 2006, the Company had unfunded loan commitments outstanding of $167.1 million and unfunded lines of credit and letters of credit of $11.3 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the bank has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the bank could sell participations in these or other loans to correspondent banks.

Capital Position and Dividends
At December 31, 2006, total shareholders’ equity was $53.9 million, or 6.0%, of total assets. The increase of $6.7 million in shareholders’ equity for 2006 results from the Company’s net income of $6.7 million, $248,000 in issuance of common stock through the Company’s Employee Stock Purchase Plan and exercise of stock options, a $434,000 increase in accumulated other comprehensive income and $308,000 in compensation expense, all offset by cash dividends of $955,000.
The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary bank. These guidelines classify capital into two categories of Tier 1 and total risk-based capital. Total risk-based capital consists of Tier 1 (or core) capital (essentially common equity less intangible assets) and Tier 1I capital (essentially qualifying long-term debt, of which the Company and subsidiary bank have none, and a part of the allowance for loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary bank and the Company to have a total risk-based capital ratio of 8.0% and a Tier 1 risk-based capital ratio of 4.0%. Trust preferred securities are allowed to be counted in Tier 1 capital, subject to certain limitations.

The Company and the bank’s actual capital amounts and ratios at December 31, 2006 and 2005 were as follows:
Capital Standards
dollars in thousands

			To be well
	Required		capitalized under
	minimum for		prompt corrective				Excess over well
	capital adequacy		action provisions		Actual		capitalized
	Amount	Ratios	Amount	Ratios	Amount	Ratios	Amount
December 31, 2006
Tier 1 to average assets – leverage
Civitas BankGroup, Inc.	$35,017	4.00%	$43,772	5.00%	$72,211	8.25%	$28,439
Cumberland Bank	34,841	4.00%	43,551	5.00%	64,407	7.62%	22,856

Tier 1 to risk-weighted assets
Civitas BankGroup, Inc.	28,883	4.00%	43,324	6.00%	72,211	10.00%	28,887
Cumberland Bank	28,745	4.00%	43,118	6.00%	66,407	9.24%	23,289

Total capital to risk-weighted assets
Civitas BankGroup, Inc.	57,766	8.00%	72,207	10.00%	78,509	10.87%	6,302
Cumberland Bank	57,491	8.00%	71,864	10.00%	72,705	10.12%	841

December 31, 2005
Tier 1 to average assets – leverage
Civitas BankGroup, Inc.	$28,813	4.00%	$36,016	5.00%	$65,913	9.15%	$29,897
Cumberland Bank	28,810	4.00%	36,013	5.00%	53,709	7.46%	17,696

Tier 1 to risk-weighted assets
Civitas BankGroup, Inc.	23,143	4.00%	34,714	6.00%	65,913	11.39%	31,199
Cumberland Bank	21,399	4.00%	32,098	6.00%	53,709	10.04%	21,611

Total capital to risk-weighted assets
Civitas BankGroup, Inc.	49,285	8.00%	57,857	10.00%	70,678	12.22%	12,821
Cumberland Bank	42,798	8.00%	53,497	10.00%	58,474	10.93%	4,977

Adoption of New Accounting Standards
Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Accordingly, the Company has recorded stock-based employee compensation cost using the fair value method starting in 2006. For 2006, adopting this standard resulted in a reduction of income before income taxes of $308,000, a reduction in net income of $275,000, a decrease in basic and diluted earnings per share of $0.01 and $ 0.01, a decrease in cash flow from operations of $1,000 and an increase in cash flows from financing of $1,000.
Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for the years ending December 31, 2005 and 2004, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.
In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108. There were no cumulative-effect adjustments recorded in 2006.
Subsequent Events
In February 2007, the Company completed the sale of all the outstanding stock of Insurors Bank of Tennessee to InsCorp, Inc., the other 50% owner of the bank. The pre-tax gain on sale was $1.6 million.
On January 25, 2007, the Company announced that it had entered into a Merger Agreement, dated as of January 25, 2007, with Greene County Bancshares, Inc., a Tennessee corporation. Under the terms of the Merger Agreement, the Company will be merged with and into Greene County, with Greene County as the surviving corporation, and the Company’s wholly-owned subsidiary Cumberland Bank will be merged with and into Greene County Bank, a wholly-owned subsidiary of Greene County. Upon the consummation of the transactions contemplated by the Merger Agreement, the Company’s shareholders will be entitled to receive consideration in cash and/or stock equivalent to 0.2674 shares of Greene County common stock for each share of common stock in the Company owned by such shareholders, with possible adjustments. Each option to purchase Company common stock will be cashed out by the payment to the option holder of an amount equal to the difference between $10.25 and the exercise price for such option.
The closing of the merger is subject to the satisfaction of certain customary closing conditions, including, among others, receipt of approval by the Company’s and Greene County’s shareholders and applicable state and federal regulatory authorities and is expected to occur in the second quarter of 2007.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
A key element in the financial performance of financial institutions is the level and type of interest rate risk assumed. Responsibility for managing interest rate, market, and liquidity risk rests with our corporate Asset/Liability management Committee (ALCO). A significant measure of interest rate risk is the relationship of the repricing periods of earning assets and interest-bearing liabilities. The more closely the repricing periods are correlated, the less interest rate risk we assume. In general, community bank customer preferences tend to push the average repricing period for costing liabilities to a shorter time frame than the average repricing period of earning assets, resulting in a net liability sensitive position in time frames less than one year. A summary of the repricing schedule of our interest earning assets and interest-bearing liabilities (Gap) for the year-end 2006 follows:
Interest Rate Sensitivity
dollars in thousands

	1-90 Days	91-365 Days	1 - 5 Years	Over 5 Years	Total
Interest earning assets:
Loans, net	$335,436	$99,520	$164,740	$14,341	$614,037
Securities available for sale	4,251	12,362	46,279	36,206	99,098
Securities held to maturity	2,978	10,091	39,987	57,702	110,758
Federal funds sold and securities purchased under resell agreement	17,451	0	0	0	17,451
Interest-earning deposits	772	0	0	0	772

Total interest earning assets	$360,888	$121,973	$251,006	$108,249	$842,116
Interest bearing liabilities:
Interest bearing demand deposits	244,649	0	0	0	244,649
Savings deposits	16,494	0	0	0	16,494
Time deposits	140,849	200,490	56,981	1,549	399,869
FHLB borrowings	0	4,000	26,500	0	30,500
Federal funds purchased and repurchase agreements	58,406	0	0	0	58,406
Subordinated debentures	17,000	0	0	0	17,000

Total interest bearing liabilities	$477,398	$204,490	$83,481	$1,549	$766,918
Rate sensitive gap	(116,510)	(82,517)	167,525	106,700	75,198

Rate sensitive cumulative gap	$(116,510)	$(199,027)	$(31,502)	$75,198

Cumulative gap as a percentage of total earnings assets	(13.85%)	(23.65%)	(3.76%)	8.91%
As indicated in the preceding table, the negative gap between rate sensitive assets and rate sensitive liabilities would cause the Company to reprice its liabilities faster than its assets. In a rising rate environment, that gap should have a negative effect on earnings. However, in a decreasing interest rate environment, the Company may experience an increase in earnings. The above table has been prepared based on principal payment due dates, contractual maturity dates or repricing intervals on variable rate instruments. With regard to mortgage-backed securities, the estimated prepayment date is used. Actual payments on mortgage-backed securities are received monthly and therefore should occur earlier than the contractual maturity date.
Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. It does not consider that changes in interest rates do not affect all categories of assets and liabilities equally or simultaneously. For instance, the change in rate our deposit base realizes in relation to the total change in market interest rates is significantly less than that of the asset base. When this is taken into account, repricing liabilities are substantially less in the three and six month time horizons with a more evenly matched one year gap.

Simulation modeling projects net interest income under various interest rate scenarios based on the optionality inherent in the balance sheet. The following table depicts projected net income for the year ended December 31, 2007, with rates unchanged and if rates immediately rise or fall 100 or 200 basis points, resulting from the continued repricing of funding sources. This assumes management’s ability to control interest expense.
Market Risk
dollars in thousands

	Down 200	Down 100	Base	Up 100	Up 200
Net Interest Income	$30,519	$30,752	$29,845	$28,281	$26,600
Change from Base	674	907		(1,564)	(3,245)
% Change from Base	2.3%	3.0%		5.2%	10.9%
Both methods are inherently uncertain and cannot precisely estimate net interest income nor predict the impact of changes in market interest rates on net interest income. As such, investors are cautioned not to place undue reliance on such estimates and models.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Management on the Company’s
Internal Control over Financial Reporting
March 6, 2007
Management of Civitas BankGroup is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of change in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
Management of Civitas BankGroup, including the Chief Executive Officer and the Chief Financial Officer, has assessed the Company’s internal control over financial reporting as of December 31, 2006, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006, based on the specified criteria.
Management’s assessment of the effectiveness of internal control over financial reporting has been audited by Crowe Chizek and Company LLC, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Richard Herrington	/s/ Lisa Musgrove

President and Chief Executive Officer	Chief Financial Officer and Chief Operating Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Civitas BankGroup, Inc.
Franklin, Tennessee
We have audited the consolidated balance sheets of Civitas BankGroup, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Civitas BankGroup, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Civitas BankGroup, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007, expressed an unqualified opinion thereon.
/s/ Crowe Chizek and Company LLC
Brentwood, Tennessee
March 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONROL OVER FINANCIAL REPORTING
The Board of Directors
Civitas BankGroup, Inc
Franklin, Tennessee
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that Civitas BankGroup, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Civitas BankGroup, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Civitas BankGroup, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Civitas BankGroup, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Civitas BankGroup, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 9, 2007, expressed an unqualified opinion on those consolidated financial statements.
/s/ Crowe Chizek and Company LLC
Brentwood, Tennessee
March 9, 2007

CIVITAS BANKGROUP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
(dollars in thousands, except share and per share amounts)

	2006	2005
ASSETS:
Cash and due from banks	$20,385	$31,510
Federal funds sold and securities purchased under resell agreements	17,451	2,700

Cash and cash equivalents	37,836	34,210
Interest-bearing deposits in other financial institutions	772	957
Securities available for sale	99,098	89,724
Securities held to maturity (fair value $109,538 and $113,577)	110,758	115,446
Loans held for sale	4,246	3,720
Loans	614,037	476,421
Allowance for loan losses	(6,298)	(4,765)

Loans, net	607,739	471,656
Premises and equipment, net	14,875	14,025
Restricted equity securities	3,897	3,527
Foreclosed property	352	346
Investment in unconsolidated affiliates	3,091	7,734
Accrued interest receivable	4,736	3,567
Cash surrender value of life insurance	6,252	0
Other assets	4,514	4,604

Total assets	$898,166	$749,516

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Deposits
Non-interest bearing	$71,508	$64,195
Interest bearing	661,012	536,571

Total deposits	732,520	600,766
Repurchase agreements	58,406	45,452
Advances from Federal Home Loan Bank	30,500	35,000
Accrued interest payable	3,486	2,109
Subordinated debentures	17,000	17,000
Other liabilities	2,309	1,964

Total liabilities	844,221	702,291

Commitments and contingent liabilities	0	0

Shareholders’ equity:
Common stock, $0.50 par value; authorized 40,000,000 shares, shares issued and outstanding 15,911,750 and 15,835,095 at December 31, 2006 and 2005, respectively	7,956	7,918
Additional paid-in capital	24,666	23,866
Retained earnings	22,390	16,942
Accumulated other comprehensive income (loss)	(1,067)	(1,501)

Total shareholders’ equity	53,945	47,225

Total liabilities and shareholders’ equity	$898,166	$749,516

See accompanying notes to consolidated financial statements.

CIVITAS BANKGROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2006, 2005 and 2004
(dollars in thousands, except share and per share amounts)

	2006	2005	2004
Interest income:
Loans, including fees	$42,560	$30,972	$24,971
Securities	10,454	9,019	7,555
Deposits in financial institutions	11	71	57
Federal funds sold	216	121	207
Restricted equity securities	215	174	150

Total interest income	53,456	40,357	32,940

Interest expense:
Deposits	23,388	14,534	10,078
Federal funds purchased and repurchase agreements	3,108	1,678	282
Advances from Federal Home Loan Bank	1,586	1,788	1,828
Subordinated debentures	1,227	813	592
Notes payable	0	294	343

Total interest expense	29,309	19,107	13,123

Net interest income	24,147	21,250	19,817

Provision for loan losses	2,375	993	1,446

Net interest income after provision for loan losses	21,772	20,257	18,371

Noninterest income:
Service charges on deposit accounts	2,773	2,761	2,975
Other service charges, commissions and fees	1,023	911	636
Mortgage banking activities	1,647	2,086	929
Net gain on securities transactions	63	100	655
Net gain (loss) on sale of foreclosed property	4	(84)	3
Income from unconsolidated affiliates	207	703	727
Gain on sale of assets	700	148	79
Gain on sale of affiliate	3,457	0	0
Other noninterest income	478	946	1,789

Total noninterest income	10,352	7,571	7,793

Noninterest expense:
Salaries and employee benefits	12,926	12,501	12,264
Occupancy and equipment	3,136	3,279	3,182
Foreclosed property	49	86	265
Other noninterest expense	5,771	6,343	7,206

Total noninterest expense	21,882	22,209	22,917

Income from continuing operations before income taxes	10,242	5,619	3,247
Income tax expense	3,557	1,715	941

Income from continuing operations	$6,685	$3,904	$2,306

continued
See accompanying notes to consolidated financial statements.

CIVITAS BANKGROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2006, 2005 and 2004
(dollars in thousands, except share and per share amounts)

	2006	2005	2004
Income from continuing operations	$6,685	$3,904	$2,306

Discontinued operations
Income (loss) from operations of discontinued components, less applicable income taxes (benefits) of $0, $47, and $(293), respectively	0	82	(422)
Gain on sale of discontinued operations	0	3,782	0
Tax provision on sale of discontinued operations	0	418	0

Net Income	$6,685	$7,350	$1,884

Earnings per share, basic, continuing operations	$0.42	$0.24	$0.13
Earnings per share, diluted, continuing operations	0.42	0.24	0.13

Earnings/(loss) per share, basic, discontinued operations	0.00	0.22	(0.02)
Earnings/(loss) per share, diluted, discontinued operations	0.00	0.22	(0.02)

Earnings per share, basic	0.42	0.46	0.11
Earnings per share, diluted	0.42	0.46	0.11
See accompanying notes to consolidated financial statements.

CIVITAS BANKGROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005 and 2004
(dollars in thousands, except share and per share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at January 1, 2004	17,135,056	$8,568	$35,930	$9,877	$366	$54,741

Exercise of stock options	344,050	172	872	0	0	1,044
Issuance of common stock	56,253	28	366	0	0	394
Cash dividends ($0.03 per share)	0	0	0	(527)	0	(527)
Stock dividends issued	43,505	21	355	(376)	0	0
Tax benefit – stock options	0	0	668	0	0	668
Comprehensive income:
Net income	0	0	0	1,884	0	1,884
Other comprehensive income (loss):
Change in unrealized loss on securities available for sale	0	0	0	0	(64)	(64)
Less: adjustment for realized gain included in net income	0	0	0	0	(404)	(404)

Total comprehensive income	0	0	0	0	0	1,416

Balance at December 31, 2004	17,578,864	$8,789	$38,191	$10,858	$(102)	$57,736

Exercise of stock options	71,859	36	339	0	0	375
Issuance of common stock	67,033	35	446	0	0	481
Retirement of common stock	(2,043,072)	(1,022)	(16,278)	0	0	(17,300)
Stock dividends issued	160,411	80	1,168	(1,266)	0	(18)
Comprehensive income:
Net income	0	0	0	7,350	0	7,350
Other comprehensive income (loss):
Change in unrealized loss on securities available for sale	0	0	0	0	(1,337)	(1,337)
Less: adjustment for realized gain included in net income	0	0	0	0	(62)	(62)

Total comprehensive income	0	0	0	0	0	5,951

Balance at December 31, 2005	15,835,095	$7,918	$23,866	$16,942	$(1,501)	$47,225

Exercise of stock options	10,256	5	67	0	0	72
Issuance of common stock	27,227	14	162	0	0	176
Stock dividends issued	39,172	19	263	(282)	0	0
Cash dividends ($0.06 per share)	0	0	0	(955)	0	(955)
Compensation expense	0	0	308	0	0	308
Comprehensive income:
Net income	0	0	0	6,685	0	6,685
Other comprehensive income:
Change in unrealized loss on securities available for sale	0	0	0	0	473	473
Less: adjustment for realized gain included in net income	0	0	0	0	(39)	(39)

Total comprehensive income	0	0	0	0	0	7,120

Balance at December 31, 2006	15,911,750	$7,956	$24,666	$22,390	$(1,067)	$53,945

See accompanying notes to consolidated financial statements.

CIVITAS BANKGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004
(dollars in thousands, except share and per share amounts)

	2006	2005	2004
Cash flows from operating activities:
Net income	$6,685	$7,350	$1,884
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	2,375	993	1,446
Depreciation and amortization	1,334	1,558	1,378
Amortization/accretion of securities, net	(50)	427	640
Operations of unconsolidated affiliates	(207)	(703)	(727)
Stock based compensation	308	0	0
Origination of mortgage loans held for sale	(85,754)	(103,289)	(53,698)
Proceeds from sale of mortgage loans held for sale	86,348	107,919	46,901
Gain on sale of mortgage loans	(1,119)	(1,390)	(378)
Federal Home Loan Bank stock dividend	(160)	(131)	(69)
Net (gain) on sale of available for sale securities	(63)	(100)	(655)
Net (gain) / loss on sale of other real estate	(4)	84	(3)
Gain on sale of assets	(700)	(148)	(79)
Gain on sale of discontinued operations	0	(3,364)	0
Gain on sale of affiliate	(3,457)	0	0
Increase in bank owned life insurance	(252)	0	0
Net change in:
Deferred income tax benefits	(1,278)	(557)	(550)
Accrued interest receivable	(1,169)	(588)	170
Accrued interest payable and other liabilities	1,722	1,283	(457)
Other, net	1,460	681	8,008

Total adjustments	(666)	2,675	1,924

Net cash from operating activities	6,019	10,025	(40)

Cash flows from investing activities:
Net change in interest-bearing deposits in financial institutions	185	2,738	(285)
Purchases of securities available for sale	(158,414)	(47,130)	(124,335)
Proceeds from sales of securities available for sale	9,214	16,998	51,732
Proceeds from maturities, pay downs, and calls of securities available for sale	140,150	47,536	74,531
Purchases of securities held to maturity	(9,015)	(37,148)	(50,109)
Proceeds from maturities, pay downs, and calls of securities held to maturity	13,833	17,462	12,893
Investment in bank owned life insurance	(6,000)	0	0
Proceeds from sale of affiliate	8,500	0	0
Net change in loans	(139,026)	(46,458)	(17,136)
Investment in unconsolidated affiliates	(193)	(37)	264
Purchases of premises and equipment, net	(1,484)	(688)	(615)
Purchases of restricted equity securities	(210)	0	0
Proceeds from sale of discontinued operations	0	1,350	0
Proceeds from sale of foreclosed property	566	1,060	2,697

Net cash used by investing activities	(141,894)	(44,317)	(50,363)

continued
See accompanying notes to consolidated financial statements.

CIVITAS BANKGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004
(dollars in thousands, except share and per share amounts)

	2006	2005	2004
Cash flows from financing activities:
Net change in deposits	131,754	33,893	46,368
Repayments of Federal Home Loan Bank advances	(4,500)	(1,000)	(852)
Proceeds from repurchase agreements	12,954	7,551	12,888
Repayments of notes payable	0	(4,550)	(150)
Proceeds from issuance of subordinated debentures	0	13,000	0
Repayments of subordinated debentures	0	(8,000)	0
Cash dividends paid	(955)	0	(526)
Proceeds from issuance of common stock	248	856	1,438

Net cash provided by financing activities	139,501	41,750	59,166

Net change in cash and cash equivalents	3,626	7,458	8,763
Cash and cash equivalents at beginning of year	34,210	26,752	17,989

Cash and cash equivalents at end of year	$37,836	$34,210	$26,752

Supplemental disclosure of cash flow information:
Interest paid	$27,932	$18,807	$16,775
Income taxes paid	4,071	830	30

Non-Cash Activities:
Transfers from loans to foreclosed property	568	774	247
Stock received from disposal of subsidiary	0	17,300	0
See accompanying notes to consolidated financial statements.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(dollars in thousands, except share and per share amounts)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting policies of Civitas BankGroup, Inc. conform to accounting principles generally accepted in the United States of America and to general practices within the banking and financial services industry. The significant policies are summarized as follows:
Basis of Presentation: The accompanying consolidated financial statements include the accounts of Civitas BankGroup, Inc. (the “Company”) and its subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.
Nature of Operations: Substantially all of the assets, liabilities, and operations presented in the consolidated financial statements are attributable to the Company’s bank subsidiary, Cumberland Bank (the “Bank”). The Bank provides a variety of banking services to individuals and businesses through its 12 branches located across 5 counties in Middle Tennessee. Its primary deposit products are demand deposits, savings deposits and certificates of deposit, and its primary lending products are residential and commercial real estate mortgages and commercial and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. There are no significant concentrations of loans to any one customer. However, some customers’ ability to repay their loans is dependent on the real estate and general economic conditions of the area.
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
Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.
Interest-bearing Deposits in Other Financial Institutions: Interest-bearing deposits in other financial institutions are carried at cost. Although the deposits in excess of $100 are not FDIC insured, the credit risk is nominal.
Securities: Debt securities are classified based on management’s intention on the date of purchase. Debt securities which management has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Quarterly, management determines the appropriateness of security classification on the balance sheet. There have been no reclassifications of securities in recent years.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
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
Loans: Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income over the life of the loan using the level-yield method without anticipating prepayments.
Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Consumer loans are typically charged off no later than 120 days past due. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.
All interest accrued, but not received, for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. The Company estimates the allowance balance required quarterly using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries are credited to the allowance for loan loss reserve.
The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. The allowance is maintained at a level that management believes to be adequate to absorb risk inherent in the loan portfolio.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
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
Servicing Rights: Servicing rights are recognized separately when they are acquired through purchase or through sale of loans. Purchased servicing rights are capitalized at the cost to acquire the rights. For sales of mortgage loans, a portion of the cost of the loan is allocated to the servicing right based on relative fair values. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. In determining the fair value of servicing rights for initial measurement purposes, the Company applies a consistent approach by using prices for similar assets with comparable weighted average loan amounts and maturity structures in accordance with SFAS 140. Capitalized servicing rights are amortized into non-interest expense in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.
Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. The Company analyzes potential impairment by reviewing similar assets in like tranches with comparable weighted average rate and maturity structures. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income.
Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned.
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
December 31, 2006 and 2005
(dollars in thousands, except share and per share amounts)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Company Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at its cash surrender value (or the amount that can be realized).
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
Mortgage Banking Derivatives: From time to time, the Company enters into mortgage banking derivatives such as forward contracts and rate lock commitments in the ordinary course of business. These derivatives may be designated as fair value hedges of loans held for sale. Accordingly, both the derivatives and the hedged loans held for sale are carried at fair value. The remaining derivatives are not designated as hedges and are carried at fair value. The net gain or loss on mortgage banking derivative is included in gain on sale of loans.
Stock Based Compensation: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified prospective transition method. Accordingly, the Company has recorded stock-based employee compensation cost using the fair value method starting in 2006. For 2006, adopting this standard resulted in a reduction of income before income taxes of $308, a reduction in net income of $275, a decrease in basic and diluted earnings per share of $0.01 and $ 0.01, a decrease in cash flow from operations of $1 and an increase in cash flows from financing of $1.
Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for the years ending December 31, 2005 and 2004, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(dollars in thousands, except share and per share amounts)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for the years ending December 31.

	2005	2004
Income from continuing operations as reported	$3,904	$2,306
Deduct: Stock-based compensation expense determined under fair value based method	(903)	(164)

Pro forma income from continuing operations	$3,001	$2,142

Basic earnings per share from continuing operations	0.24	0.13
Pro forma basic earnings per share	0.19	0.12

Diluted earnings per share as from continuing operations	0.24	0.13
Pro forma diluted earnings per share	0.19	0.12
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

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(dollars in thousands, except share and per share amounts)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Adoption of New Accounting Standards:
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. See “Stock Compensation” above for further discussion of the effect of adopting this standard.
In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108. There were no cumulative effect adjustments recorded in 2006.
Effect of Newly Issued But Not Yet Effective Accounting Standards:
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140. SFAS No. 155 permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of SFAS No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. Management does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial position or results of operations.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(dollars in thousands, except share and per share amounts)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140 (“SFAS No. 156”). This Statement provides the following: (1) revised guidance on when a servicing asset and servicing liability should be recognized; (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; (4) upon initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. Management does not expect the adoption of this statement will have a material impact on its consolidated financial position or results of operations.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this standard.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of FIN 48 will not have a material effect on the financial statements.
In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The Company does not believe that the adoption of this principal will have a material impact on the financial statements.
In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(dollars in thousands, except share and per share amounts)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of this issue will have a material impact on the financial statements.
Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there are now such matters that will have a material effect on the financial statements.
Dividend Restrictions: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to shareholders.
Reclassifications: Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
NOTE 2 — INTEREST BEARING DEPOSITS
At December 31, 2006, the Company had demand deposits totaling $28 at the Federal Home Loan Bank. Additionally, the Company had $744 in interest bearing deposits with non-affiliated banks.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(dollars in thousands, except share and per share amounts)
NOTE 3 — SECURITIES
The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2006
U.S. treasury and government agencies	$3,767	$0	$(52)	$3,715
State and municipals	3,352	10	(45)	3,317
Mortgage-backed	93,609	250	(1,793)	92,066

Total	$100,728	$260	$(1,890)	$99,098

December 31, 2005
U.S. treasury and government agencies	$7,935	$0	$(71)	$7,864
State and municipals	3,375	1	(76)	3,300
Mortgage-backed	79,276	52	(1,876)	77,452
Marketable equity	1,058	0	0	1,058
Other debt	50	0	0	50

Total	$91,694	$53	$(2,023)	$89,724

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(dollars in thousands, except share and per share amounts)
NOTE 3 — SECURITIES (Continued)
The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Carrying	Unrealized	Unrealized	Fair
	Amount	Gains	Losses	Value
December 31, 2006
U.S. treasury and government agencies	$1,647	$0	$(19)	$1,628
State and municipals	29,534	632	(187)	29,979
Mortgage-backed	77,073	4	(1,664)	75,413
Other debt	2,504	27	(13)	2,518

Total	$110,758	$663	$(1,883)	$109,538

December 31, 2005
U.S. treasury and government agencies	$0	$0	$0	$0
State and municipals	28,669	337	(393)	28,613
Mortgage-backed	84,522	2	(1,697)	82,827
Other debt	2,255	0	(118)	2,137

Total	$115,446	$339	$(2,208)	$113,577

Sales of available for sale securities were as follows:

	2006	2005	2004
Proceeds	$9,214	$16,998	$51,732
Gross gains	72	112	655
Gross losses	9	12	0
The tax expense related to these net realized gains and losses was $24, $38 and $250 respectively.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(dollars in thousands, except share and per share amounts)
NOTE 3 — SECURITIES (Continued)
Contractual maturities of securities at year-end 2006 are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Held to maturity		Available
	Carrying	Fair	for sale
	Amount	Value	Fair Value
Due in one year or less	$150	$151	$550
Due from one to five years	1,267	1,252	1,990
Due from five to ten years	6,107	6,107	1,852
Due after ten years	26,161	26,615	2,640
Mortgage-backed	77,073	75,413	92,066

Total	$110,758	$109,538	$99,098

Securities with carrying amounts of approximately $190,955 at December 31, 2006 and $168,529 at December 31, 2005 were pledged to secure public deposits, repurchase agreements and for other purposes as required or permitted by law.
At December 31, 2006, the Company did not hold securities of any single issuer, other than obligations of other U. S. Government agencies, whose aggregate carrying value exceeded ten percent of shareholders’ equity.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(dollars in thousands, except share and per share amounts)
NOTE 3 — SECURITIES (Continued)
The following table presents the current fair value and the associated unrealized losses only on investments in securities with unrealized losses at December 31, 2006 and 2005. The table also discloses whether these securities have had unrealized losses for less than 12 months or for 12 months or longer.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2006
U.S. Treasury and government agencies	$3,559	$(24)	$1,423	$(47)	$4,982	$(71)
State and municipal securities	2,717	(7)	8,440	(225)	11,157	(232)
Mortgage-backed securities	16,726	(57)	122,973	(3,400)	139,699	(3,457)
Other debt securities	0	0	991	(13)	991	(13)

Total temporarily impaired	$23,002	$(88)	$133,827	$(3,685)	$156,829	$(3,773)

December 31, 2005
U.S. Treasury and government agencies	$1,968	$(1)	$4,396	$(70)	$6,364	$(71)
State and municipal securities	11,027	(279)	4,270	(190)	15,297	(469)
Mortgage-backed securities	100,418	(1,928)	49,028	(1,645)	149,446	(3,573)
Other debt securities	0	0	887	(118)	887	(118)

Total temporarily impaired	$113,413	$(2,208)	$58,581	$(2,023)	$171,994	$(4,231)

As of December 31, 2006, the Company had 151 issuances (123 mortgage-backed securities, 25 state and municipal securities, 1 other debt security and 2 U.S. Treasury and government agency) that had been in an unrealized loss position for more than 12 months. These securities are not considered to be other-than-temporarily impaired because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. With the exception of marketable equity securities, unrealized losses on securities have not been recognized into income because management has the intent and ability to hold them until maturity or until forecasted recovery. The fair value is expected to recover as the securities approach their maturity date.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(dollars in thousands, except share and per share amounts)
NOTE 4 — LOANS
A summary of loans outstanding by category follows:

	2006	2005
Real estate:
Construction and land development	$271,251	$157,381
Residential properties	139,553	112,281
Commercial real estate	129,422	115,609
Commercial	57,575	71,929
Consumer	14,667	15,938
Other	2,041	3,840

Total loans	614,509	476,978
Net unearned income and deferred fees	(472)	(557)

Subtotal	614,037	476,421
Allowance for loan losses	(6,298)	(4,765)

Loans, net	$607,739	$471,656

Loans serviced for others, which are not included in net loans, totaled $73,444 and $87,291 at December 31, 2006 and 2005, respectively.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(dollars in thousands, except share and per share amounts)
NOTE 4 — LOANS (Continued)
Activity in the allowance for loan losses was as follows:

	2006	2005	2004
Balance at beginning of year	$4,765	$4,427	$5,688
Allowance of disposed bank	0	(49)	0
Provision charged to operating expenses	2,375	993	1,446
Loans charged off	(1,331)	(825)	(3,130)
Recoveries on previously charged off loans	489	219	423

Balance at end of year	$6,298	$4,765	$4,427

Impaired loans were as follows:

	2006	2005
Year-end loans with no allocated allowance for loan losses	$115	$983
Year-end loans with allocated allowance for loan losses	8,352	7,114

Total	$8,467	$8,097

Amount of the allowance for loan losses allocated	$1,006	$2,328

	2006	2005	2004
Average of impaired loans during the year	$6,910	$12,258	$22,292
Nonperforming loans were as follows:

	2006	2005	2004
Loans past due over 90 days still on accrual	$0	$0	$40
Nonaccrual loans	1,946	2,273	5,377
Nonperforming loans and impaired loans are defined differently. Nonperforming loans include non-accrual loans and loans delinquent 90 days or more. Accrual of interest is discontinued on a loan when management believes the borrower’s financial condition is such that collection of interest is doubtful. In addition, the Company places all loans on nonaccrual status if they become 90 days or more past due if management deems them uncollectible. When a loan is placed on nonaccrual status, all unpaid interest which has accrued on the loan is reversed and deducted from earnings as a reduction of reported interest. No additional interest income is accrued on the loan balance until collection of both principal and interest becomes reasonably certain. Impaired loans are inadequately protected by paying capacity of the obligor or the collateral pledged.
Although most nonperforming loans are impaired, not all impaired loans are nonperforming, i.e. the loan could be current and accruing, but the Company has labeled it as impaired due to the doubtfulness of future cash flows. Some loans may be included in both categories, whereas other loans may only be included in one category.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(dollars in thousands, except share and per share amounts)
NOTE 5 — LOAN SERVICING
The following summarizes secondary mortgage market activities for each year:

	2006	2005	2004
Activity during the year:
Loans originated for resale, net of principal pay downs	$85,754	$103,289	$53,698
Loans transferred to held to maturity	0	0	0
Proceeds from sales of loans held for sale	86,348	107,919	46,901
Net gains on sales of loans held for sale	1,119	1,390	378

Loan servicing fees, net	241	248	474

	2006	2005
Balance at year end:
Loans held for sale	$4,264	$3,784
Less: Allowance to adjust to lower of cost or market	18	64

Loans held for sale, net	$4,246	$3,720

Mortgage loans serviced for others are not reported as assets. The principal balances of these loans at year end are as follows:

	2006	2005
Mortgage loan portfolios serviced for:
FHLMC	$73,444	$87,291
Custodial escrow balances maintained in connection with serviced loans were $299 and $323 at year-end 2006 and 2005.
The Bank has net worth requirements with the U.S. Department of Housing and Urban Development and the Federal Home Loan Mortgage Corporation of $250. These net worth requirements were exceeded at December 31, 2006 and 2005.
Activity for capitalized mortgage servicing rights and the related valuation allowance follows:

	2006	2005	2004
Servicing rights:
Beginning of year	$631	$276	$82
Additions	22	481	291
Amortized to expense	(145)	(126)	(97)
Provision for loss in fair value	0	0	0

End of year	$508	$631	$276

There was no valuation allowance relating to mortgage servicing rights for the years 2006, 2005, and 2004.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(dollars in thousands, except share and per share amounts)
NOTE 5 — LOAN SERVICING (Continued)
The weighted average amortization period is 5.85 years. Estimated amortization expense for each of the next five years is:

2007	$148
2008	143
2009	96
2010	75
2011	30
NOTE 6 — PREMISES AND EQUIPMENT
The following is a summary of premises and equipment as of December 31, 2006 and 2005:

	2006	2005
Land	$3,481	$3,250
Buildings and improvements	9,396	8,075
Leasehold improvements	824	848
Furniture, fixtures and equipment	7,482	6,987
Automobiles	29	29
Construction in process	1,060	1,114

	22,272	20,303
Less: Accumulated depreciation	7,397	6,278

Net premises and equipment	$14,875	$14,025

Depreciation expense related to premises and equipment amounted to $1,334 in 2006, $1,533 in 2005 and $1,379 in 2004. The Company sold property in 2006 for a gain of $700. The proceeds on the sale were $917.
The Company has entered into various non-cancellable operating lease arrangements in connection with its operating locations. Based upon these agreements at December 31, 2006, future minimum lease commitments before considering renewal options that generally are present are as follows:

2007	$729
2008	757
2009	387
2010	132
2011	132
Thereafter	731

$2,868

Rent expense relating to these agreements which are included in occupancy expense amounted to $668 in 2006, $635 in 2005 and $624 in 2004.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(dollars in thousands, except share and per share amounts)
NOTE 7 — INVESTMENT IN UNCONSOLIDATED AFFILIATES
Investments in unconsolidated affiliates consist of the following at December 31, 2006 and 2005:

	2006	2005
The Murray Banc Holding Company (50% ownership)	$0	$4,765
Insurors Bank of Tennessee (50% ownership)	3,090	2,945
Other non-consolidated affiliates	1	24

	$3,091	$7,734

As of December 31, 2006, the Company owned a 50% interest in Insurors Bank of Tennessee, headquartered in Nashville, Tennessee. Only the Company’s initial investment, adjusted for the pro rata share of operating results of each entity, is included in the consolidated financial statements. The Company’s portion of earnings is recorded in other noninterest income and is also taxed at the Company level. The Company sold its interest in Insurors Bank of Tennessee on February 5, 2007. The pre-tax gain on sale of this affiliate was $1.6 million.
Unconsolidated subsidiaries are accounted for under the equity method, whereby, the Company’s initial investment is recorded at cost and any dividends received are recorded as a reduction in the investment, adjusted for the pro-rata share of earnings.
The Company owns, or owned prior to sale, 50% of each of these entities. However, the other owner in each case had the right to nominate a majority of the board of directors of the affiliate bank. In addition, the agreements with the respective co-owners imposed super majority voting requirements in certain extraordinary transactions and transferability restrictions on the shares. Accordingly, the Company does not, and did not, control these entities and therefore, full consolidation of these entities is not required.
The Company sold its interest in The Murray Banc Holding Company on March 31, 2006. The Company recorded a pre-tax gain of $3,457 on this transaction. Only the Company’s pro-rata share of the income for the period which the Company owned The Murray Banc Holding Company is shown in the following tables.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(dollars in thousands, except share and per share amounts)
NOTE 7 — INVESTMENT IN UNCONSOLIDATED AFFILIATES (Continued)
Condensed financial information for The Murray Banc Holding Company (“TMBHC”) and Insurors Bank of Tennessee (“IBOT”) as of December 31, 2006 and 2005 are as follows:
CONDENSED BALANCE SHEETS

	TMBHC		IBOT
	2006	2005	2006	2005
ASSETS:
Cash and due from banks	$0	$7,876	$2,289	$1,139
Federal funds sold	0	143	400	230
Securities available for sale	0	29,736	13,853	16,877
Securities held to maturity	0	24,031	0	0
Loans, net	0	90,520	64,738	53,830
Premises and equipment, net	0	2,883	459	521
Accrued interest receivable	0	1,035	370	276
Restricted equity securities	0	439	696	577
Other assets	0	1,707	532	496

Total assets	$0	$158,370	$83,337	$73,946

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Total deposits	$0	$135,938	$55,715	$50,408
Borrowings	0	7,954	21,143	17,395
Accrued interest payable	0	561	235	157
Subordinated notes and debentures	0	4,124	0	0
Other liabilities	0	262	63	97

Total liabilities	0	148,839	77,156	68,057
Shareholders’ equity	0	9,531	6,181	5,889

Total liabilities and shareholders’ equity	$0	$158,370	$83,337	$73,946

CONDENSED INCOME STATEMENTS

	TMBHC			IBOT
	2006	2005	2004	2006	2005	2004
Net interest income	$1,021	$3,884	$3,920	$2,404	$2,240	$1,842
Provision for loan losses	15	175	176	60	15	53
Noninterest income	253	1,158	972	138	157	229
Noninterest expense	922	3,540	3,255	2,289	1,955	1,735
Income tax expense	117	400	477	13	(59)	(72)

Net income	$220	$927	$984	$180	$486	$355

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(dollars in thousands, except share and per share amounts)
NOTE 8 — DEPOSITS
A summary of deposits at December 31, 2006 and 2005 is as follows:

	2006	2005
Noninterest-bearing demand	$71,508	$64,195
Interest-bearing demand	244,649	211,985
Savings	16,494	15,836
Time deposits of $100 or more	271,912	193,699
Other time	127,957	115,051

Total deposits	$732,520	$600,766

Scheduled maturities of time deposits are as follows:

2007	$342,312
2008	32,248
2009	18,840
2010	1,779
2011	3,044
Thereafter	1,646

Total	$399,869

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(dollars in thousands, except share and per share amounts)
NOTE 9 — SECURITIES SOLD UNDER AGEEMENTS TO REPURCHASE
Securities sold under agreements to repurchase represent customer deposits which are secured by securities with a carrying amount of $55,231 and in securities purchased under resell agreements with a carrying amount of $15,000 at year-end 2006. For year-end 2005, these accounts were secured with securities that had a carrying amount of $60,169.
Securities sold under agreements to repurchase are financing arrangements that mature daily. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2006	2005
Average daily balance during the year	$46,949	$41,315
Average interest rate during the year	4.73%	3.05%
Maximum month-end balance during the year	$58,406	$54,796
Weighted average interest rate at year-end	5.01%	3.97%
NOTE 10 — ADVANCES FROM FEDERAL HOME LOAN BANK
The Federal Home Loan Bank (“FHLB”) of Cincinnati advances funds to the Company with the requirement that the advances are secured by qualifying loans, essentially home mortgages (1-4 family residential) and securities. To participate in this program, the Company is required to be a member of the FHLB and own stock in the FHLB. The Company had $2,863 of such stock at December 31, 2006, to satisfy this requirement.
At December 31, 2006 and 2005, advances from the FHLB totaled $30,500 and $35,000, respectively. At year-end, the fixed-rate advances total $26,000 and ranged in rates from 5.00% to 5.45%. The remaining $4,500 in advances are at a variable rate of 5.45%. Each advance is payable at its maturity date, or earlier with a prepayment penalty. The advances were collaterized by approximately $174,253 and $176,500 of first mortgage loans under a blanket lien agreement at year-end 2006 and 2005. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $52,145 at year-end 2006.
Maturities of the advances from FHLB at December 31, 2006 are as follows:

2007	$4,000
2008	10,000
2009	0
2010	16,500

$30,500

NOTE 11 — NOTES PAYABLE
The Company has an additional $250 line of credit which bears a variable rate of interest equal to the lender’s base commercial rate. Interest is payable quarterly and principal is payable at maturity on September 30, 2007. The note is collateralized by Cumberland Bank stock.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(dollars in thousands, except share and per share amounts)
NOTE 12 — SUBORDINATED DEBENTURES
In December 2005, Civitas Statutory Trust I, a trust formed by the Company, closed a pooled private offering of 13,000 trust preferred securities with a liquidation amount of $1 per security. The Company issued $13,403 of subordinated debentures to the trust in exchange for ownership of all of the common security of the trust and the proceeds of the preferred securities sold by the trust. In accordance with FASB Interpretation 46R, the trust is not consolidated with the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The Company’s investment in the common stock of the trust was $403.
The Company may redeem the subordinated debentures, in whole or in part, in a principal amount with integral multiples of $1, on or after March 15, 2011 at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on March 15, 2036. The subordinated debentures are also redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the trust indenture. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.
The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The subordinated debentures have a variable rate of interest equal of the three month London Interbank Offered Rate (LIBOR) plus 154 basis points, which was 6.90% at year-end 2006.
In July 2001, Cumberland capital Trust II, a trust formed by the Company, closed a pooled private offering of 4,000 trust preferred securities with a liquidation amount of $1 per security. The Company issued $4,124 of subordinated debentures to the trust in exchange for ownership of all of the common security of the trust and the proceeds of the preferred securities sold by the trust. In accordance with FASB Interpretation 46R, the trust is not consolidated with the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The Company’s investment in the common stock of the trust was $124.
The Company may redeem the subordinated debentures, in whole or in part, in a principal amount with integral multiples of $1, on or after July 31, 2007 at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on July 31, 2031. The subordinated debentures are also redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the trust indenture. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.
The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The subordinated debentures have a variable rate of interest equal of the three month London Interbank Offered Rate (LIBOR) plus 358 basis points, which was 8.96% at year-end 2006.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(dollars in thousands, except share and per share amounts)
NOTE 13 — INCOME TAXES
Income tax expense from continuing operations consists of the following:

	2006	2005	2004
Current	$4,835	$1,158	$391
Deferred	(1,278)	557	550

Total income tax expense	$3,557	$1,715	$941

Temporary differences between tax and financial reporting that result in deferred tax assets (liabilities) included in other assets on the consolidated balance sheet at December 31, 2006 and 2005 are as follows:

	2006	2005
Allowance for loan losses	$2,411	$1,825
Deferred loan fees	181	213
Earnings of unconsolidated subsidiaries	218	0
Premises and equipment	38	0
Unrealized loss on securities	624	754
Accrued Bonus	171	27
Other	67	42

Total deferred tax assets	3,710	2,861

FHLB stock dividends	$(400)	$(338)
Earnings of unconsolidated subsidiaries	0	(301)
Premises and equipment	0	(50)
Loan servicing rights	(195)	(241)
Other	(130)	(94)

Total deferred tax liabilities	(725)	(1,024)

Net deferred tax asset	$2,985	$1,837

A reconciliation of the income tax expense with the amount of income taxes computed by applying the federal statutory rate (34%) to earnings before income taxes follows:

	2006	2005	2004
Computed expected provision for income taxes	$3,482	$1,910	$1,104
Increase (decrease) in taxes resulting from
State income taxes, net of federal tax benefit	441	270	138
Tax exempt interest	(381)	(389)	(308)
Bank owned life insurance	(86)	0	0
Compensation expense	75	0	0
Other, net	26	(76)	7

Income tax expense	$3,557	$1,715	$941

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(dollars in thousands, except share and per share amounts)
NOTE 14 — RELATED PARTY TRANSACTIONS
Loans to principal officers, directors, and their affiliates in 2006 and 2005 were as follows.

	2006	2005
Beginning balance	$2,754	$1,229
New loans	240	2,149
Repayments	2,482	624

Ending balance	$512	$2,754

Deposits from principal officers, directors, and their affiliates at year-end 2006 and 2005 were $1,000 and $2,574, respectively.
NOTE 15 — CAPITAL REQUIREMENTS
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
As of December 31, 2006, the most recent notification from the Federal Reserve Bank categorized the bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.
The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2007, the Bank could, without prior approval, declare dividends of approximately $9,182 plus any 2007 net profits retained to the date of the dividend declaration.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(dollars in thousands, except share and per share amounts)
NOTE 15 — CAPITAL REQUIREMENTS (Continued)
The Company and Cumberland Bank’s actual capital amounts and ratios at December 31, 2006 and 2005 are as follows:

			To be well
	Required		capitalized under				Excess
	minimum for		prompt corrective				over well
	capital adequacy		action provisions		Actual		capitalized
	Amount	Ratios	Amount	Ratios	Amount	Ratios	Amount
December 31, 2006
Tier 1 to average assets – leverage
Civitas BankGroup, Inc.	$35,017	4.00%	$43,772	5.00%	$72,211	8.25%	$28,439
Cumberland Bank	34,841	4.00%	43,551	5.00%	64,407	7.62%	22,856

Tier 1 to risk-weighted assets
Civitas BankGroup, Inc.	28,883	4.00%	43,324	6.00%	72,211	10.00%	28,887
Cumberland Bank	28,745	4.00%	43,118	6.00%	66,407	9.24%	23,289

Total capital to risk-weighted assets
Civitas BankGroup, Inc.	57,766	8.00%	72,207	10.00%	78,509	10.87%	6,302
Cumberland Bank	57,491	8.00%	71,864	10.00%	72,705	10.12%	841

	Amount	Ratios	Amount	Ratios	Amount	Ratios	Amount
December 31, 2005
Tier 1 to average assets – leverage
Civitas BankGroup, Inc.	$28,813	4.00%	$36,016	5.00%	$65,913	9.15%	$29,897
Cumberland Bank	28,810	4.00%	36,013	5.00%	53,709	7.46%	17,696

Tier 1 to risk-weighted assets
Civitas BankGroup, Inc.	23,143	4.00%	34,714	6.00%	65,913	11.39%	31,199
Cumberland Bank	21,399	4.00%	32,098	6.00%	53,709	10.04%	21,611

Total capital to risk-weighted assets
Civitas BankGroup, Inc.	49,285	8.00%	57,857	10.00%	70,678	12.22%	12,821
Cumberland Bank	42,798	8.00%	53,497	10.00%	58,474	10.93%	4,977

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(dollars in thousands, except share and per share amounts)
NOTE 16 — EMPLOYEE BENEFITS
The Company maintains a 401(k) savings plan for all employees who have completed 6 months of service and are 20 1/2 or more years of age. The plan allows employee contributions up to $15 in 2006, plus an additional $5 if age 50 or older. Employee contributions are matched in the Company stock equal to 100% of the first 3% of the compensation contributed. The Company’s expenses related to the plan were $159 in 2006, $231 in 2005 and $228 in 2004. Through the Company’s Employee Stock Purchase Plan, employees, subject to certain annual limitations on amount, can purchase up to 1,750 shares of Company common stock during a quarter at a purchase price equal to the lesser of 85% of the closing market price on the first or last day of the quarter. The Company’s expense related to the ESPP plan were $26 in 2006.
NOTE 17 — LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES
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
The estimated contractual amount of financial instruments with off-balance-sheet risk was at year end as follows:

	2006	2005
Commitments to make loan and lines of credit	$167,069	$138,663
Fixed	23,390	19,413
Variable	143,679	119,250
Letters of credit	11,261	8,163

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(dollars in thousands, except share and per share amounts)
NOTE 18 — FAIR VALUES OF FINANCIAL INSTRUMENTS
The estimated carrying amounts and fair values of the Company’s financial instruments at December 31, 2006 and 2005 are as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$37,836	$37,836	$34,210	$34,210
Securities available for sale	99,098	99,098	89,724	89,724
Securities held to maturity	110,758	109,538	115,446	113,577
Loans, net of allowance	607,739	606,719	471,656	472,999
Financial liabilities:
Deposits	$732,520	$735,250	$600,766	$598,480
Repurchase Agreements	58,406	58,406	45,452	45,452
Subordinated debentures	17,000	17,312	17,000	17,045
Advances from FHLB	30,500	30,575	35,000	35,471
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

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(dollars in thousands, except share and per share amounts)
NOTE 19 — STOCK BASED COMPENSATION
Options to buy stock are granted to directors, officers and employees under the Employee Stock Option Plan, which provides for issue of up to 4,000,000 options. Generally, the exercise price is the market price at date of grant. The maximum option term is ten years, and options typically vest over five years.
The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.
The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

	2006	2005	2004
Risk-free interest rate	5.10%	4.27%	3.64%
Expected option life	5 yrs.	4 yrs.	4 yrs.
Expected stock price volatility	4.77%	24.4%	23.3%
A summary of the activity in the plan is as follows:

			Weighted
			Average	Aggregate
		Weighted average	Remaining	Intrinsic
	Shares	exercise price	Term	Value
Outstanding at beginning of year	1,442,175	$7.51
Granted	244,309	7.27
Exercised	10,256	7.07
Forfeited or expired	52,552	7.49

Outstanding at end of year	1,623,676	$7.21	3.57	$1,249

Exercisable at end of year	1,168,256	$7.27	1.65	$954

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(dollars in thousands, except share and per share amounts)
NOTE 19 — STOCK BASED COMPENSATION (Continued)
Information related to the stock option plan during each year follows:

	2006	2005	2004
Intrinsic value of options exercised	$81	$510	$2,328
Cash received from options exercises	72	375	1,044
Tax benefit realized from options exercises	0	42	492
Weighted average fair value of options granted	1.64	1.42	1.45
As of December 31, 2006, there was $551 of total unrecognized compensation costs related to non-vested stock options granted under the Plan. The costs are expected to be recognized over a weighted-average period of 4.1 years.
NOTE 20 — DISCONTINUED OPERATIONS
Effective March 1, 2005, the Company consummated the sale of all of the outstanding stock of BankTennessee to a group of investors including certain of its and BankTennessee’s directors in exchange for members of this group surrendering 2,000,000 shares of Company common stock. This transaction was approved by Company directors who are not members of the purchasing group and accounted for in accordance with APB 29. The tax-free gain on the sale of BankTennessee was $2,693. This transaction was accounted for as a qualifying tax-free reorganization under Internal Revenue Code Section 355. Parent company expenses incurred on behalf of BankTennessee were allocated to the subsidiary in the normal course of business, therefore, the expenses are reflected in the pro forma financial statements of BankTennessee included in the Form 8-K on March 15, 2005. Due to this, no adjustment was required related to SAB 1.B.1. Effective May 31, 2005, the Company consummated the sale of all of the outstanding stock of Bank of Mason to Mason Bancorp. The Company received cash and 43,000 shares of Company common stock in the sales transaction. The following table shows the revenue and pre-tax profit on each operating component reported as discontinued operations.
Income from Operations — BankTennessee

	2005	2004
Interest income	$1,687	$9,986
Interest expense	722	3,727
Net interest income	965	6,259
Pretax income (loss)	129	(715)
Taxes	47	(293)
Net income (loss)	82	(422)
Bank of Mason’s income from operations is included in consolidated figures due to the immaterial amount of the bank’s income.
Gain on sale of discontinued operations

BankTennessee	$2,693
Bank of Mason	1,089
Tax provision on sale of discontinued operations

BankTennessee	$0
Bank of Mason	418

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(dollars in thousands, except share and per share amounts)
NOTE 21 — EARNINGS PER SHARE
The factors used in the earnings per share from continuing operations computation were as follow.

	2006	2005	2004
Basic
Income from continuing operations	$6,685	$3,904	$2,306

Weighted average common shares outstanding	15,888,219	16,041,868	17,457,487

Basic earnings per common share	$0.42	$0.24	$0.13

Diluted
Income from continuing operations	$6,685	$3,904	$2,306

Weighted average common shares outstanding for basic earnings per common share	15,888,219	16,041,868	17,457,487
Add: Dilutive effects of assumed exercise of stock options	70,792	79,021	119,769

Average shares and dilutive potential common shares	15,959,011	16,120,889	17,577,256

Diluted earnings per common share	$0.42	$0.24	$0.13

NOTE 22 — OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income components and related tax effects were as follows:

	2006	2005	2004
Unrealized holding gains (losses) on available for sale securities	$766	$(2,167)	$(103)
Reclassification adjustment for losses (gains) realized in income	(63)	(100)	(655)

Net unrealized gains (losses)	703	(2,267)	(758)
Tax effect	269	(868)	(290)

Unrealized gains (losses) net of tax	$434	$(1,399)	$(468)

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(dollars in thousands, except share and per share amounts)
NOTE 23 — QUARTERLY FINANCIAL DATA (UNAUDITED)
The following quarterly financial results are presented for continuing operations only.

	2006
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter	Total
Interest income	$11,664	$12,646	$14,154	$14,992	$53,456

Net interest income	5,649	5,807	6,191	6,500	24,147

Provision for loan losses	328	490	1,250	307	2,375

Income from continuing operations *	3,201	1,111	1,167	1,206	6,685

Earnings per share – basic	0.20	0.07	0.07	0.08	0.42

Earnings per share – diluted	0.20	0.07	0.07	0.08	0.42

	2005
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter	Total
Interest income	$9,253	$10,043	$10,146	$10,915	$40,357

Net interest income	5,103	5,523	5,207	5,417	21,250

Provision for loan losses	333	205	325	130	993

Income from continuing operations	780	1,283	821	1,020	3,904

Earnings per share – basic	0.06	0.07	0.05	0.06	0.24

Earnings per share – diluted	0.06	0.07	0.05	0.06	0.24

*	First quarter 2006 income includes $2,132 after-tax gain on sale of affiliate, The Murray Banc Holding Company. See Note 7.

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(dollars in thousands, except share and per share amounts)
NOTE 24 — PARENT COMPANY ONLY FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS:
Cash	$2,564	$3,002
Investment in subsidiaries	65,936	53,036
Investment in unconsolidated affiliates	3,091	7,710
Premises and equipment	243	756
Other assets	977	1,232

Total assets	$72,811	$65,736

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Accrued interest	$107	$62
Other liabilities	1,760	1,449
Subordinated debentures	17,000	17,000

Total liabilities	18,867	18,511
Total shareholders’ equity	53,944	47,225

Total liabilities and shareholders’ equity	$72,811	$65,736

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
Income:
Income from unconsolidated subsidiaries	$200	$707	$670
Gain on sale of subsidiaries, net of taxes	0	3,364	0
Gain on sale of unconsolidated subsidiary	3,457	0	0
Central services and management fees	3,182	5,846	6,889
Other income	825	146	417

	7,664	10,348	7,976

Expenses:
Interest expense	1,264	1,136	953
Other operating expenses	3,415	6,241	7,387

	4,679	7,377	8,340

Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	2,985	2,971	(364)
Income tax expense (benefit)	1,240	25	(134)

Income (loss) before equity in undistributed earnings of subsidiaries	1,745	2,946	(230)
Equity in undistributed earnings of subsidiaries	4,940	4,404	2,114

Net income	$6,685	$7,350	$1,884

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(dollars in thousands, except share and per share amounts)
NOTE 24 — PARENT COMPANY ONLY FINANCIAL INFORMATION (Continued)
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$6,685	$7,350	$1,884
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(4,940)	(4,404)	(2,114)
Compensation expense	308	0	0
Income from investments in unconsolidated affiliates	(200)	(707)	(670)
Gain on sale of unconsolidated affiliate	(3,457)	0	0
Gain on sale of subsidiary	0	(3,364)	0
Depreciation and amortization	101	471	332
Net change in accrued interest payable	45	104	32
Other, net	565	1,080	(1,474)

Net cash from operating activities	(893)	530	(2,010)

Cash flows from investing activities:
Investment in commercial bank subsidiaries	(7,750)	(1,600)	0
Proceeds from sale of discontinued operations	0	1,350	0
Proceeds from sale of unconsolidated affiliate	8,500	0	0
Purchase of premises and equipment, net	412	(97)	(179)

Net cash from investing activities	1,162	(347)	(179)

Cash flows from financing activities:
Proceeds from subordinated debentures	0	13,000	0
Repayment of subordinated debentures	0	(8,000)	0
Repayment of notes payable	0	(4,550)	(150)
Proceeds from issuance of common stock	248	856	2,483
Cash dividends paid on common stock	(955)	0	(527)

Net cash from financing activities	(707)	1,306	1,806

Net change in cash and cash equivalents	(438)	1,489	(383)

Cash and cash equivalents at beginning of year	3,002	1,513	1,896

Cash and cash equivalents at end of year	$2,564	$3,002	$1,513

NOTE 25 — SUBSEQUENT EVENTS
In February 2007, the Company completed the sale of all the outstanding stock of Insurors Bank of Tennessee to InsCorp, Inc., the other 50% owner of the bank. The sales price was $4.7 million, resulting in a gain of $1.6 million.
On January 25, 2007, the Company announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of January 25, 2007, with Greene County Bancshares, Inc. (“Greene County”), a Tennessee corporation. Under the terms of the Merger Agreement, the Company will be merged with and into Greene County, with Greene County as the surviving corporation, and the Company’s wholly-owned subsidiary Cumberland Bank will be merged with and into Greene County Bank, a wholly-owned subsidiary of Greene County. Upon the consummation of the transactions contemplated by the Merger Agreement, the Company’s shareholders will be entitled to receive

CIVITAS BANKGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(dollars in thousands, except share and per share amounts)
NOTE 25 — SUBSEQUENT EVENTS (continued)
consideration in cash and/or stock equivalent to 0.2674 shares of Greene County common stock for each share of common stock in the Company owned by such shareholders. Each option to purchase Company common stock will be cashed out by the payment to the option holder of an amount equal to the difference between $10.25 and the exercise price for such option.
The closing of the merger is subject to the satisfaction of certain customary closing conditions, including, among others, receipt of approval by the Company’s and Greene County’s shareholders and applicable state and federal regulatory authorities and is expected to occur in the second quarter of 2007.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
ITEM 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (“the Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to its management, including its principal executive officer and its principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and its principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective.
Management Report on Internal Control Over Financial Reporting.
Management’s report on internal control over financial reporting is located on page 37.
Changes in Internal Control over Financial Reporting
No changes were made in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. Other Information.
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance.
The information required by this item with respect to the directors and executive officers, including the named executive officers, is incorporated herein by reference to the section entitled “Election of Directors” in the Company’s definitive proxy materials relating to the 2007 Annual Meeting of Shareholders.
The information required by this section with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section entitled “Compliance with Section 16(a) of the Exchange Act” in the Company’s definitive proxy materials relating to the 2007 Annual Meeting of Shareholders.
The Company has adopted a code of conduct for its senior executive and financial officers (the “Code of Conduct”), a copy of which is available on the “Investor Relations” section of the Company’s website. The Company will make any legally required disclosures regarding amendments to, or waivers of, provisions of its Code of Conduct on the “Investor Relations” section of its website.
The information required by this item with respect to the Company’s audit committee and any “audit committee financial expert” is incorporated herein by reference to the section entitled “Meetings and Committees of the Board of Directors” in the Company’s definitive proxy materials relating to the 2007 Annual Meeting of Shareholders.
ITEM 11. Executive Compensation.
The information required by this item with respect to executive compensation is incorporated herein by reference to the section entitled “Executive Compensation” in the Company’s definitive proxy materials relating to the 2007 Annual Meeting of Shareholders.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management.
Information with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to the section titled “Stock Ownership” in the Company’s definitive proxy materials relating to the 2007 Annual Meeting of Shareholders.
The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2006:

	Number of shares	Weighted	Number of shares
	to be issued upon	average exercise	remaining available for
	exercise of	price of	future issuance under
	outstanding	outstanding	equity compensation
	options and	options and	plans (excluding shares
Plan Category	warrants	warrants	reflected in first column
Equity compensation plans approved by shareholders	1,623,676	$7.21	1,134,350

Equity compensation plans not approved by shareholders	0	0	0

Total	1,623,676	$7.21	1,134,350

ITEM 13. Certain Relationships and Related Transactions and Director Independence.
Information with respect to certain relationships and related transactions is incorporated herein by reference to the section titled “Certain Relationships and Related Transactions” in the Company’s definitive proxy materials relating to the 2007 Annual Meeting of Shareholders.
Information with respect to director independence is incorporated herein by reference to the section entitled “Director Independence” in the Company’s definitive proxy materials relating to the 2007 Annual Meeting of Shareholders.
ITEM 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the section titled “Independent Registered Public Accounting Firm Information” in the Company’s definitive proxy materials relating to the 2007 Annual Meeting of Shareholders.
ITEM 15. Exhibits, Financial Statement Schedules.
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
Richard Herrington
President Date: March 9, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Richard Herrington	President (Principal Executive Officer) and Director	March 9, 2007
Richard Herrington

/s/ Lisa Musgrove	Chief Financial Officer, Chief Operating Officer and	March 9, 2007
Lisa Musgrove	Executive Vice President (Principal Financial and Accounting Officer)

/s/ John Wilder	Chairman	March 9, 2007
John Wilder

/s/ Danny Herron	Director	March 9, 2007
Danny Herron

/s/ Tom Paschal	Director	March 9, 2007
Tom Paschal

/s/ Tom Price	Director	March 9, 2007
Tom Price

/s/ William Wallace	Director	March 9, 2007
William Wallace

Signature	Title	Date

/s/ Frank Inman, Jr.	Director	March 9, 2007
Frank Inman, Jr.

/s/ Alex Richmond	Director	March 9, 2007
Alex Richmond

/s/ John Shepherd	Director	March 9, 2007
John S. Shepherd

/s/ Joel Porter	Director	March 9, 2007
Joel Porter

/s/ Paul Pratt, Sr.	Director	March 9, 2007
Paul Pratt, Sr.

/s/ John Stein	Director	March 9, 2007
John Stein

INDEX TO EXHIBITS
2.1	Plan of Tax-Free Reorganization under Section 355 of the Internal Revenue Code Agreement by and between the Company and the Acquirers identified therein dated November 24, 2004 (incorporated herein by reference to the Company’s Current Report on form 8-K filed with the SEC on December 1, 2004). (Pursuant to Item 601(b) (2) of Regulation S-K, the schedules of this agreement are omitted, but will be provided supplementary to the SEC upon request).

2.2	Agreement and Plan of Merger, dated January 25, 2007, by and between Greene County Bancshares, Inc. and Civitas BankGroup, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2007).

3.1	Restated Charter of the Company (Restated for SEC electronic filing purpose only and incorporated herein by reference to the Company’s registration statement on Form S-3 Registration No. 333-117041) filed with the SEC on June 30, 2004.

3.2	Amended and Restated Bylaws of the Company (Restated for SEC electronic filing purposes only). (Restated for SEC electronic filing purpose only and incorporated herein by reference to the Company’s registration statement on Form S-3 (Registration No. 333-117041) filed with the SEC on June 30, 2004.

10.1	Civitas BankGroup Incorporated 1998 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2006). *

10.2	Civitas BankGroup, Inc. Employee Stock Purchase Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-105424 filed with the SEC on May 20, 2003). *

10.3	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2004). *

10.4	Form of Incentive Stock Option Agreement (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2004). *

10.5	Loan Agreement dated December 13, 2004 by and between the Company and First Tennessee Bank, National Association (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2004).

10.6	Purchase Agreement dated as of February 5, 2007 by and among Civitas BankGroup, Inc., InsCorp, and Insurors Bank of Tennessee (incorporated by reference to the Company, Current Report on Form 8-K filed with the SEC on August 28, 2006.)

10.7	Director and named executive officer compensation summary. *

10.8	Form of Endorsement Split Dollar Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2007). *

21.1	Subsidiaries of the Company.

23.1	Consent of Crowe Chizek and Company LLC.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensatory plan or arrangement