Form 10-K/A
period 2006-12-31
CIVITAS BANKGROUP INC
filed 2007-04-30
CIK 1092099

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
For the transition period from                      to
Commission file number 0-27393
CIVITAS BANKGROUP, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1297760

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4 Corporate Centre
810 Crescent Centre Dr, Ste 320
Franklin, Tennessee	37067

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(615) 263-9500

Name of Each Exchange
Title of Each Class	on which Registered

Common Stock, $0.50 par value	Nasdaq Global Market
Securities registered under Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated file” in Rule 12b-2 of the Exchange Act. (Check one.)
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
The aggregate market value of the Registrant’s voting equity held by non-affiliates of the registrant on June 30, 2006 was $119,175,758. The market value calculation was determined using the closing price of $7.50 for the registrant’s common stock on June 30, 2006, as reported on the OTC bulletin board.
As of February 28, 2007, 15,929,438 shares of the registrant’s Common Stock were outstanding.

EXPLANATORY NOTE
Civitas BankGroup, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-K to amend its Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 9, 2007 (“Original Filing”) to include the information omitted from Part III of the Original Filing as the Company has not yet scheduled an annual meeting of shareholders and may not hold such a meeting if the Company’s proposed merger with Greene County Bancshares, Inc. is consummated.
As a result of these amendments, the Company is also filing as exhibits to this Amendment No. 1 to Form 10-K portions of the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment No. 1 to Form 10-K the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Except for the amendments described above, this Amendment No. 1 to Form 10-K does not modify or update other disclosures in, or exhibits to, the Original Filing.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance.
Information Regarding Directors and Executive Officers
     Set forth below is biographical information regarding the members of the Company’s board of directors:
     Richard Herrington, age 59, was elected President and Chief Executive Officer of the Company in December 2002. From 1989 to December 2002, Mr. Herrington was the co-founder, president and chief executive officer of Franklin Financial Corporation. He is a graduate of Newberry College (South Carolina) and earned master degrees from Florida State University and Stonier Graduate School of Banking. Mr. Herrington has been a director of the Company since December 2002 and is a member of the Company’s Executive Committee.
     Danny Herron, age 49, served as President, Chief Executive Officer, and a director of the Company’s Cumberland Bank South subsidiary from 1993 until its merger in September 2004 with the Company’s Cumberland Bank subsidiary. Mr. Herron has served as the President and Chief Executive Officer of Cumberland Bank since September 2004. Mr. Herron has served as one of the Company’s directors since 1997. Mr. Herron has served as the Executive Vice President for the Company since January 2003. Mr. Herron currently serves on the Company’s Executive Committee and is the Company’s Corporate Secretary, a position he has held since February 2004.
     Frank Inman, Jr., age 70, has served on the Company’s Board of Directors since 1986. Mr. Inman is Chairman of the Board of Directors of Inman Construction Corp., a general contractor, a position he has held since 1970. Mr. Inman has also served as a director of Cumberland Bank since 1986. Mr. Inman currently serves on the Company’s Executive Committee and Personnel Committee.
     Tom Paschal, age 61, served as the Company’s Executive Vice President-Director of Franchise Development from January 2003 until January 2004. From January 2002 to January 2003, he served as the Company’s Chief Operating Officer. He has been the Chairman of Cumberland Bank since 2001. Mr. Paschal served as the Chief Executive Officer of Cumberland Bank from 1986 to January 2002 and as the Company’s Corporate Secretary from 1991 to February 2004. Mr. Paschal has served as a director of Cumberland Bank since 1977 and as one of the Company’s directors since 1986. Mr. Paschal currently serves on the Company’s Executive Committee.
     Joel Porter, age 66, served as the Company’s President from its formation to December 2002, although he did not devote his full time to that position and was not compensated for his services as President. Mr. Porter is a named partner of the law firm of Burch, Porter & Johnson, PLLC, located in Memphis, where he has practiced since 1964. Mr. Porter is also the president of two finance and investment firms, Porter Development and Porter Investment. Mr. Porter has served as a member of the Company’s Board of Directors since 1986 and currently serves on the Company’s Executive Committee. Mr. Porter has also served as a director of Cumberland Bank since 1986 and as a director of Cumberland Bank South from 1993 until its merger with Cumberland Bank in September 2004.
     Paul Pratt, Sr., age 63, has been a member of the Company’s Board of Directors since March 2002. Mr. Pratt worked in sales and service with John Hancock, as an assistant sales manager for nine years prior to his formation of Full Service Insurance, Inc. in 1975. Full Service Insurance is a property, casualty and financial services company and Mr. Pratt serves as its President. He is a past board member of the Chamber of Commerce of Williamson County and is currently a board member of the Williamson County Crime Stoppers. Mr. Pratt served as a director of the former Cumberland Bank South subsidiary from January 1999 until its merger with Cumberland Bank and now serves as a director of Cumberland Bank. Mr. Pratt currently serves on the Company’s Personnel Committee.
     Tom Price, age 54, has been a member of the Company’s Board of Directors since May 2003. Mr. Price is the chief manager and majority owner of Price CPAs, PLLC, an accounting firm in Nashville, Tennessee, a position he has held since 1988. Mr. Price is a certified public accountant and certified valuation analyst. Mr. Price served as a director of the former Cumberland Bank South subsidiary from 1999 until its merger with Cumberland Bank and now serves as a director of Cumberland Bank. Mr. Price serves as the Audit Committee Chairman and is also a member of the Executive Committee.
     Alex Richmond, age 57, has served as a director on the Company’s Board of Directors since 1990. Mr. Richmond was a grocer for over thirty years having been a partner in several stores during his career. Mr. Richmond serves as president of Consolidated Investors, a small business investment firm, a position he has held since 1992. Mr. Richmond is also a partner in Richmond & Franklin, a real estate investment company. He has served as a director of Cumberland Bank since 1990. Mr. Richmond currently serves on the Company’s Audit Committee and Personnel Committee.

     John S. Shepherd, age 69, has been a director of the Company since July 1997. Since 1993, Mr. Shepherd has been self-employed, engaged principally in investing and as a merchant in Collierville, Tennessee. Mr. Shepherd has been a member of the Memphis/Shelby County Board of Adjustment since 1972 and its chairman since 1996. Mr. Shepherd currently serves as Chairman of the Company’s Personnel Committee and as a member of the Audit Committee.
     John Stein, age 39, has served as President and Chief Operating Officer of Financial Stocks, Inc., a financial services-focused investment advisor since he co-founded the company in 1995. He is also a founder and Managing Director of Trapeza Capital Management, LLC, a provider of mezzanine capital to community banks throughout the United States, and a founder and Managing Director of Attentus Management Group, LLC, a provider of mezzanine capital to real estate investment trusts.
     John S. Wilder, Sr., age 85, has served as a member of the Company’s Board of Directors since 1986 and is currently its Chairman of the Board. He also currently serves on the Company’s Executive Committee. Mr. Wilder served as the Lieutenant Governor of the State of Tennessee since 1971 to 2007. Mr. Wilder also serves as a director of Cumberland Bank. Mr. Wilder is also a partner of Longtown Farms, a farming business in Mason, Tennessee, and a Vice President and part owner of Longtown Supply, Inc., a service station and farming supply business in Mason, Tennessee.
     Set forth below is certain biographical information regarding the Company’s executive officers
     Lisa Musgrove, age 43, is the Company’s Executive Vice President and Chief Operating Officer, a position that she has held since August 2003. Ms. Musgrove also serves as the Company’s Chief Financial Officer, a position she has held since April 2005. Ms. Musgrove served as the Senior Vice President, Chief Financial Officer for Franklin National Bank for nine (9) years prior to joining the Company in August 2003. From 1989 to 1994, Ms. Musgrove served as the Vice President, Controller, and Treasurer at Tennessee National Bank.
     Ashley Hill, age 45, has served as the Company’s Director of Corporate Risk Management since February 2003. Mr. Hill served as Chief Operating Officer for the Company’s Cumberland Bank South subsidiary from January 2001 to January 2003 and as Operations Administrator/Senior Vice President from September 1998 until 2001.
     C. Richard Bobo, age 64, joined the Company as Senior Vice President in 2003. Mr. Bobo now serves as Executive Vice President and Chief Credit Officer for the Bank. Prior to joining the Company, Mr. Bobo served as Senior Vice President for Loan Review and Chief Credit Officer at First Farmers & Merchants National Bank in Columbia, TN, where he began in 1998.
Compliance with Section 16(a) of the Securities Exchange Act of 1934
     Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than ten percent of the Common Stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than ten percent shareholders are required by federal securities regulations to furnish the Company with copies of all Section 16(a) forms they file.
     Based solely on the Company’s review of the copies of such forms, or written representations from certain reporting persons furnished to the Company, the Company believes that its officers, directors and greater than ten percent beneficial owners were in compliance with all applicable filing requirements.
Code of Ethics
     The Company has adopted a code of conduct for its senior executive and financial officers (the “Code of Conduct”), a copy of which is available on the “Investor Relations” section of the Company’s website. The Company will make any legally required disclosures regarding amendments to, or waivers of, provisions of its Code of Conduct on the “Investor Relations” section of its website.
Audit Committee of the Board of Directors
     The Audit Committee of the Company’s Board of Directors (the “Audit Committee”) is a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act which reviews annual and interim reports of the Company’s independent auditors, reviews the Company’s annual and quarterly reports with the Company’s independent registered public accounting firm and reviews the Company’s accounting practices and procedures, as well as the scope of the Company’s audit. Additionally, the Audit Committee is responsible for the appointment of the Company’s independent registered public accounting firm. The Audit Committee operates pursuant to the terms of a Restated Charter which was adopted by the Board of Directors on February 18, 2004 (the “Restated Audit Committee Charter”), a copy of which is available on the “Investor Relations” section of the Company’s website at www.civitasbankgroup.com. Tom Price, John Shepherd and Alex Richmond currently serve as Audit

Committee members with Mr. Price serving as the Chairman, and each of the members is “independent” as defined by the current listing standards of the National Association of Securities Dealers, Inc. (the “NASD”) and the rules and regulations of the Securities and Exchange Commission. The rules and the regulations of the Securities and Exchange Commission require the Company to disclose whether it has an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated by the Securities and Exchange Commission. The Company’s Board of Directors has determined that Tom Price is an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K promulgated by the Securities and Exchange Commission and that he is independent as defined by the rules and regulations of the Securities and Exchange Commission. The Audit Committee held eleven meetings during the fiscal year ended December 31, 2006.

ITEM 11. Executive Compensation.
Compensation Discussion and Analysis
            Overview of Compensation Process. The Personnel Committee of the Company’s Board of Directors (the “Committee”) is comprised of Frank Inman, Jr, Paul Pratt, Alex Richmond and John Shepherd with John Shepherd serving as the Committee’s chair. All members of the Committee are non-employee directors, as defined in Rule 16b-3 of the rules promulgated under the Securities and Exchange Act of 1934, as amended and independent directors, as defined in the NASD’s listing standards, in each case as determined by our Board of Directors. In addition to independence considerations, the Board determines Committee membership based on such knowledge, experience and skills that it deems appropriate in order to adequately perform the responsibilities of the Committee.
            The Committee is responsible for setting the compensation of the Company’s Chief Executive Officer, and Chief Financial Officer, as well as the Bank’s President, Chief Credit Officer and Director of Corporate Risk Management, each such person a “named executive officer” and collectively, the “named executive officers”. The Committee is also responsible for overseeing the Board’s evaluation of the performance of our named executive officers and administering the Company’s equity-based incentive plans, among other things. The Committee undertakes these responsibilities pursuant to a written charter adopted by the Committee and the Board. No changes were made to the Committee’s charter during 2006. The charter may be viewed in full on the Company’s website, http://www.civitasbanks.com by selecting “Committee Charters” under the Investor Relations tab.
            The Committee periodically reviews executive compensation and the Company’s compensation policies to ensure that the Chief Executive Officer and other named executive officers are rewarded appropriately for their contributions to the Company and that the overall compensation strategy supports the objectives and values of our organization, as well as shareholder interests.
            Compensation Philosophy. The fundamental objective of our executive compensation policies is to attract and maintain executive leadership for the Company that will execute our business strategy, uphold our Company values, and deliver results and long-term value to our shareholders. Accordingly, the Committee seeks to develop compensation strategies and programs that will attract, retain, and motivate highly qualified and high-performing executives through compensation that is:
•	Retention-based: Compensation should be designed to maximize the Company’s retention rates for key employees and members of management.

•	Performance-based: A significant component of compensation should be determined based on whether or not the Company meets certain performance criteria that, in the view of the Committee, are aligned with growth in shareholder value.

•	Shareholder-aligned: Equity incentives should be used to align the interests of our executive officers with those of our shareholders.

•	Balanced: Performance-oriented features and retention-oriented features should be balanced so the entire program accomplishes the Company’s pay-for-performance and executive retention objectives.

•	Fair: Compensation levels and plan design should reflect competitive practices, our performance relative to peer companies, and the relationship of compensation levels from one executive to another.
             Our executive officers compile and provide information, make recommendations for the Committee’s consideration and assist in the management and administration of our executive benefit plans. Their responsibilities may include, but are not limited to, the following:
•	Recommending grants and awards for our named executive officers, other than the Chief Executive Officer;

•	Recommending changes to ensure that our compensation programs remain competitive and aligned with our objectives; and

•	Providing information to the Committee, including but not limited to (1) information concerning Company and individual performance, (2) information concerning the attainment of our strategic objectives, (3) the common stock ownership of each executive and his or her option holdings, (4) equity compensation plan dilution, and (4) peer group compensation data. The Committee’s compensation philosophy for an executive officer emphasizes an analysis of the executive’s performance for the year, projected role and responsibilities, required impact on execution of Company strategy, external pay practices, total cash and total direct compensation positioning, and other factors the Committee deems appropriate. Our philosophy also considers employee retention, vulnerability to recruitment by other companies, and the difficulty and costs associated with replacing executive talent. Based on these objectives and the philosophies of the Committee, the Committee has determined that our Company should provide its executives compensation packages comprised of three primary elements: (i) base salary; (ii) annual variable performance awards payable in cash or, in prior years’, options, and primarily based on the financial performance of the Company, in accordance with the goals established by the Committee; and (iii) long-term stock-based incentive awards which strengthen the mutuality of interests between executive officers and our shareholders.
     Components of 2006 Compensation Program. Set forth below are the components to the Company’s 2006 compensation program for our named executive officers. The Company has not entered into an employment agreement with any of our named executive officers.
     Base Salary. We seek to provide base salaries for our executive officers that provide a secure level of guaranteed cash compensation in accordance with their experience, professional status and job responsibilities. Each year the Committee reviews and sets the salary of our Chief Executive Officer, taking into account several factors, including prior year salary, responsibilities, tenure, performance, the Company’s overall pay scale, and the Company’s recent financial performance. Such review typically takes place during the first quarter. Additionally, our Chief Executive Officer, has historically evaluated (based on the above factors) and provided the Committee with recommendations on the base salaries of our other named executive officers. The Committee does not utilize the services of a compensation consultant in setting or approving compensation of the named executive officers.
     The following are 2006 base salaries for our named executive officers, which are presented in comparison to the 2005 base salaries:

	2006	2005
	Base	Base	Percentage
Name	Salary	Salary	Change
Richard Herrington	$224,972	$216,320	4.0%
Lisa Musgrove	147,800	132,500	11.5%
Danny Herron	177,923	171,080	4.0%
C. Richard Bobo	125,000	112,500	11.1%
Ashley Hill	104,000	100,000	4.0%
     Annual Incentive Compensation. In addition to base salary, annual incentive plan compensation provides the Company’s executive officers with the potential for enhanced cash compensation based on each individual’s position with the Company at the end of the fiscal year as well as the Company’s, or Bank’s, as the case may be, performance during the year as compared to expected performance targets for various performance categories approved by the Committee and the boards of directors of the Company and the Bank with the assistance of management. Prior to the 2006 fiscal year performance period, the named executive officers could elect to receive this compensation in the form of stock options. For the 2006 performance period, the named executive officers were required to receive this compensation in cash as the Company was negotiating a possible merger with Greene County Bancshares at the time of the payout, and as such was unwilling to allow the officers to elect options. As such, for the 2006 performance period, executives were eligible for, and received, a cash incentive payment as determined by the Committee based upon the Company’s overall financial performance in 2006, and the individual performance of the named executive officer. The decision of the Committee to award cash incentives was based upon the Committee’s belief that the Company’s financial performance was sound and consistent with the Company’s past performance. Specific quantitative performance measures of the Company and the Bank related to the Company’s net earnings were used to determine the amount of cash incentive awarded. In addition, the Committee may in their discretion reduce or increase the size of any individual award based on each individual’s performance.

     Based on 2006 results as well as individual performance (evaluated by the Committee), cash awards were made to each of the named executive officers in the following amounts:

		Percentage
	Cash	of
Name	Award	Base Salary
Richard Herrington	$47,244	21.0%
Lisa Musgrove	31,038	29.1%
Danny Herron	29,357	16.5%
C. Richard Bobo	20,625	21.5%
Ashley Hill	21,840	27.7%
     Long-Term Share-Based Incentive Compensation. As described above, one of our key compensation philosophies is that long-term share-based incentive compensation should strengthen and align the interests of our officers and employees with our shareholders because, in the case of stock options, such options have value only to the extent our share price increases over time. The Committee primarily seeks to accomplish this goal by making stock option grants to each of the Company’s named executive officers. In 2006, the Committee made the following option grants to our named executive officers which reflects options awarded in 2006 for 2005 performance under the Company’s annual incentive program:

	Shares
	Subject to
	Time-Based
	Vesting	Exercise
Name	Option Grant	Price
Richard Herrington	19,469	$7.25
Lisa Musgrove	11,925	7.25
Danny Herron	15,397	7.25
C. Richard Bobo	10,125	7.25
Ashley Hill	3,703	7.25
     Each of these options vest ratably over five years and have a 6-year term. The exercise price was based on the market price of the Company’s stock on the date of the grant. In addition to the options awarded to him, Mr. Hill also received cash incentive payment of $7,407 based on 2005 performance.
     Retirement Benefits
     401(k) Plan . Our 401(k) profit sharing plan is a tax-qualified retirement plan pursuant to which all associates, including the named executive officers, after six months of active service and so long as they are at least 20 1/2 years old, are able to contribute up to the annual limit prescribed by the Internal Revenue Service to the 401(k) Plan on a before tax basis. For 2006, this amount was $15,000. Prior to 2007, the Company matched an amount up to 3% of the employee’s salary.
     Bank Owned Life Insurance. The Bank has purchased Bank Owned Life Insurance (“BOLI”) on the lives of certain employees, including Danny Herron and C. Richard Bobo. The purpose of the BOLI plan is to provide the funds necessary to replace the employee(s) due to an unanticipated death. These funds are to aid in locating succession management. As an inducement to retain these individuals until normal retirement, the plan provides for the sharing of the death benefit with their designated beneficiaries from the BOLI plan. The policies provide Mr. Herron and Mr. Bobo a death benefit of $89,000 and $155,000, respectively that is assigned to their respective designated beneficiary. The Bank is the owner of the policies and retains a 100% interest in the cash surrender value of the policies. There are no other benefits to the insured or their beneficiaries under the BOLI plan. Although this benefit does not provide any current remuneration to the executive, it provides the Bank with a mechanism to use to attract, retain and reward highly qualified executives, and it provides further incentive for longevity with the Bank.
     Severance and Change of Control Benefits. Neither the Company nor the Bank has entered into any change of control or severance agreements with any of the named executive officers.
     Perquisites and Other Benefits. The Company provides certain perquisites to its named executive officers, including an automobile allowance and country club membership dues paid on behalf of each of the named executive officers. The aggregate value of such benefits is set forth in the Summary Compensation Table. The named executive officers are also eligible for benefits generally available to and on the same terms as the Company’s employees who are exempt for purposes of the Fair Labor Standards Act, including health insurance, disability insurance, dental insurance, and life insurance.

     Compensation Decisions for 2007. In the first quarter of 2007, the Committee reviewed and set the 2007 base salary for our named executive officers. The 2007 base salaries for each of our named executive officers are as follows:

2007 Base
Name	Salary
Richard Herrington	$233,971
Lisa Musgrove	153,712
Danny Herron	185,040
C. Richard Bobo	134,375
Ashley Hill	108,160
     In addition, Lisa Musgrove, Richard Bobo, and Ashley Hill received cash payments in the first quarter of 2007 totaling $12,000, $7,000 and $7,000 respectively, related to services performed in relation to or as the result of the pending Greene County Bancshares merger.
     Tax and Accounting Implications
     Deductibility of Executive Compensation. As part of its role, the Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue code, which provides that the Company may not deduct compensation of more than $1,000,000 that is paid to certain individuals. The Company believes that compensation paid under the incentive plans are generally fully deductible for federal income tax purposes. However, in certain situations, the Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for its executive officers.
     Nonqualified Deferred Compensation. On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to nonqualified deferred compensation arrangements. While the final regulations have not become effective yet, the Company believes it is operating in good faith compliance with the statutory provisions, which were effective January 1, 2005.
     Accounting for Stock-Based Compensation. Beginning on January 1, 2006, the Company began accounting for stock-based payments including its Stock Option Program in accordance with the requirements of FASB Statement 123(R).
Personnel Committee Report
     The Personnel Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Personnel Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to Annual Report on Form 10-K.
Frank Inman, Jr.
Paul Pratt
Alex Richmond
John Shepherd, Chairman
Executive and Director Compensation Information
     Summary Compensation Table. The table below summarizes the compensation paid or accrued by the Company during the fiscal year ended December 31, 2006 for (i) the Company’s Chief Executive Officer; (ii) the Company’s Chief Financial Officer; and (iii) the three highest paid executive officers of the Company or the Bank whose total compensation exceeded $100,000 for fiscal 2006 (collectively, the “Named Executive Officers”). The Company has not entered into any employment agreements with any of the Named Executive Officers.
     The Named Executive Officers were not entitled to receive payments which would be characterized as “Bonus” payments for the fiscal year ended December 31, 2006. Amounts listed under the column titled “Non-Equity Incentive Plan Compensation”, were determined by the Personnel Committee in March 2007 and were paid to the Named Executive Officers based on the performance of the Company and such officer for the 2006 fiscal year.
     Based on the fair value of equity awards granted to Named Executive Officers in fiscal 2006 and the base salary of the Named Executive Officers, “Salary” accounted for approximately 72% of the total compensation of the Named Executive Officers, cash incentive compensation accounted for approximately 14% of the total compensation of the Named Executive Officers, equity incentive compensation accounted for approximately 7% of the total compensation of the Named Executive Officers and benefits accounted for approximately 7% of the total compensation of the Named Executive Officers.

2006 SUMMARY COMPENSATION TABLE

							Change in Pension
							Value and
							Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards(1)	Compensation	Earnings	Compensation (2)
Position	Year	($)	($)	($)	($)	($)	($)	($)	Total ($)
Richard Herrington, President and Chief Executive Officer	2006	224,972	—	—	35,621	47,244	—	22,802	330,639

Lisa Musgrove, Executive Vice President, Chief Operating Officer and Chief Financial Officer	2006	147,800	—	—	12,730	31,038	—	13,434	205,002

Danny Herron, Executive Vice President of the Company and President and Chief Executive Officer of Cumberland Bank	2006	177,923	—	—	22,005	29,357	—	13,577	242,862

C. Richard Bobo, Executive Vice President and Chief Credit Officer of the Bank	2006	125,000	—	—	4,949	20,625	—	10,350	160,924

Ashley Hill, Senior Vice President and Director of Corporate Risk Management of the Bank	2006	104,000	—	—	2,165	21,840	—	13,912	141,917

1.	The amounts in the column captioned “Option Awards” reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R) of awards pursuant to the Company’s equity incentive plans and thus may include amounts from awards granted in and prior to 2006. Please see footnote 19 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2007.

2.	All other compensation includes the following items:

	401(k) Plan
	Matching	Automobile	Country
	Contributions	Allowances	Club Dues	Total
Richard Herrington	6,749	9,000	7,053	22,802
Lisa Musgrove	4,434	9,000	—	13,434
Danny Herron	5,338	6,837	1,402	13,577
C. Richard Bobo	3,750	6,600	—	10,350
Ashley Hill	3,342	6,900	3,670	13,912
     Grants of Plan-Based Awards. The following table summarizes certain information regarding grants of plan based awards to the Named Executive Officers during fiscal 2006. No stock appreciation rights (“SARs”) have been granted by the Company.
2006 GRANTS OF PLAN-BASED AWARDS

								All
								Other
								Stock	All Other
								Awards:	Option
								Number	Awards:
		Estimated Possible Payouts			Estimated Possible Payouts			of	Number of	Exercise or	Grant Date
		Under Non-Equity Incentive			Under Equity Incentive Plan			Shares	Securities	Base Price of	Fair Value
		Plan Awards			Awards			of Stock	Underlying	Option	of Stock
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options(1)	Awards	and Option
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)(1)	Awards ($)
Richard Herrington	3/30/2006	$22,497	$44,994	$67,492	—	—	—	—	19,469	7.25	31,929
Lisa Musgrove	3/30/2006	14,780	29,560	44,340	—	—	—	—	11,925	7.25	19,557
Danny Herron	3/30/2006	17,792	35,585	53,377	—	—	—	—	15,397	7.25	25,251
C. Richard Bobo	3/30/2006	12,500	25,000	37,500	—	—	—	—	10,125	7.25	16,605
Ashley Hill	3/30/2006	10,400	20,800	31,200	—	—	—	—	3,703	7.25	6,073

1.	Reflects options awarded to the Named Executive Officer for performance in 2005 that vest on March 20, 2011 the fifth anniversary of the date of grant and which were granted with an exercise price equal to the closing price of the Company’s Common Stock on the date of grant. Mr. Hill was also awarded $7,407 in cash for 2005 performance.

     Outstanding Equity Awards at Fiscal Year End. The following table sets forth certain information with respect to outstanding options at December 31, 2006: The Company has not issued any shares of restricted stocks.
OUTSTANDING EQUITY AWARDS AT 2006 FISCAL YEAR END

	Option Awards
						Equity Incentive
		Number of				Plan Awards:
		Securities				Number of Securities
		Underlying		Number of Securities		Underlying	Option
		Unexercised		Underlying Unexercised		Unexercised	Exercise	Option
	Grant	Options (#)		Options (#)		Unearned Options	Price	Expiration
	Date	Exercisable		Unxercisable		(#)	($)	Date
Richard Herrington
	12/31/02	62,500	(1)	—		—	4.00	12/31/2012
	01/02/04	6,269	(1)	6,270	(1)	—	5.95	1/2/2009
	03/18/04	7,500	(1)	7,500	(1)	—	7.10	3/18/2009
	07/21/04	7,500	(1)	7,500	(1)	—	7.25	7/21/2010
	09/23/04	1,050	(2)	—		—	8.65	9/23/2007
	01/27/05	4,900	(2)	—		—	8.00	1/27/2008
	01/27/05	13,764	(3)	—		—	8.00	1/27/2011
	01/27/05	9,956	(3)	—		—	8.00	1/27/2011
	12/29/05	5,000	(3)	—		—	7.65	12/29/2011
	03/30/06	—		19,469	(4)	—	7.25	3/30/2012

Lisa Musgrove
	9/3/2003	15,000	(5)	—		—	5.625	9/30/2009
	9/3/2003	15,000	(6)	—		—	5.625	9/30/2009
	1/2/2004	7,764	(1)	7,764	(1)	—	5.95	1/2/2009
	3/18/2004	2,000	(1)	2,000	(1)	—	7.10	3/18/2009
	7/21/2004	5,000	(1)	5,000	(1)	—	7.25	7/21/2010
	1/27/2005	15,350	(3)	—		—	8.00	1/27/2011
	3/17/2005	6,000	(3)	—		—	8.04	1/27/2011
	7/1/2005	2,287	(7)	—		—	7.55	7/1/2010
	12/29/2005	5,000	(3)	—		—	7.65	12/29/2011
	12/29/2005	4,000	(3)	—		—	7.65	12/29/2011
	3/30/2006	—		11,925	(4)	—	7.25	3/30/2012

Danny Herron
	12/31/2002	2,500	(1)	—		—	4.00	12/31/2012
	1/2/2004	5,492	(1)	5,492	(1)	—	5.95	1/2/2009
	3/18/2004	7,500	(1)	7,500	(1)	—	7.10	3/18/2009
	7/21/2004	12,500	(1)	12,500	(1)	—	7.25	7/21/2010
	9/23/2004	1,050	(2)	—		—	8.65	9/23/2007
	1/27/2005	4,900	(2)	—		—	8.00	1/27/2008
	1/27/2005	5,860	(3)	—		—	8.00	1/27/2011
	1/27/2005	13,945	(3)	—		—	8.00	1/27/2011
	12/29/2005	5,000	(3)	—		—	7.65	12/29/2011
	3/30/2006	—		15,397	(4)	—	7.25	3/30/2012

	Option Awards
	(continued)
						Equity Incentive
		Number of				Plan Awards:
		Securities				Number of Securities
		Underlying		Number of Securities		Underlying	Option
		Unexercised		Underlying Unexercised		Unexercised	Exercise	Option
	Grant	Options (#)		Options (#)		Unearned Options	Price	Expiration
	Date	Exercisable		Unxercisable		(#)	($)	Date
C. Richard Bobo
	1/2/2004	1,044	(1)	1,044	(1)	—	5.95	1/2/2009
	7/21/2004	2,500	(1)	2,500	(1)	—	7.25	7/21/2010
	1/27/2005	13,550	(3)	—		—	8.00	1/27/2011
	1/27/2005	5,000	(3)	—		—	8.00	1/27/2011
	12/29/2005	5,000	(3)	—		—	7.65	12/29/2011
	3/30/2006	—		10,125	(4)	—	7.25	3/30/2012

Ashley Hill
	3/7/1999	10,000	(4)	—		—	6.25	2/28/2010
	1/2/2004	1,937	(1)	1,937	(1)	—	5.95	1/2/2009
	1/27/2005	11,188	(3)	—		—	8.00	1/27/2011
	7/1/2005	2,287	(7)	—		—	7.55	7/1/2010
	7/14/2005	3,000	(3)	—		—	7.80	7/14/2011
	12/29/2005	2,500	(3)	—		—	7.65	12/29/2011
	3/30/2006	—		3,703	(4)	—	7.25	3/30/2012

1.	Options vest over four years, 25% per year on the anniversary of the grant date.

2.	Options were 100% vested on the date of grant.

3.	Options were 100% vested on the date of grant.

4.	Options vest over five years, 20% per year on the anniversary of the grant date.

5.	Options were 100% vested on the date of grant.

6.	Options vest 100% on the first anniversary of the grant date.

7.	Options were 100% vested on the date of grant.

Option Exercises and Stock Vested. The following table sets forth certain information with respect to options exercised by the Named Executive Officers in fiscal 2006 and shares of restricted stock for which forfeiture restrictions lapsed in fiscal 2006:
OPTIONS EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares	Value Realized
	Acquired on Exercise	on Exercise	Acquired on Exercise	on Exercise
Richard Herrington	—	—	—	—

Lisa Musgrove	—	—	—	—

Danny Herron	—	—	—	—

C. Richard Bobo	—	—	—	—

Ashley Hill	—	—	—	—
     Director Compensation. All of the Company’s directors received a director fee of $700 for each board meeting attended during the 2006 fiscal year, except for Chairman John Wilder, Sr. who received $800 for each monthly board meeting. In addition, each Executive Committee member received $500 for each committee meeting attended during the 2006 fiscal year. Each Audit Committee member received $500 for each monthly committee meeting attended during the 2006 fiscal year, except for Mr. Price who received $600 per month for the same period. Each member of the Personnel Committee received $500 for each quarterly meeting held during the 2006 fiscal year, except for its Chairman John Shepherd who received $600 per month for the same period. In addition, for meetings held in the 2006 fiscal year, each director of the Company that is also a director of the Bank, other than Danny Herron and Richard Herrington, received $500 per board meeting, except for Mr. Paschal who received $600 per month for the same period, and $300 per committee meeting.
2006 DIRECTOR COMPENSATION TABLE

					Change in Pension
					Value and
	Fees			Non-Equity	Nonqualified
	Earned or			Incentive Plan	Deferred
	Paid in	Stock	Option	Compensation	Compensation	All Other
Name(1)	Cash	Awards	Awards(2)(3)	($)	Earnings	Compensation	Total
Frank Inman, Jr.	$9,200	—	$1,901	—	—	—	$9,200
Tom Paschal	9,100	—	10,804	—	—	—	9,100
Joel Porter	10,300	—	2,447	—	—	—	10,300
Paul Pratt	10,600	—	1,541	—	—	—	10,600
Tom Price	13,900	—	2,194	—	—	—	13,900
Alex Richmond	14,600	—	2,036	—	—	—	14,600
John Shepherd	16,100	—	2,855	—	—	—	16,100
John Stein	5,600	—	0	—	—	—	5,600
William Wallace	2,800	—	1,211	—	—	—	2,800
John Wilder	11,400	—	3,231	—	—	—	11,400

1.	Mr. Herrington and Mr. Herron, as executive officers of the Company, do not receive additional director fees. The stock compensation expense for 2006 associated with options awarded to Mr. Herrington and Mr. Herron is reflected in the Summary Compensation Table.

2.	At December 31, 2006, the Company’s directors held options to purchase the following number of shares of the Company’s Common Stock:

Number
Name	of Options
Richard Herrington	159,178
Danny Herron	99,635
Frank Inman, Jr.	21,450
Tom Paschal	44,605
Joel Porter	24,500
Paul Pratt	19,650
Tom Price	37,254
Alex Richmond	24,960
John Shepherd	30,460
John Stein	—
William Wallace	—
John Wilder	23,600

3	The amounts in the column captioned “Option Awards” reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R) of awards pursuant to the Company’s equity incentive plans and thus may include amounts from awards granted in and prior to 2006. Please see footnote 19 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2007.
     Bank-Owned Life Insurance Plan. On January 25, 2007, under the BOLI Plan, the Bank entered into an Endorsement Split Dollar Agreement (the “Agreement”) with Danny Herron and C. Richard Bobo, pursuant to which their designated beneficiary will be entitled to receive 20% of the total death proceeds of an insurance policy purchased by the Bank on their life if the related policy is not cancelled, surrendered, terminated or allowed to lapse prior employment with the Bank terminating as a result of death. Pursuant to the terms of the Agreement, the Bank will pay the premiums on the related policy, which may, upon termination of the Agreement, be purchased by Mr. Herron or Mr. Bobo for an amount equal to the then cash surrender value of the related policy. The economic benefit to Mr. Herron and Mr. Bobo of the Agreement will be imputed to them on an annual basis.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management.
Stock Ownership
     The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock as of March 31, 2007 (unless otherwise noted), for:
•	each person who is known to the Company to beneficially own more than 5% of the outstanding shares of the Company’s Common Stock;

•	each of the Company’s directors;

•	each of the Company’s Named Executive Officers (as defined above); and

•	all of the Company’s directors and executive officers as a group.

     The number of shares held and the percentages of shares outstanding provided in the tables are based on 15,968,797 voting shares outstanding as of March 31, 2007. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares issuable upon exercise of options that are exercisable within sixty days following March 31, 2007 are considered outstanding for the purpose of calculating the percentage of outstanding shares of Common Stock held by the individual, but not for the purpose of calculating the percentage of outstanding shares held by any other individual.

			Number of Shares
			Beneficially Owned as
			a Result of Options
	Number of		Currently Exercisable
	Shares		or Exercisable Within	Percentage of
	Beneficially		60 Days of	Shares
Name of Beneficial Owner (1)	Owned (2)		March 31, 2007	Outstanding
5% Beneficial Owners

Financial Stocks Capital
Partners II, LP	902,303		0	5.68%
C.M. Gatton	1,015,091		0	6.36%

Directors and Nominees

Joel Porter	942,352	(3)	23,750	6.05%
Paul Pratt, Sr.	119,362	(4)	19,150	0.87%
Tom Price	29,203	(5)	36,629	0.41%
Alex Richmond	148,150	(6)	24,335	1.08%
John Shepherd	281,892		29,835	1.95%
John Stein	902,303	(7)	0	5.68%
William Wallace	12,853		0	0.12%
John S. Wilder, Sr.	798,518		22,850	5.14%
Tom Paschal	215,714	(8)	35,644	1.57%
Frank Inman, Jr.	75,967	(9)	20,700	0.61%

Named Executive Officers
Richard Herrington (10)	300,582		129,218	2.71%
Danny Herron (10)	81,957		68,322	0.94%
Lisa Musgrove	14,083		84,668	0.62%
Ashley Hill	14,591		32,622	0.30%
C. Richard Bobo	3,150		29,640	0.21%
All executive officers and directors as a group (15 persons)	3,943,970		557,363	28.19%

(1)	The address for each of the directors, nominees and executive officers set forth in the table above is 4 Corporate Centre, 810 Crescent Centre Drive, Suite 320, Franklin, Tennessee 37067 and the address for Financial Stocks Capital Partners II, LP is 507 Carew Tower, 441 Vine Street, Cincinnati, Ohio 45202. The address for Mr. Gatton is P.O. Box 1147, Bristol, Tennessee 37621.

(2)	Each person has sole voting and investment power with respect to the shares listed unless otherwise indicated.

(3)	Includes 20,300 shares held by Mr. Porter’s wife for which Mr. Porter disclaims beneficial ownership.

(4)	Includes 8,724 shares held by Mr. Pratt’s spouse and 26,796 in Pratt Partnership for which Mr. Pratt disclaims beneficial ownership.

(5)	Includes 5,155 shares held by Mr. Price’s spouse for which Mr. Price disclaims beneficial ownership.

(6)	Includes 73,824 shares held by Mr. Richmond’s spouse and 11,162 shares held by Mr. Richmond as custodian for his son.

(7)	Includes the 902,303 shares represented above for Financial Stocks Capital Partners II, LP for which Mr. Stein has the right to direct the vote and disposition of.

(8)	Includes 94,441 shares held by Mr. Paschal’s spouse for which Mr. Paschal disclaims beneficial ownership.

(9)	Includes 27,646 shares held by Mr. Inman’s wife and 20,300 shares in Inman Construction for which Mr. Inman disclaims beneficial ownership.

(10)	The Named Executive Officer is also a director of the Company.
     The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2006:

			Number of shares
			remaining
	Number of shares to		available for future
	be issued upon	Weighted average	issuance
	exercise of	exercise price of	under equity compensation
	outstanding options	outstanding options	plans (excluding shares
Plan Category	and warrants	and warrants	reflected in first column
Equity compensation plans approved by shareholders	1,623,676	$7.21	1,134,350

Equity compensation plans not approved by shareholders	0	0	0

Total	1,623,676	$7.21	1,134,350

ITEM 13. Certain Relationships and Related Transactions and Director Independence.
Related Party Transactions
     Some directors and principal officers of the Company and its bank at present, as in the past, are customers of Cumberland Bank and have had and expect to have loan transactions with the bank in the ordinary course of business. In addition, some of the directors and officers of the Company and Cumberland Bank are at present, as in the past, affiliated with businesses which are customers of the bank and which have had and expect to have loan transactions with the bank in the ordinary course of business. These loans were made in the ordinary course of business and were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties. In the opinion of the Board of Directors, these loans do not involve more than a normal risk of collectability or present other unfavorable features. At December 31, 2006, the outstanding principal amount of indebtedness of these loans, including amounts available under lines of credit to the Company’s affiliates, aggregated approximately $521,000.
     We have employed Mr. Joel Porter’s law firm, Burch, Porter & Johnson, PLLC, from time to time. Fees and expenses arose out of general corporate and other ordinary course of business services provided by Burch Porter, and account for significantly less than 1% of the law firm’s 2006 gross revenue.
     The Company has also employed Mr. Paul Pratt’s insurance firm, Full Service Insurance, to provide its director and officer insurance coverage, employee medical benefits, worker’s compensation insurance, insurance on the Company’s buildings and OREO properties, and car insurance. The premium amounts paid to Full Service Insurance were significantly less than 1% of the insurance company’s 2006 gross revenue.
     We believe that the above transactions were made on terms as favorable to us as we would have received from unaffiliated third parties.
     Kevin Herrington, the son of Richard Herrington, the Company’s President and Chief Executive Officer, is employed by Cumberland Bank as its Chief Technology Officer. In 2006, his salary and bonus totaled $94,025. The company also contributed $2,376 in 401(k) matching funds.
     Betty Carol Purcell, the sister of Danny Herron, the Company’s Executive Vice President and the President and Chief Executive Officer of Cumberland Bank, serves as Human Resources Director of the Company. In 2006, her salary and bonus totaled $78,144. The Company also contributed $2,375 in 401(k) matching funds.
     In 2004, Richard Herrington, the Company’s President and Chief Executive Officer, entered into a written guarantee with the Company for the payment of losses suffered by the Company as a result of apparently fraudulent transactions entered into by Jason Herrington, Mr. Herrington’s son. The Company has received restitution for the losses suffered by the Company as a result of these transactions. Mr. Herrington has signed an agreement to reimburse the Company for the Company’s other costs related to this matter which remains in place until all of the Company’s related costs have been finalized.

Director Independence
     The Board of Directors has determined that each of the following directors is an “independent director” within the meaning of the listing standards of the Nasdaq Stock Market, LLC:

Frank Inman, Jr.	Paul Pratt, Sr.
Tom Price	Alex Richmond
John Shepherd	John Stein
John S. Wilder, Sr.	Joel Porter
     When determining the independence of the members of the Company’s Board of Directors, the Board of Directors considered the following transactions between the Company or the Bank and the following directors:
•	Full Service Insurance, an insurance agency of which Mr. Pratt is president, provides the Company and the Bank with director and officer insurance coverage, employee medical benefits coverage, worker’s compensation insurance, insurance on the Company’s buildings and OREO properties, and car insurance; and

•	The law firm in which Mr. Porter is a partner provides legal services to the Company and the Bank.
ITEM 14. Principal Accountant Fees and Services.
Independent Registered Public Accounting Firm Information
     Crowe Chizek and Company LLC served as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2006. As a result of the pending merger with Greene County Bancshares, the Audit Committee has not yet selected an independent registered public accounting firm for the 2007 fiscal year. Because the Company does not currently expect to hold an annual meeting of shareholders if its proposed merger with Greene County Bancshares, Inc. is consummated, the Company is not providing any disclosure with respect to whether or not representatives of Crowe Chizek and Company LLC will be present at the Annual Meeting or available to respond to appropriate questions from shareholders and to make a statement if they so desire.
     For each of the years ended December 31, 2006 and December 31, 2005, the Company was billed the aggregate fees set forth below by Crowe Chizek and Company LLC, the Company’s independent registered public accounting firm:

	2006	2005
Audit Fees(1)	$289,960	$337,634
Audit-Related Fees(2)	19,984	33,592
Tax Fees(3)	64,413	46,520
All Other Fees	—	—
Total Fees	$375,357	$417,746

1.	Audit Fees include fees related to the annual independent audit of the Company’s financial statements and reviews of the Company’s annual report on Form 10-K and quarterly reports on Form 10-Q. Audit Fees also include fees related to the audit of management’s report on the effectiveness of the Company’s internal control over financial reporting, as required by Section 404 of the Sarbanes Oxley Act of 2002.

2.	Audit-Related Fees include fees related to the audit of the Company’s employee benefit plans, consultations related to financial accounting and reporting standards and internal control reviews.

3.	Tax Fees include fees related to tax return preparation and other tax related assistance, planning and advice.
     The Audit Committee has adopted a formal policy concerning approval of audit and non-audit services to be provided by the independent registered public accounting firm to the Company. The policy requires that all services Crowe Chizek and Company LLC, the Company’s independent registered public accounting firm, may provide to the Company, including audit services and permitted audit-related and non-audit services, be pre-approved by the Audit Committee. The Audit Committee approved all audit and non-audit services provided by Crowe Chizek and Company LLC during fiscal 2006 prior to Crowe Chizek and Company LLC performing such services.

ITEM 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements. See Item 8.
(a)(2) Financial Statements Schedules. Inapplicable.
(a)(3) Exhibits. See Index to Exhibits.
        The Company is a party to certain agreements entered into in connection with the Company’s offering of $17,000,000 in subordinated debentures in connection with the offering of Subordinated Debentures to institutional investors by Civitas Statutory Trust I and Cumberland Capital Trust II. Copies of the various transaction documents associated with the trust preferred offerings will be filed with the Commission upon request.

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIVITAS BANKGROUP, INC.
By:	/s/ Richard Herrington
Richard Herrington
President

Date: April 30, 2007

INDEX TO EXHIBITS
2.1	Plan of Tax-Free Reorganization under Section 355 of the Internal Revenue Code and Agreement by and between the Company and the Acquirors identified therein, dated November 24, 2004 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 1, 2004). (pursuant to Item 601(b) (2) of Regulation S-K, the schedules of this agreement are omitted, but will be provided supplementary to the SEC upon request).

2.2	Agreement and Plan of Merger, dated January 25, 2007, by and between Greene County Bancshares, Inc. and Civitas BankGroup, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2007).

3.1	Restated Charter of the Company (Restated for SEC electronic filing purpose only and incorporated herein by reference to the Company’s registration statement on Form S-3 (Registration No. 333-117041) filed with the SEC on June 30, 2004).

3.2	Amended and Restated Bylaws of the Company (Restated for SEC electronic filing purpose only and incorporated herein by reference to the Company’s registration statement on Form S-3 (Registration No. 333-117041) filed with the SEC on June 30, 2004).

10.1	Civitas BankGroup, Incorporated 1998 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2006).*

10.2	Civitas BankGroup, Inc. Employee Stock Purchase Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-105424 filed with the SEC on May 20, 2003).*

10.3	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2004).*

10.4	Form of Incentive Stock Option Agreement (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2004).*

10.5	Loan Agreement dated December 13, 2004 by and between the Company and First Tennessee Bank, National Association (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2004).

10.6	Loan Agreement dated December 13, 2004 by and between the Company and First Tennessee Bank, National Association (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2004).

10.7	Director and named executive officer compensation summary (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).*

10.8	Form of Endorsement Split Dollar Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2007).*

21.1	Subsidiaries of the Company (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

23.1	Consent of Crowe Chizek and Company LLC (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

31.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (Filed herewith).

31.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

*	Management compensatory plan or contract