Form 10-Q
period 2007-03-31
CIVITAS BANKGROUP INC
filed 2007-05-10
CIK 1092099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Common stock outstanding: 16,020,060 shares as of April 30, 2007.

CIVITAS BANKGROUP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
Civitas BankGroup, Inc.
Consolidated Balance Sheets
March 31, 2007 and December 31, 2006
dollars in thousands

	Mar. 31,	Dec. 31,
	2007	2006
	Unaudited
Assets:
Cash and due from banks	$22,976	$20,385
Federal funds sold and securities purchased under resell agreements	0	17,451

Cash and cash equivalents	22,976	37,836
Interest-bearing deposits in financial institutions	776	772
Securities available for sale, at fair value	99,275	99,098
Securities held to maturity, fair value $112,895 and $109,538	107,725	110,758
Loans held for sale	3,013	4,246
Loans	632,141	614,037
Allowance for loan losses	(6,679)	(6,298)

Loans, net	625,462	607,739
Premises and equipment, net	14,664	14,875
Restricted equity securities	3,897	3,897
Cash surrender value of life insurance	6,318	6,252
Investment in unconsolidated affiliates	8	3,091
Accrued interest receivable	4,415	4,736
Other assets	4,643	4,866

Total assets	$893,172	$898,166

Liabilities and Shareholders’ Equity:
Deposits
Noninterest-bearing	$65,639	$71,508
Interest-bearing	669,608	661,012

Total deposits	735,247	732,520
Securities sold under repurchase agreements and federal funds purchased	47,856	58,406
Advances from Federal Home Loan Bank	32,000	30,500
Subordinated debentures	17,000	17,000
Accrued interest payable	3,359	3,486
Other liabilities and accrued expenses	1,281	2,309

Total liabilities	836,743	844,221
Shareholders’ Equity
Common stock, $0.50 par value, 40,000,000 authorized shares; 15,968,797 shares issued at March 31, 2007 and 15,911,750 at December 31, 2006, respectively	7,984	7,956
Additional paid-in capital	25,093	24,666
Retained earnings	24,216	22,390
Accumulated other comprehensive income (loss)	(864)	(1,067)

Total shareholders’ equity	56,429	53,945
Total liabilities and shareholders’ equity	$893,172	$898,166

See accompanying notes to unaudited consolidated financial statements.

Civitas BankGroup, Inc.
Consolidated Statements of Earnings
Three Months ended March 31, 2007 and 2006
dollars in thousands

	THREE MONTHS
	ENDED
	March 31,
	2007	2006
	Unaudited	Unaudited
Interest income
Loans, including fees	$12,168	$9,157
Securities	2,599	2,409
Deposits in financial institutions	3	4
Federal funds sold	182	50
Restricted equity securities dividends	56	44

Total interest income	15,008	11,664

Interest expense
Time deposits of $100,000 or more	2,894	1,938
Other deposits	4,421	2,846
Federal funds purchased and securities sold under repurchase agreements	653	522
Advances from Federal Home Loan Bank	429	425
Subordinated debentures	314	284

Total interest expense	8,711	6,015

Net interest income	6,297	5,649

Provision for loan losses	442	328

Net interest income after provision for loan losses	5,855	5,321

Noninterest income
Service charges on deposit accounts	681	608
Other service charges, commissions and fees	243	233
Mortgage banking activities	351	345
Net gain on securities transactions	0	14
Net gain (loss) on sale of other real estate	6	(9)
Gain on sale of affiliate	1,520	3,457
Other noninterest income	186	251

Total noninterest income	2,987	4,899
See accompanying notes to unaudited consolidated financial statements.

Civitas BankGroup, Inc.
Consolidated Statements of Earnings (continued)
Three Months ended March 31, 2007 and 2006
dollars in thousands except share and per share amounts

	THREE MONTHS ENDED
	March 31,
	2007	2006
	Unaudited	Unaudited
Noninterest expense
Salaries and employee benefits	$3,283	$3,024
Occupancy expense	789	788
Communications	93	101
Other noninterest expense	1,294	1,286

Total noninterest expense	5,459	5,199

Income before income taxes	3,383	5,021

Income tax expense	1,238	1,820

Net Income	$2,145	$3,201

Net earnings per share – basic	0.13	0.20
Net earnings per share – diluted	0.13	0.20

Weighted average shares outstanding – basic	15,934,099	15,857,162
Weighted average shares outstanding – diluted	16,191,793	16,197,947
See accompanying notes to unaudited consolidated financial statements.

Civitas BankGroup, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
Three Months ended March 31, 2007 and 2006
(Unaudited)
dollars in thousands except share amounts

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2005	15,835,095	$7,918	$23,866	$16,942	$(1,501)	$47,225
Issuance of common stock	10,387	5	130	0	0	135
Stock dividends issued	39,172	19	262	(284)	0	(3)
Comprehensive Income:
Net income	0	0	0	3,201	0	3,201
Other comprehensive income
Change in unrealized loss on securities available for sale	0	0	0	0	(546)	(546)
Less: adjustment for realized gains included in net income	0	0	0	0	14	14
Total comprehensive income						2,669

Balance, March 31, 2006	15,884,654	$7,942	$24,258	$19,859	$(2,033)	$50,026

Balance, December 31, 2006	15,911,750	$7,956	$24,666	$22,390	$(1,067)	$53,945

Exercise of stock options	51,407	26	368	0	0	393
Issuance of common stock	5,640	3	0	0	0	3
Cash dividends	0	0	0	(319)	0	(319)
Compensation expense	0	0	59	0	0	59
Comprehensive income:
Net earnings	0	0	0	2,145	0	2,145
Other comprehensive income
Change in unrealized loss on securities available for sale	0	0	0	0	203	203
Total comprehensive income						2,348

Balance, March 31, 2007	15,968,797	$7,984	$25,093	$24,216	$(864)	$56,429

See accompanying notes to unaudited consolidated financial statements.

Civitas BankGroup, Inc.
Consolidated Statements of Cash Flows
Three Months ended March 31, 2007 and 2006
dollars in thousands

	THREE MONTHS ENDED
	March 31,
	2007	2006
	Unaudited	Unaudited
Cash flows from operating activities:
Net income	$2,145	$3,201
Adjustments to reconcile net income to cash from operating activities:
Provision for loan losses	442	328
Depreciation and amortization	309	421
Operations of unconsolidated affiliates	9	(145)
Stock based compensation	59	66
Origination of mortgage loans held for sale	(16,933)	(15,131)
Proceeds from sale of mortgage loans held for sale	18,517	15,123
Net (gain) on securities transactions	0	(14)
Net (gain) on sale of mortgage loans	(351)	(345)
Net (gain)/loss on sale of other real estate	(6)	9
Gain on sale of affiliate	(1,521)	(3,457)
Net change in accrued interest receivable	321	(108)
Net change in accrued interest payable and other liabilities	(1,155)	1,755
Increase in cash surrender value of bank owned life insurance	66	43
Tax benefit on exercise of stock options	(25)	0

Other, net	5	(542)

Total adjustments	(263)	(2,039)

Net cash provided by operating activities	1,882	1,162

Cash flows from investing activities:
Net change in interest-bearing deposits in financial institutions	(4)	23
Purchases of securities available for sale	(27,135)	(10,002)
Proceeds from maturities, redemptions, and sales of securities available for sale	27,162	5,055
Purchases of securities held to maturity	0	(3,180)
Proceeds from maturities and redemptions of securities held to maturity	3,091	2,939
Investment in bank owned life insurance	0	(6,000)
Net change in loans	(18,331)	(27,775)
Proceeds from sale of affiliate	4,657	8,500
Investment in unconsolidated affiliates	0	19
Purchase of property, equipment and leasehold improvements	(130)	(161)
Proceeds from sale of foreclosed property	168	183

Net cash used by investing activities	(10,521)	(30,399)

Cash flows from financing activities:
Net change in deposits	2,727	27,752
Increase in federal funds purchased	431	0
Change in securities sold under agreements for repurchase	(10,981)	2,239
Proceeds (repayments) of Federal Home Loan Bank advances	1,500	(1,000)
Cash dividends paid	(319)	0
Proceeds from exercise of stock options	396	135
Tax benefit on exercise of stock options	25	0

Net cash (used) provided by financing activities	(6,221)	29,126

Net change in cash and cash equivalents	(14,860)	(111)
Cash and cash equivalents at beginning of period	37,836	34,210

Cash and cash equivalents at end of period	$22,976	$34,099

See accompanying notes to unaudited consolidated financial statements.

Civitas BankGroup, Inc.
Notes to Interim Consolidated Financial Statements
March 31, 2007
(Unaudited)
Note 1. Basis of Presentation
The unaudited consolidated financial statements as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”), and in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the 2006 consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Note 2. Earnings per Share of Common Stock
Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Stock options are regarded as potential common shares to the extent that the exercise price for the option is less than the fair market value of our common stock. The Company included 257,694 shares of common stock issuable upon exercise of stock options in the diluted EPS calculation for the three month period ended March 31, 2007.
Note 3. Newly Adopted Accounting Pronouncements
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. The adoption of FIN 48 had no affect on the Company’s financial statements. The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts; no such accruals exist as of January 1, 2007. The Company and its subsidiaries file a consolidated U.S. federal income tax return and a combined unitary return in the state of Tennessee. These returns are subject to examination by taxing authorities for all years after 2002.
Note 4. Pending Merger
On January 25, 2007, the Company announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of January 25, 2007, with Greene County Bancshares, Inc. (“Greene County”), a Tennessee corporation. Under the terms of the Merger Agreement, the Company will be merged with and into Greene County, with Greene County as the surviving corporation, and the Company’s wholly-owned subsidiary Cumberland Bank will be merged with and into GreenBank, a wholly-owned subsidiary of Greene County. Upon the consummation of the transactions contemplated by the Merger Agreement, the Company’s shareholders will be entitled to receive consideration in cash and/or stock equivalent to 0.2674 shares of Greene County common stock for each share of common stock in the Company owned by such shareholders. Each option to purchase Company common stock will be cashed out by the payment to the option holder of an amount equal to the difference between $10.25 and the exercise price for such option.

The closing of the merger is subject to the satisfaction of certain customary closing conditions, including, among others, receipt of approval by the Company’s and Greene County’s shareholders and applicable state and federal regulatory authorities and is expected to occur in the second quarter of 2007.
Note 5. Issued But Not Yet Effective Accounting Standards
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140. SFAS No. 155 permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of SFAS No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.
In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140 (“SFAS No. 156”). This Statement provides the following: (1) revised guidance on when a servicing asset and servicing liability should be recognized; (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; (4) upon initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. The adoption of this statement did not have a material impact on its consolidated financial position or results of operations.
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
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of FIN 48 did not have a material effect on the financial statements.
In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The adoption of this principal did not have a material impact on the financial statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of this issue will have a material impact on the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of this discussion is to provide insight into the financial condition and results of operations of Civitas BankGroup, Inc. and its subsidiaries (the “Company”). This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for a more complete discussion of factors that impact liquidity, capital and the results of operations.
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
The unallocated amount is particularly subjective and does not lend itself to the exact mathematical calculation. The Company uses the unallocated amount to absorb inherent losses which exists as of the balance sheet date for such matters as changes in the local or national economy, the depth or experience of the lending staff, any concentrations of credit in any particular industry group, and new banking laws or regulations.
The resulting ALL balance is reviewed by comparing the balance in the allowance account to historical trends and peer information. The result of the procedures performed is evaluated by management, including the result of the testing, and management concludes on the appropriateness of the balance of the ALL in its entirety. The loan committee of the board of directors review the assessment prior to the filing of financial information.

COMPANY OVERVIEW
General. Civitas BankGroup, Inc. is a Tennessee corporation and registered bank holding company headquartered in Franklin, Tennessee with $893.2 million in total assets at March 31, 2007. We provide banking and other financial services through our bank subsidiary, Cumberland Bank, within five (5) markets throughout Middle Tennessee. As of March 31, 2007, Cumberland Bank held $892.5 million in assets.
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

OVERVIEW
General. Set forth below are significant items that occurred during the three months ended March 31, 2007:
•	Net income for the three months ended March 31, 2007, totaled $2.1 million compared to $3.2 million for the same period for 2006, including a $1.0 million after tax gain on the sale of the Company’s 50% ownership in Insurors Bank of Tennessee in 2007 and a $2.1 million after tax gain on the sale of the Company’s 50% ownership in The Murray Banc Holding Company in 2006.

•	Net earnings per diluted share decreased from $0.20 for the quarter ended March 31, 2006 to $0.13 for the same period in 2007, and including the afore-mentioned one-time gains.

•	The provision for loan losses increased from $328,000 in the first quarter of 2006 compared to $442,000 in the first quarter of 2007.

•	Assets decreased from $898.2 million at December 31, 2006, to $893.2 million at March 31, 2007, a $5.0 million, or 0.6%, decrease. This decline was largely due to the afore-mentioned sale of affiliate and the shift from a federal funds sold position of $17.5 million at December 31, 2006 to a federal funds purchased position at March 31, 2007. This decline was partially offset by loan growth in the amount of $18.1 million.

•	Loans increased to $632.1 million, up 2.9% from $614.0 million at year end 2006. This loan growth primarily occurred in real estate construction loans.

•	Nonperforming assets were $2.2 million at March 31, 2007, a slight decrease from the December 31, 2006 balance of $2.3 million.

•	Deposits totaled $735.2 million, an increase of 0.4% from $732.5 million at year end 2006.

•	Key performance indicators as of March 31, 2007 showed annualized return on average assets (ROA) of 0.96%. The annualized return on average shareholders’ equity (ROE) for the three months ended March 31, 2007 was 15.7%. These ratios include the afore-mentioned one-time gain on sale of affiliates.

•	On January 25, 2007, the Company announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of January 25, 2007, with GreeneCounty Bancshares, Inc. (“Greene County”), a Tennessee corporation. Under the terms of the Merger Agreement, the Company will be merged with and into Greene County, with Greene County as the surviving corporation, and the Company’s wholly-owned subsidiary Cumberland Bank will be merged with and into GreenBank, a wholly-owned subsidiary of Greene County. Upon the consummation of the transactions contemplated by the Merger Agreement, the Company’s shareholders will be entitled to receive consideration in cash and/or stock equivalent to 0.2674 shares of Greene County common stock for each share of common stock in the Company owned by such shareholders. Each option to purchase Company common stock will be cashed out by the payment to the option holder of an amount equal to the difference between $10.25 and the exercise price for such option.

EARNINGS HIGHLIGHTS—FIRST QUARTER RESULTS
During the quarter ended March 31, 2007, the Company’s management continued to focus on improving the Company’s performance. Management’s primary short-term objectives continue to focus on maintaining asset quality, managed loan growth, and increased earnings.
Net Income. The Company recorded net income for the first quarter of 2007 of $2.1 million compared with net income of $3.2 million in the first quarter of 2006. Diluted earnings from continuing operations per share for the first quarter of 2007 were $0.13 as compared $0.20 for first quarter 2006.
Net Interest Income and Net Interest Margin. Net interest income for the first quarter of 2007 increased $648,000 as compared to the first quarter of 2006. This increase is comprised of a $3.3 million increase in the interest income, partially offset by a $2.7 million increase in the cost of funds. Net interest margin for the first quarter of 2007 decreased 25 basis points to 2.99% from 3.24% in the first quarter of 2006. The changes in net interest income and net interest margin for the three months ended March 31, 2007 as compared to the same period in 2006 were primarily the result of the following:
Rate:
•	Yield on loans increased 36 basis points. Securities yield increased 26 basis points to 5.04%.

•	Costs of deposits increased 89 basis points.

•	Federal funds purchased and repurchase agreements interest rates increased 80 basis points.

•	Interest rates on other borrowed money increased 10 basis points.

•	Cost of subordinated debentures increased 71 basis points.
Volume:
•	Total average earning assets increased $146.8 million, or 20.7%, with the significant amount of this increase in the Company’s average loan portfolio, which increased by $132.5 million, or 26.7%. The increase in federal funds sold in the amount of $9.5 million added to the increase in average earning assets.

•	Average interest-bearing liabilities increased $121.0 million, or 17.0%. Average deposits accounted for $118.7 million of this increase, while repurchase agreements and federal funds purchased accounted for $2.6 million of this increase.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities and net interest margin for the three months ended March 31, 2007 and 2006:
Average Balance Sheet
(dollars in thousands, except yields and rates)

	Three Months Ended			Three Months Ended
	03/31/07			03/31/06
	Average		Income/	Average		Income/
	Balance	Yield	Expense	Balance	Yield	Expense
Loans[1,2]	$627,802	7.86%	$12,168	$495,339	7.50%	$9,157
Securities[3]	208,947	5.04%	2,599	204,287	4.78%	2,409
Federal funds sold	13,939	5.30%	182	4,384	4.63%	50
Other earning assets	4,174	5.73%	59	4,086	4.76%	48

Total earning assets	854,862	7.12%	15,008	708,096	6.68%	11,664
Cash and due from banks	13,869			22,058
Allowance for loan losses	(6,354)			(4,965)
Other assets	31,391			37,412

Total assets	893,768			$762,601

Deposits	$731,491	4.06%	$7,315	$612,755	3.17%	4,784
Federal funds purchased and securities sold under repurchase agreements	52,267	5.07%	653	49,620	4.27%	522
Subordinated debentures	17,000	7.49%	314	17,000	6.78%	284
Borrowed funds	33,828	5.14%	429	34,211	5.04%	425

Total interest bearing liabilities	834,586	4.23%	8,711	713,586	3.42%	6,015

Other liabilities	4,485			1,337
Shareholders’ equity	54,697			47,678

Total liabilities and shareholders’ equity	$893,768			$762,601

Net interest income			$6,297			$5,649

Net interest margin		2.99%			3.24%

1.	Interest income includes loan fees.

2.	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

3.	No taxable equivalent adjustments have been made.

INVESTMENT PORTFOLIO
General. The Company invests primarily in obligations of the United States, obligations of states, counties and municipalities and mortgage-backed securities. The following table presents, at the periods indicated, the carrying amount of our securities portfolio segregated into available for sale, or AFS, and held to maturity, or HTM, categories:
Composition of Investment Portfolio
dollars in thousands

	March 31,	December 31,
	2007	2006
Available for Sale
U.S. Government Agencies	$4,130	$3,715
Obligations of States, Counties, Municipalities	3,321	3,317
Mortgage-backed	91,824	92,066

Total Available for Sale	99,275	99,098
Held to Maturity
U.S. Government Agencies	1,658	1,647
Obligations of States, Counties, Municipalities	29,345	29,534
Mortgage-backed	74,219	77,073
Other Debt Securities	2,503	2,504

Total Held to Maturity	107,725	110,758

Total Securities	$207,000	$209,856

The following table indicates the maturities of securities at March 31, 2007 at the carrying amount and the weighted average yields of such securities:
Maturity of Investment Portfolio
dollars in thousands

	AFS		HTM
	Amount	Yield	Amount	Yield
U.S. Government Agencies
Under 1 year	$0	—	$0	—
1 – 5 years	1,441	4.45%	0	—
5 – 10 years	0	—	0	—
Over 10 years	2,429	6.01%	1,658	6.40%

Total U.S. Government Agencies	3,870	5.42%	1,658	6.40%
Obligations of State, Counties, Municipalities
Under 1 year	0	0.00%	150	3.90%
1 – 5 years	256	3.20%	263	2.97%
5 – 10 years	2,622	3.34%	6,911	3.74%
Over 10 years	443	3.94%	22,021	4.29%

Total Obligations of State, Counties, Municipalities	3,321	3.41%	29,345	4.23%

Mortgage-backed	91,724	5.13%	74,219	5.03%

Other Debt Securities
Under 1 year	0	—	0	—
1 – 5 years	0	—	1,003	5.44%
5 – 10 years	0	—	0	—
Over 10 years	0	—	1,500	8.97%

Total Other Securities	0	—	2,503	5.37%

Total Securities	$99,275	5.09%	$107,725	4.94%

Unrealized losses on corporate bonds have not been recognized into income because the issuer(s) bonds are of high credit quality (rated AA or higher), management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bond(s) approach maturity.

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
Composition of Loan Portfolio
dollars in thousands

	March 31,	December 31,
	2007	2006
Real Estate — Construction	$288,659	$271,251
Real Estate – Residential	141,716	129,422
Real Estate – Commercial and other	128,126	139,553
Commercial	58,907	57,575
Consumer	13,717	14,667
Other	1,473	2,041
Deferred Fees	(457)	(472)

Total Loans	$632,141	$614,037

Totals loans grew $18.1 million since December 31, 2006. Management places an emphasis on short-term real estate lending such as construction, acquisition and development, and commercial real estate loans. The Company has established internal targets for real estate secured loans of at least 75% of total loans, with an emphasis on variable interest rate loans or loans with maturities under five years if at fixed rates. As of March 31, 2007, 88.4% of the loan portfolio was secured by real estate.
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

Loan delinquencies, defined as loans greater than 30 days past due plus any loans on nonaccrual status, were 0.46% of the total loan portfolio on March 31, 2007 as compared to 0.36% at December 31, 2006. Provision expense equaled $442,000 and $328,000 for the three months ended March 31, 2007 and 2006, respectively. A summary of loan loss experience during the three months ended March 31, 2007 and 2006 is provided below. Non-performing assets to total loans were 0.35% at March 31, 2007 as compared to 0.52% at March 31, 2006. The following is the activity in the allowance for loan losses:
Summary of Allowance for Loan Losses
dollars in thousands

	Three Months Ended
	March 31,
	2007	2006
Allowance for loan losses — beginning balance	$6,298	$4,765
Charge-offs	78	356
Recoveries	17	304

Net charge-offs	61	52
Provision for loan losses	442	328

Allowance for loan losses — ending balance	$6,679	$5,041

Loans outstanding at end of period	$632,141	$504,171

Average loans outstanding during period	$627,802	$495,339

Allowance for loan losses as a percentage of loans outstanding	1.06%	1.00%

Ratio of annualized net charge-offs during period to average loans	0.04%	0.04%
Nonperforming Assets. For financial statement purposes, nonaccrual loans are included in loans outstanding, whereas repossessions and other real estate are included in other assets.

The following is a summary of nonperforming assets as of March 31, 2007 and December 31, 2006:
Summary of Nonperforming Assets
dollars in thousands

	March 31, 2007	December 31, 2006
Non-accrual loans	$1,977	$1,946
Other real estate owned	356	352
Loans past due 90 days or more still accruing	0	0

Total nonperforming loans assets	$2,333	$2,298
The following table summarizes significant details of the loan portfolio as of March 31, 2007:
Supplemental Loan Information
dollars in thousands

				Other real	Year-to-date
				estate owned	net charge-
	Loans	% of total	Nonaccrual	and	offs
	outstanding	loans	loans	repossessions	/(recoveries)

Real Estate – Construction	$288,659	45.7%	$183	$105	$0
Real Estate – Commercial	141,716	22.4%	1,156	0	0
Real Estate – Residential	128,126	20.2%	133	251	40
Commercial	58,907	9.3%	499	0	(3)
Consumer	13,717	2.2%	6	0	23
Other	1,473	0.2%	0	0	1
Deferred Fees	(457)	0.0%	0	0	0

Total Loans	$632,141	100.0%	$1,977	$356	$61

In addition to the nonaccrual loans, management has internally identified an additional $6.3 million in loans as potential problem credits. These loans are performing loans but are classified due to payment history, decline in the borrower’s financial position or decline in collateral value. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Loans classified as doubtful have all the weaknesses inherent in one classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. The following table shows the amount in each classification.
Summary of Performing Classified Loans
As of March 31, 2007
dollars in thousands

Substandard	$6,220
Doubtful	96
Loss	0

Total	$6,316

Management believes the balance of the allowance for loan losses to be adequate as of March 31, 2007 based on its internal evaluation of the allowance for loan losses and loan portfolio. Quarterly, the allowance for loan losses is evaluated under the provision of Statement of Financial Accounting Standards (“SFAS”) Nos. 114 and 118. Under these guidelines, specific reserves are allocated for loans considered impaired. A general reserve is also maintained for the Company’s homogeneous loans. The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Although management believes the allowance for loan losses at March 31, 2007 to be adequate, further deterioration in problem credits, the results of the loan review process, or the impact of deteriorating economic conditions on borrowers, could require increases in the provision for loan losses and could result in future charges to earnings which could have a significant negative impact on net earnings.

DEPOSITS
The average daily amounts of deposits and rates paid on such deposits at March 31, 2007 and March 31, 2006 are summarized as follows:
Average Deposit Balance
dollars in thousands

	March 31, 2007		March 31, 2006
	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$60,521	—	$58,381	—
Interest bearing demand deposits	202,615	3.86%	163,436	2.89%
Savings and money markets	62,990	2.32%	66,633	2.19%
Time deposits	322,569	5.08%	257,141	4.04%
Wholesale deposits	82,796	4.82%	67,164	4.01%

Total	$731,491	4.06%	$612,755	3.17%

The amount of time deposits of $100,000 or more outstanding at March 31, 2007 by time remaining until maturity or reprice is as follows:
Time Deposit Maturity
dollars in thousands

Under 3 months	$91,024
Over 3 months through 12 months	127,703
Over 1 year through 3 years	29,456
Over 3 years	4,464

Total	$252,647

Brokered certificates of deposit totaling $63.9 million are included in the above totals. Brokered deposits are used as a source of liquidity and typically are comparable with that of the local market. A portion of these brokered deposits were used to purchase specific securities as part of the Company’s leverage transactions in 2003.

KEY RATIOS
Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows for the three months ended March 31, 2007 and March 31, 2006:
Performance Indicators

	March 31, 2007	March 31, 2006
Return on average assets(1)	0.96%	1.68%
Return on average equity(1)	15.69%	26.86%
Average equity to average assets ratio	6.12%	6.25%

(1)	annualized
NONINTEREST INCOME
The components of the Company’s noninterest income include service charges on deposit accounts, other fees and commissions, mortgage banking activities, gain on sale of securities and gain on sale of assets. Total noninterest income decreased 39.0% to $3.0 million for the three month period ended March 31, 2007. This decrease was largely due $2.0 million difference between the gains on the sale of the Company’s interest in its affiliates.
Other than the gain on sale of assets, the largest component of the Company’s noninterest income is revenue generated on deposit accounts. Service charges on deposit accounts increased $73,000, or 12.1% to $681,000 during the three months ended March 31, 2007 compared to the same period in 2006. This increase is primarily due to a increase in the volume of insufficient check fees charged to customers and an increase in the number of accounts subject to service charges. Revenue from mortgage banking activities remained relatively flat at $351,000 for the first three months of 2007, an increase of $6,000 or 1.7% compared to the same period last year. Other service charges, fees and commissions also held relatively steady at $243,000 for the first three months of 2007, with a small increase of $10,000, or 4.3%, over the first three months of 2006.

NONINTEREST EXPENSE
Noninterest expense consists primarily of salaries and employee benefits, occupancy expenses, marketing, communications and other operating expenses. Total noninterest expense decreased $260,000, or 5.1%, to $5.5 million during the three months ended March 31, 2007 compared to the same period in 2006. Salaries and employee benefits, which totaled $3.3 million for the three month period, make up the largest category in noninterest noninterest expenses. These expenses increased $259,000, or 8.6%, for the three month period ended March 31, 2007. Other noninterest expenses decreased $8,000 for the three months ended March 31, 2007 as the Company continued to improve operating efficiencies. Offsetting the decline in other operating expenses was $107,000 recorded for merger related expenses. Efficiency ratios by time period are listed below.
Efficiency Ratio
dollars in thousands

	March 31, 2007	March 31, 2006
Net Interest Income	6,297	5,649
Non Interest Income	2,987	4,899
Non Interest Expense	5,459	5,199
Efficiency Ratio	58.8%	49.3%
INCOME TAXES
Income tax expense for the three months of 2007 totaled $1.2 million as compared to $1.8 million for the same period in 2006. When measured as a percentage of income before taxes, the Company’s effective tax rate was 36.6% in 2007 as compared to 36.2% in 2006. Effective tax rates are lower than statutory rates due primarily to the interest from investment in tax exempt municipal bonds.

FINANCIAL CONDITION
Balance Sheet Summary
Reflecting the sale of the Company’s interest in Insurors Bank of Tennessee, the Company’s total assets decreased $5.0 million, or 0.6%, to $893.2 million at March 31, 2007 from $898.2 million at December 31, 2006. Loans grew $18.1 million, or 3.0%, since December 31, 2006, while securities declined $2.9 million, or 1.4%, since December 31, 2006.
Deposits grew in the amount of $2.7 million since December 31, 2006. Total liabilities decreased $7.5 million, or 0.9%, to $836.7 million at March 31, 2007 compared to $844.2 million at December 31, 2006. Securities sold under repurchase agreements decreased $11.0 million to $47.9 million since December 31, 2006 largely due to one customer’s account activity.
Shareholders’ equity increased $2.5 million to $56.4 million at March 31, 2007 compared to December 31, 2006 primarily due to the Company’s net income. See “Capital Position and Dividends” for further analysis.
Liquidity and Asset Management
The Company’s management seeks to maximize net interest income by managing the Company’s assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is the ability to maintain sufficient cash levels necessary to fund operations meet the requirements of depositors and borrowers and fund attractive investment opportunities. Higher levels of liquidity bear corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets and higher interest expense involved in extending liability maturities. Liquid assets including cash, due from banks and federal funds sold totaled $23.0 million at March 31, 2007. In addition, the Company has $21.1 million in unpledged securities to secure additional borrowing capacity for liquidity needs.
The Company’s primary source of liquidity is a stable core deposit base. Payments from the loan and investment portfolios provide a secondary source. Borrowing lines with correspondent banks, the Federal Home Loan Bank and the Federal Reserve augment these traditional sources. Repurchase agreements, brokered CDs, public fund deposits and loan participations are alternative sources of funding to which the Company has access. As of March 31, 2007, the Company had approximately $20.1 million of available borrowings from the Federal Home Loan Bank and approximately $56.1 million of federal funds lines available for overnight borrowings.

The Company’s securities portfolio consists of earning assets that provide liquidity and/or interest income. For those securities classified as held to maturity the Company has the ability and intent to hold these securities to maturity. Securities classified as available for sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rates, prepayment risk, the need or desire to increase capital and similar economic factors. Cash flows totaling approximately $36.5 million are projected to be generated from the securities portfolio within the next twelve months.
A secondary source of liquidity is the Company’s loan portfolio. At March 31, 2007, loans of approximately $399.1 million either will become due or will be subject to rate adjustments within twelve months. Continued emphasis will be placed on structuring adjustable rate loans.
As for liabilities, time deposits greater than $100,000 of approximately $218.7 million will become due during the next twelve months. There have been no significant reductions in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings and management anticipates that there will be no significant withdrawals from these accounts in the future. However, future decreases in rates could have a negative effect on total deposits.
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
Off Balance Sheet Arrangements
At March 31, 2007, the Company had unfunded loan commitments outstanding of $176.9 million and unfunded letters of credit of $13.8 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiary has the ability to liquidate Federal funds sold or securities available for sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Company’s bank subsidiary could sell participations in these or other loans to correspondent banks.

Capital Position and Dividends
At March 31, 2007, total shareholders’ equity was $56.4 million or 6.3% of total assets. The increase of $2.5 million in shareholders’ equity during the three months ended March 31, 2007 resulted mainly from the Company’s net income of $2.1 million and $395,000 in issuance of common stock through the Company’s Employee Stock Purchase Plan and exercise of stock options, and $203,000 unrealized loss in securities available for sale. This increase was partially offset by $319,000 in cash dividends paid.
The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary bank. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and the subsidiary bank have none, and a part of the allowance for loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary bank and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. Subordinated debentures are allowed to be counted in Tier I capital, subject to certain limitations. At March 31, 2007, the Company’s and its bank subsidiary’s total risk-based capital ratio, Tier I risk-based capital ratio, and Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) were as follows:
CAPITAL STANDARDS
dollars in thousands

	Required Minimum		Well Capitalized		Actual		Excess over
							Well
	Amount	Ratios	Amount	Ratios	Amount	Ratios	Capitalized

Tier I to average assets — leverage
Civitas BankGroup, Inc.	$35,749	4.00%	$44,686	5.00%	$74,493	8.34%	$29,807
Cumberland Bank	35,696	4.00%	44,620	5.00%	69,982	7.84%	25,362
Tier I to risk-weighted assets
Civitas BankGroup, Inc.	29,576	4.00%	44,364	6.00%	74,493	10.07%	31,129
Cumberland Bank	29,580	4.00%	44,370	6.00%	69,982	9.46%	25,612
Total capital to risk-weighted assets
Civitas BankGroup, Inc.	59,152	8.00%	73,940	10.00%	81,172	11.32%	7,232
Cumberland Bank	59,160	8.00%	73,950	10.00%	76,661	10.37%	2,711

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
Management believes there have been no significant changes in market risk as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Except for as setforth below, there have been no material changes to our risk factors as previously disclosed in Part I, Item IA, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The Company’s proposed merger with Greene County described in more detail above is anticipated to close in the second quarter of 2007 but must be approved by both Greene County’s and the Company’s shareholders before it can be finalized. Consummation of this merger is also subject to the receipt of required regulatory approvals and the satisfaction of other customary closing conditions. If the merger is not completed for any reason, the Company’s stock price may decline because certain costs related to the merger, such as legal and accounting fees, must be paid even if the merger is not completed. In addition, if the merger is not completed, the Company’s stock price may decline to the extent that the current market price reflects the assumption by investors that the merger will be completed.
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
CIVITAS BANKGROUP, INC.
(Registrant)

DATE: May 10, 2007	/s/ Richard Herrington
Richard Herrington,
President and Chief Executive Officer

DATE: May 10, 2007	/s/ Lisa Musgrove
Lisa Musgrove,
Executive Vice President, Chief Financial Officer and Chief Operating Officer